Form 10-Q
period 1993-11-30
PETERS J M CO INC
filed 1994-01-13
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1993

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-15952

                            J.M. PETERS COMPANY, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                             95-2956559
            --------                             ----------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization            Identification Number)

3501 Jamboree Road, Suite 200, Newport Beach, California     92660
- ---------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

                                (714) 854-2500
                                --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  XX    No
                                    --       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class and Title of        Shares Outstanding as of
          Capital Stock               January 1, 1994
        -----------------         ------------------------

   Common Stock, $.10 Par Value          14,995,000

                           J.M. PETERS COMPANY, INC.
                               INDEX TO FORM 10-Q


                                                             Page
                                                             ----
Part I - Financial Information:

   Item 1 - Financial Statements

   Consolidated Balance Sheets -
   November 30, 1993, and February 28, 1993                    1

   Consolidated Statements of Operations for the
   Three Months Ended November 30, 1993, and 1992
   and the Nine Months Ended November 30, 1993, and
   1992                                                        2

   Consolidated Statements of Cash Flows for the
   Nine Months Ended November 30, 1993, and 1992               3

   Notes to Consolidated Financial Statements                  4


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations     5-8


Part II - Other Information

   Item 1 - Legal Proceedings                                 9

   Item 3 - Defaults upon Senior Securities                   9

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                     November 30,   February 28,
                                                                         1993           1993
                                                                     (Unaudited)
                                                                     ------------   ------------
Cash and cash equivalents                                              $  8,953       $  9,454
Restricted cash                                                           1,733          1,888
Accounts and notes receivable                                             1,628          1,905
Residential inventories:
    Land and improvements under construction                             99,852         92,251
    Completed residential homes                                           6,370          1,430
    Model homes                                                          10,581          5,955
                                                                       --------       --------
                                                                        116,803         99,636
                                                                       --------       --------

Property and equipment, at cost, net of accumulated depreciation of $2,143 and $2,074 as of November 30, 1993 and February 28,
    1993, respectively                                                      173            222
Prepaid expenses and other assets                                         2,803          2,446
                                                                       --------       --------
                                                                       $132,093       $115,551
                                                                       ========       ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                          $ 35,726       $ 38,433
Due to Capital Pacific Homes, Inc.                                          413          1,702
Accounts payable                                                         11,178          1,089
Accrued liabilities                                                       6,494          6,665
                                                                       --------       --------
        Total liabilities                                                53,811         47,889
                                                                       --------       --------

Minority Interest                                                        25,093         19,647

Stockholders' equity (deficit):
  Common stock, par value $.10 per share, 15,000,000 shares
      authorized; 14,995,000 issued and outstanding                       1,500          1,398
  Additional paid-in capital                                            210,387        207,824
  Accumulated deficit                                                  (158,698)      (161,207)
                                                                       --------       --------
        Total stockholders' equity                                       53,189         48,015
                                                                       --------       --------
                                                                       $132,093       $115,551
                                                                       ========       ========


      The accompanying notes are an integral part of these statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                Three months                 Nine months
                                              ended November 30,          ended November 30,
                                              ------------------         -------------------
                                               1993       1992             1993       1992
                                              -------    -------          -------   --------
Revenue:
  Sales of homes                              $33,811    $ 3,463          $40,744   $ 35,131
  Sales of land and lots                        2,661      8,900            7,173     30,844
  Interest and other income                       872      1,510            1,681      2,120
                                              -------    -------          -------   --------
                                               37,344     13,873           49,598     68,095
                                              -------    -------          -------   --------
Costs and expenses:
  Cost of homes and land                       30,703      9,548           42,212     56,876
  Selling, general and administrative           3,394      2,212            7,298      7,700
  Adjustments to carrying value of real
    estate projects                                 -          -                -     75,036
  Interest expense                                  0      1,914              418      9,895
  Minority Interest                             1,588          0            1,519          0
                                              -------    -------          -------   --------
                                               35,685     13,674           51,447    149,507
                                              -------    -------          -------   --------
Income (loss) before income taxes
    and extraordinary income                    1,659        199           (1,849)   (81,412)

Extraordinary income                            4,358          0            4,358          0
                                              -------    -------          -------   --------
Income (loss) before income taxes               6,017        199            2,509    (81,412)

Income tax expense (benefit)                        0     (1,792)               0     (1,792)
                                              -------    -------          -------   --------
        NET INCOME (LOSS)                     $ 6,017    $ 1,991          $ 2,509   $(79,620)
                                              -------    -------          -------   --------

Income (loss) per common share before
    extraordinary income                        $0.11      $0.14           ($0.13)    ($5.70)

Earnings per share due to
    extraordinary income                         0.29       0.00             0.30       0.00
                                              -------    -------          -------   --------
Net earnings/(loss) per share                   $0.40      $0.14            $0.17     ($5.70)
                                              =======    =======          =======   ========

Weighted average number of common shares       14,995     13,980           14,318     13,980
                                              =======    =======          =======   ========




        The accompanying notes are an integral part of these statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended November 30,
                                 (In thousands)
                                   (Unaudited)

                                                             1993        1992
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                        $  2,509    $(79,620)
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:

        Deferred profit on sale of land                           -       1,500
        Income from extraordinary item                       (4,358)          -
        Adjustments to the carrying value of real estate
          projects                                                -      75,036
        (Increase) decrease in residential inventories      (10,792)     44,691
        Decrease (increase) in receivables, prepaid
            expenses and other assets                           619      (2,566)
        Increase (decrease) in accounts payable               6,510      (1,906)
        Decrease in accrued liabilities                        (321)     (1,541)
                                                           --------    --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (5,833)     35,594
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Durable Homes                                (1,300)          -
    (Increase) decrease in investment in partnerships          (184)     17,728
                                                           --------    --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (1,484)     17,728
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                               9,089       6,857
    Advances from San Jacinto (former parent) , net               -       3,025
    Repayments to Capital Pacific Homes, Inc.                (1,289)    (45,344)
    Increase in minority interest in joint ventures           3,332           -
    Principal payments of notes payable                      (4,471)    (25,584)
                                                           --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           6,661     (61,046)
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (656)     (7,724)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             11,342      20,136
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 10,686    $ 12,412
                                                           ========    ========

Supplemental Disclosures:
  Residential inventory reduced by extraordinary item        $9,890           -
  Notes Payable reduced by extraordinary item                14,248           -
  Purchase of Durable Homes - Residential inventory          16,265           -
  Purchase of Durable Homes - Other assets                      466           -
  Purchase of Durable Homes - Notes Payable                   6,923           -
  Purchase of Durable Homes - Accounts Payable                3,579           -
  Purchase of Durable Homes - Minority Interest               2,114           -
  Purchase of Durable Homes - Other Liabilities                 150           -
  Purchase of Durable Homes - Stock issuance                  2,665           -

       The accompanying notes are an integral part of these statements.

                  J.M. PETERS COMPANY, INC., AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the J.M. Peters Company, Inc., ("Company") Form 10-K for the fiscal year ended February 28, 1993. In the opinion of management, the financial statements presented herein include all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine month period ended November 30, 1993, are not necessarily indicative of the results that may be expected for the year ending February 28, 1994.

2. Notes payable:

  Notes payable at November 30, 1993, and February 28, 1993, are summarized as follows:

                                      November 30,   February 28,
                                          1993           1993
                                      ------------   -------------
                                              (In Thousands)
  Construction notes matured:           $10,402         $24,495
  Construction notes maturing
    within one year:                      9,154             -0-
  Construction notes maturing
    over one year:                          795             -0-
  Promissory notes secured by
    deeds of trust, bearing interest
    at prime plus 1%:                    13,360          13,938
  Promissory note secured by
    deed of trust bearing interest
    at prime plus 1.5%                    2,015             -0-
                                        -------         -------
                                        $35,726         $38,433
                                        =======         =======

3. Due to Capital Pacific Homes, Inc.:

   Due to Capital Pacific Homes, Inc., consists of the following amounts:

                            November 30,    February 28,
                                1993           1993
                            ------------    ------------
                                   (In Thousands)
  Loans Secured by Land:       $413            $1,702
                               ====            ======

The loans and lines of credit from Capital Pacific Homes, Inc., ("CPH") bear interest at the prime rate plus 1%.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              FINANCIAL CONDITION

During the quarter ended November 30, 1993, the Company completed the purchase of Durable Homes, Inc. ("Durable"), a privately held Las Vegas builder for $1.3 million in cash, a $400,000 note and 1,015,000 newly issued shares of the Company's stock. The acquisition of Durable, an experienced Nevada homebuilder for the first and second time homebuyer, represents a significant entry by the Company into the Nevada market. Through November 30, 1993, Durable contributed 78 home closings and approximately $8.2 million of revenues to the Company's operations. At November 30, 1993, Durable had 168 homes under construction and expects to close approximately 140 homes during the fourth quarter of this fiscal year.

Also, through a newly formed subsidiary, J.M. Peters Nevada, Inc. ("JMPN"), the Company has further expanded operations in Nevada. JMPN was established to serve the move-up market in Las Vegas and when coupled with Durable the Company will offer a full range of product in this dynamic market. JMPN recently purchased over twenty-one acres in the Summerlin planned community in Las Vegas. This escrow closed in October and was financed by seller financing, corporate funds and an equity partner who will receive 50% of the profits. The seller of the land carried back a note secured by a deed of trust totalling $2.0 million. The Company anticipates the commencement of development in February 1994 with home closings commencing approximately nine months thereafter.

During the Resolution Trust Corporation's ownership of the Company's majority interest, the Company defaulted on most of its loans. At the time of the acquisition of the Company by CPH, the Company had approximately $185.5 million in defaulted loans. Of these, only two loans with a total principal balance of $10.4 million remain to be resolved. All other loans have been resolved since the new management took over the Company. Of the remaining two loans, one is an acquisition and development loan totalling $9.5 million which is secured by 171 lots in Mission Viejo, California. The other, a construction loan totalling approximately $900 thousand, is secured by 15 lots with foundations in place and one completed home. The lender holding the construction loan has filed a notice of default against the property. The lender who holds the acquisition and development loan has commenced legal action against the Company to collect the amount due.

In addition to the Las Vegas joint venture, the Company has four other joint ventures in Southern California, with the California Public Employees' Retirement System ("CalPERS") for which the Company had previously arranged financing of approximately $66.0 million for the construction of 346 homes. At November 30, 1993, the Company had closed 89 of those homes and had a total of 95 additional homes under construction. As of November 30, 1993, 63 of the 95 homes under construction have been sold. The Company expects to complete 66 of these homes during the fourth quarter of fiscal 1994. The Company receives on an ongoing basis an overhead fee of three percent of gross sales of homes relating to the joint ventures. The Company will not receive additional cash flow from joint venture home closings until its venture partner receives cash flow in accordance with the joint venture agreements. Currently, the Company anticipates receiving cash flow from home closings under the ventures by the end of fiscal 1995.

At November 30, 1993, the Company had 15 homes under construction at its Redhawk project in Temecula, California. This phase of homes was financed using a new bank loan commitment. As of November 30, 1993, the Company had sold twelve of these homes. Delivery of these homes started in December 1993. From these sales, the Company anticipates receiving cash flow of $3.3 million (less closing costs and bank loan payoffs). The Company had previously started 12 homes at its La Quinta, California, project. The Company is building these units out of available corporate funds. As of November 30, 1993, the Company has sold 9 of the 12 homes. Closings of these homes, which began during December of 1993, should generate cash flow of approximately $5.7 million (less closing costs and bank loan payoffs).

The Company continues to seek additional capital to develop the balance of the Company's lot inventory. Availability of financing in Southern California remains constrained by local economic conditions. Many large traditional sources of construction financing are working out existing loans rather than lending currently. The Company is aggressively seeking alternative sources of financing through non-traditional sources such as syndications, lines of credit, or joint ventures.

The Company expects that cash flow generated from the Las Vegas operations, the joint ventures and home closings within the Redhawk and La Quinta projects will be sufficient to cover the Company's operations for the next 12 months.

                              BALANCE SHEET ITEMS

Residential inventories increased from $99.6 million at February 28, 1993, to $116.8 million at November 30, 1993. The increase was due to the acquisition of Durable, the purchase of property by JMPN and payments made for the homes currently under construction, net of amounts for homes closed and land sold.

Accounts payable increased to $11.2 million at November 30, 1993, from $1.1 million at February 28, 1993. This increase was a result of the acquisition of Durable and homes currently under construction. The majority of the amount payable is funded by draws from the Company's joint venture partners and bank financing, not out of the Company's cash.

Minority interest in investment in joint ventures increased to $25.1 million at November 30, 1993, from $19.6 million at February 28, 1993. This amount reflects the equity investments made by the Company's partners in the joint ventures.

                             RESULTS OF OPERATIONS

Third Quarter of Fiscal 1994 Compared With the Third Quarter of Fiscal 1993:

Revenues from housing sales for the third quarter of fiscal 1994 and the third quarter of fiscal 1993 were $33.8 million and $3.5 million, respectively, reflecting an increase of $30.3 million from the corresponding period of fiscal 1993. The increase was due to increased home closings. Home closings for the third quarter of fiscal 1994 were 165 versus 16 homes during the third quarter of fiscal 1993. Included in this amount were 78 homes closed by Durable.

Selling, general and administrative expenses for the third quarter of fiscal 1994 of $3.4 million, increased by $1.2 million from the corresponding period of fiscal 1993. This increase was due primarily to the consolidation of recently acquired Durable whose selling, general and administrative expense for the quarter was $1.1 million.

There was no interest expense for the third quarter of fiscal 1994. This reflects a reduction of $1.9 million when compared to the corresponding period of the prior year. This decrease was due primarily to the increase in interest capitalization on increased construction activity.

As a result of the foregoing factors, the Company posted an operating profit of $1.6 million for the three months ended November 30, 1993. This amount when added to an extraordinary gain from the resolution of project financing in the amount of $4.4 million resulted in net income for the quarter of $6.0 million.

For the third quarter of fiscal 1994 the Company recorded 162 net orders (homes contracted for sales less cancellations) on home sales which was 140 homes greater than in the comparable quarter ended November 30, 1992. The Company had 294 homes in its backlog (homes under contract but not closed) at November 30, 1993, which was an increase of 266 homes over the Company's backlog at November 30, 1992.

First Nine Months of Fiscal 1994 Compared With the First Nine Months of Fiscal 1993:

Revenues from home sales for the first nine months of fiscal 1994 and the first nine months of fiscal 1993 were $40.7 million and $35.1 million, respectively, reflecting an increase of $5.6 million or 16.0% from the corresponding period of fiscal 1993. This increase was due to a greater number of home closings during the first nine months of fiscal 1994. Home closings for the first nine months of fiscal 1994 were 197 versus 106 homes during the first nine months of fiscal 1993 or an increase of 91 homes.

Selling, general and administrative expenses for the first nine months of fiscal 1994 of $7.3 million decreased by $402 thousand from the corresponding period of fiscal 1993. This decrease was due primarily to reduced personnel costs and continued cost reducing measures to control overhead even though the revenues and production have increased. The newly acquired Durable added $1.1 million in selling, general and administrative expenses for the period.

Interest expense of $418 thousand for the first nine months of fiscal 1994 was approximately $9.5 million less than the corresponding period of the prior year. This decrease was due primarily to the lower level of debt as a result of the sale of San Jacinto Savings Association, F.A.'s interest in the Company to CPH and the associated restructuring of debt. In addition, there has been an increase in interest capitalization due to the current level of construction activity.

The Company also recorded a one time gain of $4.4 million due to a resolution of project financing. As a result of the foregoing factors, the Company posted a pre-tax gain of $2.5 million for the nine months ended November 30, 1993, versus a pre-tax loss of $81.4 million for the nine months ended November 30, 1992.

The Company's pre-tax net loss of $81.4 million during the first nine months of fiscal 1993 was a result of additional adjustments to the realizable value of assets resulting from the close of the CPH acquisition. No such adjustments were made during the first nine months of fiscal 1994.

For the first nine months of fiscal 1994 the Company recorded 260 net orders (homes contracted for sales less cancellations) on home sales which was 207 homes higher than fiscal 1993. The Company had 294 homes in its backlog (homes under contract but not closed) at November 30, 1993, which was an increase of 266 homes over the Company's backlog at November 30, 1992.

                          PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS.

On October 22, 1993, West Coast Land Fund, L.P., commenced an action in Orange County Superior Court against the Company to collect the $9.5 million loan balance, plus interest, owed by the Company to West Coast Land Fund, L.P., which loan is currently in default.

Item 3. - DEFAULTS UPON SENIOR SECURITIES.

The Company continues to be in default on two loans remaining from the period prior to the acquisition of the Company by CPH. The event of default is the failure to pay the loan amounts upon maturity and the failure to pay interest when due. The principal amount of loans in default at November 30, 1993, is approximately $10.4 million.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   J.M. PETERS COMPANY, INC.


Date:  January 10, 1994            BY: /S/ HADI MAKARECHIAN
                                       ------------------------------------
                                       Hadi Makarechian, Chairman and
                                       Chief Executive Officer



Date:  January 10, 1994            BY: /S/ GREG R. PETERSEN
                                       ------------------------------------
                                       Greg R. Petersen, Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)