Form 10-K
period 1994-03-31
PETERS J M CO INC
filed 1994-05-27
CIK 813945

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1994      COMMISSION FILE NUMBER: 0-15925

                           J.M. PETERS COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                         3501 JAMBOREE ROAD, SUITE 200
                           NEWPORT BEACH, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   95-2956559
                                 (IRS EMPLOYER
                             IDENTIFICATION NUMBER)

                                     92660
                                   (ZIP CODE)

                                 (714) 854-2500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          COMMON STOCK $.10 PAR VALUE
                             (TITLE OF EACH CLASS)

                          THE AMERICAN STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At May 16, 1994, the aggregate market value of the voting stock held by persons other than Capital Pacific Homes, Inc. and the directors and executive officers of the Registrant was $6,648,075 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

     At May 16, 1994, there were 14,995,000 shares of Common Stock outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

GENERAL

     J.M. Peters Company, Inc. ("the Company") is one of the leading single-family homebuilders in Orange County, California and Las Vegas, Nevada, where it builds and sells homes targeted to entry level and move-up buyers. Since 1975, the Company has built and sold nearly 8,000 homes, principally in Orange County, but also in the adjacent counties of Riverside, San Diego and Los Angeles. Since 1969, Durable Homes, Inc. ("Durable"), a wholly owned subsidiary that was acquired by the Company in 1993 (the "Durable Acquisition"), has built and sold nearly 7,000 homes, principally in Las Vegas. According to The Meyers Group, a real estate consulting firm, in 1993 the Company was the 10th largest homebuilder in Orange County and Durable was the 8th largest homebuilder in Las Vegas (in each case, based on unit sales). During the fiscal year ended February 28, 1994, the Company (including Durable's results on a pro forma basis for the full fiscal year) closed 644 home sales at an average sales price of $159,000 (including 205 homes closed in California at an average sales price of $293,000 and 439 homes closed in Nevada at an average sales price of $96,000).

     Recent market information indicates that the Orange County housing market is improving and that the Las Vegas housing market remains quite strong. According to statistics compiled by The Meyers Group, the number of sales of new homes in Orange County was 15% higher during 1993 than during 1992, and the overall inventory of unsold completed new homes in Orange County decreased from a 40 week supply in September 1990 to a 13 week supply in December 1993. A recent study by Kenneth Leventhal & Company determined that the percentage of households in the Orange County area that can afford a median priced home increased from 14% in December 1989 to 47% in December 1993. According to The Meyers Group, Las Vegas, with an expanding job base and relatively low median housing prices, was one of the fastest growing markets in the United States for new home sales in 1993, with annual unit sales of 15,800, 40% greater than the 1992 level. The U.S. Census Bureau ranked Las Vegas as the number one metropolitan area in percentage population growth between 1990 and 1992, with a 14% gain to 971,200 people. During the same period, Orange County gained 106,000 new residents, an increase of over 4%.

     In August 1992, Capital Pacific Homes, Inc., a Delaware corporation ("CPH"), acquired control of the Company in a $47.25 million purchase (the "Acquisition") from the Resolution Trust Corporation ("RTC"). At the time of the Acquisition, the Company had an experienced management team in place and almost 2,000 entitled lots in California (a majority of which were still held by the Company as of February 28, 1994). The Acquisition (and the Company's results of operations for the first six months of fiscal 1993) allowed the Company to improve significantly its balance sheet, as debt was reduced by $215 million (from $263 million to $48 million), stockholders' equity increased by $76 million to $51 million and the book value of residential real estate inventories was written down 51% from $225 million to $111 million. Prior to the Acquisition, the Company had already taken significant writedowns to its land inventory. Such write-downs aggregated approximately $140.3 million during fiscal years 1991 and 1992. The Company believes that one of its competitive advantages is that the carrying value of its land inventory is at or below current market values.

     During much of the period of RTC control, new construction and acquisition activity was halted in California as the RTC followed a strategy essentially limited to liquidating inventory. Closings in California decreased from a peak of 775 homes in fiscal year 1990 (the year prior to RTC control) to 115 homes in fiscal year 1993 (the last year that included any period of RTC control). At the time of the Acquisition, California construction activity had virtually ceased and there were only 13 completed and 15 partially completed homes remaining at the Company. Because of the time required to recommence active building operations after the Acquisition, the Company did not begin closing a significant number of homes in California until the third and fourth quarters of fiscal year 1994. Because of the 22 months of RTC control, the period required to recommence California operations and the acquisition of Durable in mid fiscal year 1994, management of the Company does not believe that its historical operating results prior to the third and fourth quarters of fiscal year 1994 are meaningful indicators of its future performance.

     Since the Acquisition, the Company has focused on: (i) recommencing California building operations; (ii) diversifying its geographic markets to include areas outside of Southern California; (iii) diversifying its product offerings to include both entry level and move-up homes in order to appeal to a broad customer base; (iv) improving and broadening its capital base and sources of financial liquidity; (v) controlling costs while increasing operational efficiency; and (vi) reducing land and inventory risk by avoiding speculative building, constraining project sizes, avoiding entitlement risks and acquiring land through the use of options, purchase contracts, development agreements and joint ventures.

     The Company has made substantial progress in implementing these strategic goals. Since the Acquisition, the Company has: (i) recommenced active building operations in Southern California; (ii) become a significant participant in the Las Vegas, Nevada residential housing market through its acquisition of Durable;
(iii) reduced prices, largely as a result of its reduced land basis, on its California products without adversely affecting its product design or quality;
(iv) obtained approximately $120 million of construction financing commitments, which included approximately $66 million from the "CalPERS LP", which amounts the Company has utilized in the past but are presently not available to the Company as a result of the private placement of $100 million of senior notes;
(v) established new management control systems and reduced overhead, and (vi) completed a private placement of $100 million of senior notes.

     At February 28, 1994, the Company was in various stages of development with respect to 21 active projects, including 11 projects located in the Orange and Riverside Counties of Southern California and in 10 projects located in Las Vegas and Laughlin, Nevada. The Company is actively selling homes in 15 of these projects. At February 28, 1994, the Company owned approximately 1,673 building sites (1,027 in California and 646 in Nevada) and controlled an additional 1,439 building sites (423 in California and 1,016 in Nevada) through options and purchase contracts.

     The Company expects to start construction on approximately 14 new projects during fiscal year 1995 and also expects that substantially all of the projects that generated closings during the third and fourth quarters of fiscal year 1994 will be generating closings throughout fiscal year 1995. At February 28, 1994, the Company had a total backlog of 305 homes sold with an aggregate sales value of $55.8 million, which is moderately higher than the backlog at the start of the third and fourth quarters of fiscal year 1994. The backlog at February 28, 1994 included 124 homes sold with an aggregate sales value of $37.4 million in California and 181 homes sold with an aggregate sales value of $18.4 million in Nevada.

STRATEGY

     The Company's long-term strategy includes the following key elements:

          (1) Diversifying its geographic markets. The Company believes that geographic market diversification is a key element in achieving long-term stability and growth. By acquiring Durable, the Company has expanded its geographic reach beyond its Southern California markets to include Las Vegas and Laughlin, Nevada. While the Company has no current plans to expand outside the Nevada and Southern California markets, it may consider expansion to other markets in the future.

          (2) Diversifying its product. The Company builds homes targeted for entry level buyers as well as move-up buyers so that it is able to deliver cost-effective and quality homes to a broad segment of its potential customer base. Within Nevada, Durable historically focused on entry level and first time move-up buyers. Through its formation of J.M. Peters Nevada, Inc. ("JMPN") in September 1993, the Company positioned itself to deliver higher-end products in Nevada. Within Southern California, the Company historically focused on second and third time move-up buyers. Since the Acquisition in August 1992, the Company has lowered its overall price point in Southern California (from $347,000 average price in fiscal year 1992 to $334,000 and $293,000 in fiscal years 1993 and 1994, respectively), enabling the Company to sell to first-time move-up buyers in Southern California as well as the higher-end segments of that market. The Company may also expand to the entry level market in Southern California by expanding its Durable operations to Southern California.

          During fiscal year 1993, the Company formed a new wholly-owned subsidiary, Capital Pacific Communities, Inc. ("CPC"), to specialize in acquiring and developing multi-family projects. The activities of CPC are part of the Company's overall diversification strategy. Rental housing is a significant component of the market for housing alternatives, representing entry-level housing prior to, or as an alternative to, home ownership. The Company currently anticipates that it will develop and hold its multi-family projects, rather than pursuing a strategy of developing multi-family projects that are sold to other parties or are packaged as part of a real estate investment trust.

          The Company currently expects to acquire or build one or two multi-family housing projects (typically consisting of 150 to 200 units per project) per fiscal year. The Company intends to finance these projects through the use of non-recourse indebtedness.

          (3) Enhancing the Company's capital base and sources of financial liquidity. The Company is seeking to diversify its sources of financing. As conventional real estate lending has decreased, the Company has expanded its focus from traditional project specific financing to Company-wide financing through public capital markets. Consistent therewith, in May, 1994 the Company successfully completed the sale of $100,000,000 of 12 3/4% Senior Notes ("Notes") including 790,000 warrants to purchase common stock (the "Offering"). The proceeds from the offering will be used to repay certain debt of the Company, acquire certain properties and for general working capital purposes. The Company has also obtained a $25 million secured line of credit facility (the "Facility") with Bank One, Arizona, NA ("BOAZ") to provide additional flexibility. The Company intends to maintain its traditional lending relationships as an additional source of liquidity to the extent permitted by the indenture to which the Notes are subject (the "Indenture"). The Company believes this financing strategy will allow orderly growth and greater flexibility to react quickly to changing market conditions.

          (4) Controlling costs and maintaining operational efficiency. The Company has implemented job cost, warranty tracking and construction scheduling systems and other quality controls to control costs and to reduce the effect of certain risks inherent in the homebuilding industry. These systems and controls enable the Company to improve and monitor its efficiencies.

          (5) Minimizing land and inventory risk. The Company carefully manages its land and inventory risk in a variety of ways. The Company monitors its supply of owned, optioned and controlled land to ensure an adequate pipeline of building lots in each of its markets while avoiding excess land holdings. The Company purchases only entitled land, typically in parcels of only 50 to 150 lots and makes use of options, seller financing and joint ventures to reduce its capital commitment and exposure to risks. "Entitled" land is generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, including any required tract maps, subdivision approvals, and grading and building permits. The Company generally tries to limit its speculative building by commencing construction only after some sales have been made and by limiting its construction to 10-15 units at a time. The Company generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 36 month period in California, and in amounts sufficient to support home production and sales over an 18 to 24 month period in Nevada. See "-- Joint Ventures."

GEOGRAPHIC MARKETS

     At February 28, 1994, the Company was in various stages of development with respect to 21 active projects, including 11 projects located in the Orange and Riverside Counties of Southern California and ten projects located in Las Vegas and Laughlin, Nevada. The Company is actively selling homes in 15 of these projects. The Company's homes currently range in size from 1,443 to 3,710 square feet in Southern California and from 867 to 2,287 square feet in Nevada. The Company's homes are currently priced from $175,000 to $530,000 in Southern California and from $77,000 to $147,000 in Nevada. At February 28, 1994, the Company owned approximately 1,673 building sites (1,027 in California and 646 in Nevada) and controlled an additional 1,439 building sites (423 in California and 1,016 in Nevada) through options and purchase contracts.

  CALIFORNIA

     The Company believes that favorable supply and demand characteristics for homes in California offer an attractive opportunity for experienced homebuilders having access to sources of financing. California is both the most populous state and the largest housing market (measured by permits issued for housing starts) in the United States.

     According to the U.S. Census Bureau, the population of California increased from 23.8 million in 1980 to an estimated 31.2 million in 1993, an annual compound growth rate of 2.1%, which was more than double the nationwide compound annual growth rate of 1.0%. During the period from 1990 to 1992, the U.S. Census Bureau determined that the Los Angeles/Riverside/Orange County consolidated area gained over 516,000 residents, rising 4% to approximately 15 million residents.

     The California unemployment rate increased from 5.5% in January 1990 to 8.3% in December 1993, compared to the national average which was relatively stable, increasing slightly from 5.9% to 6.0% during the same period. The recession has been particularly acute in Southern California where the unemployment rate has increased more dramatically. For example, the unemployment rate in Los Angeles County has risen from 5.9% in January 1990 to 8.9% in December 1993, while in San Bernardino County the unemployment rate has increased from 4.8% in January 1990 to 9.2% in November 1993. Currently, the Company has no active projects in Los Angeles County or San Bernardino County. However, the unemployment rate in Orange County, where the Company has substantial operations, was 6.3% for 1993.

     Single-family building permits for the decade 1980-1989 averaged 863,000 annual units for the United States compared to 113,000 annual units for California during the same period, or 13.1% of the national total. California accounted for approximately one in seven new homes sold in the United States during the 1980s. Since 1989, California has experienced weakened economic conditions which have adversely affected the California housing market. Nonetheless, California has remained the state with the largest housing market in the United States. California's single family building permits represented 8.4% of the national total for 1992 and 7.3% for the first nine months of 1993. Nevertheless, the pace of sales in California is showing signs of improvement. According to the California Association of Realtors, the seasonally adjusted rate of sales of homes (which would include existing homes) has accelerated by 36%, from 399,000 units in December 1990 to 543,000 units in December 1993, which exceeds the prior peak reached in 1989.

     The Company believes that the supply of home sites in the California market is constrained by (i) a substantial reduction in the availability of development capital from savings and loan institutions and banks; (ii) a regulatory approval process that is among the most burdensome in the nation; (iii) infrastructure limitations; and (iv) a scarcity of available land near employment centers.

     The depressed economic conditions in California have had the effect of reducing the state's median home sales price and making homes more affordable in California. According to the California Association of Realtors, the median sales price of homes in California has decreased from $195,000 in January 1990 to $184,000 in December 1993, which, together with low mortgage rates, has increased the percentage of California households able to afford a median-priced single family detached home from 20% in December 1990 to 43% in November 1993. The affordability index, defined as the percent of households that can afford the median priced home, has risen in the combined Orange County/Riverside County/San Bernardino County area from 24.6% in 1989 to 48.6% in 1993.

     Orange County. Seven of the Company's eleven active Southern California projects are located in Orange County. According to the California Department of Finance, Orange County is the third most populous county in California. According to the U.S. Census Bureau, between 1990 and 1992, the county's population grew by 106,000 new residents to approximately 2.5 million. While the population increased, the number of residential building permits issued declined substantially from a high of 24,672 in 1987 to 5,946 in 1992, according to the Construction Industry Research Board. The unemployment rate in Orange County was only 6.1% in 1992, compared to 9.0% and 7.2% for California and the United States, respectively, according to the California Employment Development Department. The historically low interest rates and the reduction in real estate prices since 1990 have led to a substantial increase in the affordability index (a measure of the percentage of households that, based upon median household incomes, can afford to purchase the median priced home). According to the California Association of Realtors, the affordability index in Orange County was 47% in December 1993, compared with 14% in 1989. As of February 28, 1994, the Company owned land in sufficient quantities to construct and sell 731 homes in Orange County and had options or contracts to purchase land in sufficient quantities to construct and sell an additional 274 homes in Orange County.

     Riverside County. The Company currently has four projects in cities located in Riverside County. Riverside County's proximity to job markets in Los Angeles, Orange, San Bernardino and San Diego counties, and its comparatively low housing costs, make it a significant affordable housing market for the local workforce. As of February 28, 1994, the Company owned land in sufficient quantities to construct and sell 208 homes in Riverside County and had contracts to purchase land in sufficient quantities to construct and sell an additional 365 homes in Riverside County.

     The population of Riverside County, which includes among other communities the communities of Palm Springs, Palm Desert, La Quinta, Rancho Mirage and Temecula, increased from 663,199 to 1,1709,413, or 76.5%, from 1980 to 1990, making it California's seventh largest county. The San Bernardino and Riverside Metropolitan Statistical Area was the second fastest growing Metropolitan Statistical Area ("MSA") in the United States between 1990 and 1992, during which period Riverside County's population grew 13.5% to 1,328,320 and San Bernardino County's population grew 9.7% to 1,556,251; by comparison, the total population of California grew only 6.0% during the same period. The State of California Department of Finance projects that the population of Riverside County will grow approximately 48.5% during the decade from 1990 to 2000, which will make it among the fastest growing California counties during that period. The average number of jobs in Riverside County increased from 230,400 in 1980 to 428,500 in 1990 and approximately 457,900 in 1993.

  NEVADA

     Las Vegas. The Company currently has 10 active projects in Las Vegas. The Company believes that Nevada's favorable demand characteristics offer substantial long-term prospects for homebuilders. Las Vegas is currently the site of nine of the ten largest hotels in the world, including five hotels that have opened within the last four years, of which three have opened within the last year. According to the City of Las Vegas Center for Economic Development, this increase of more than 17,000 hotel rooms translates into approximately 51,000 new jobs, which the Company expects will increase the demand for affordable, entry-level homes. The University of Nevada at Las Vegas currently estimates that the employment growth rate estimated percent change from 1990 to 2000 for the City of Las Vegas will be approximately 36%. In addition to the growing population base, Las Vegas typically has a large number of visitors each year. Over 22 million people visited Las Vegas during 1993 and the Las Vegas Convention and Visitors Authority is currently estimating that the number will increase to 25 million visitors during calendar year 1994. Total population in the Las Vegas metropolitan area increased by 14% to 971,200, during the period from 1990 through 1992. The Meyers Group estimates that there were approximately 15,800 new homes sold in the Las Vegas residential housing market during 1993, compared to approximately 11,300 new homes sold during 1992. During 1993, the median sales price of a single family detached home was $114,000. As of February 28, 1994, the Company owned land in sufficient quantities to construct and sell 646 homes in Nevada and had options or contracts to purchase land in sufficient quantities to construct and sell an additional 1,016 homes in Nevada.

DEVELOPMENTS IN PROCESS--CALIFORNIA

     The following table below sets forth certain information regarding projects under development in California as of February 28, 1994. Each of the projects is described in greater detail below the table.

                                                   HOMES              AVAILABLE FOR
                                            UNDER CONSTRUCTION           FUTURE
   NAME AND       TOTAL       UNITS             AT 2/28/94            CONSTRUCTION       UNITS
  LOCATION OF     UNITS     REMAINING    -------------------------   ---------------   CLOSED IN     AVG. PRICE       START OF
    PROJECT      PLANNED    AT 2/28/94   SOLD    MODEL    SPEC(A)    SOLD    UNSOLD     FY 1994     OF HOMES(B)     CONSTRUCTION
- - ---------------  --------   ----------   -----   ------   --------   -----   -------   ----------   ------------    -------------
WHOLLY-OWNED:
The Courts
Palmia/Mission
  Viejo
Orange
County.........      183         183       --      --        --        --       183         --        $150,000(est.)      FY95
Fullerton
Fullerton
Orange
  County.......      143         143       --      --        --        --       143         --         380,000(est.)      FY95
Newport Coast
Irvine
Orange
  County.......       44          44       --      --        --        --        44         --             N/A(c)         FY95
The Villas
Palmia/Mission
  Viejo
Orange
County.........      171         171       --      --        --        --       171         --         163,000(est.)      FY95
Rancho Serrano
Temecula
Riverside
  County.......      120          90       10       4         1         9        66         30         221,000            FY94
Cozumel
La Quinta
Riverside
  County.......      300(d)      292        3       5         1         6       277          8         482,000            FY94
Cayman
La Quinta
Riverside
  County.......      188(d)      188        6       4         6         4       168         --         348,000(est.)      FY94
Antigua
La Quinta
Riverside
  County.......       76(d)       72       --      --        --        10        62         --         179,000(est.)      FY94
Others(e)......       --          --       --      --        --        --        --         12         226,000
                                                   --        --
                 --------      -----     -----                       -----   -------       ---
SUBTOTAL
  WHOLLY-
  OWNED........    1,225       1,183       19      13         8        29     1,114         50
                                                   --        --
                 --------      -----     -----                       -----   -------       ---
JOINT VENTURES:
Crestmont(f)
Portola Hills
Orange
  County.......      128          67       20      --        10        --        37         61        $293,000            FY94
Alicante
Rancho Santa
Margarita
Orange
  County.......       62          36       13       4        16         1         2         26         202,000            FY94
Paragon
Rancho Santa
Margarita
Orange
  County.......       94          65       15       4         2        11        33         28         312,000            FY94
Fairway Estates
Coto de Caza
Orange
  County.......       62          22       15      --         6         1        --         40         375,000            FY94
                                                   --        --
                 --------      -----     -----                       -----   -------       ---
SUBTOTAL JOINT
  VENTURES.....      346         190       63       8        34        13        72        155
                                                   --        --
                 --------      -----     -----                       -----   -------       ---
TOTALS.........    1,571       1,373       82      21        42        42     1,186        205
                                                   --        --
                                                   --        --
                 --------      -----     -----                       -----   -------       ---
                 --------      -----     -----                       -----   -------       ---

- - ---------------

(a) Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 28, 1994, and estimated average price for projects under development on February 28, 1994.

(c) It is too early in the design development process for this project to identify a specific average. Final approval is subject to master developer approval.

(d) Includes 214 lots, 148 lots and 3 lots the Company has the right to acquire under option contracts with the sellers for the Cozumel, Cayman and Antigua projects, respectively. There can be no assurance that the Company will be in a position to acquire or will choose to acquire such lots within the option term.

(e) Includes closings at the following: Portola Hills (2 closings); Palmia Terraces (7 closings); Foothill Ranch (2 closings); Palmia Courts (1 closing). These closings are in projects in which all remaining units were sold in 1994.

(f) Delivery of 34 units in this project requires that water service commitments be obtained from a local water district (the "District"). While there is currently a dispute between the master developer (which sold the site to the Company) and the District that may affect the Company's ability to obtain such water service commitments, the Company believes that an arrangement will be reached in the near future for construction of certain additional water facilities required by the district for such commitments to be issued, but there can be no assurance that such an arrangement can be reached or that the lack of a current commitment will not adversely delay sales or closings or increase the Company's costs on this project.

DEVELOPMENTS IN PROCESS -- NEVADA

     The following table below sets forth certain information about projects under development in Nevada as of February 28, 1994. Each of the projects is described in greater detail below the table.

                                                                          AVAILABLE FOR
                                                       HOMES UNDER            FUTURE       UNITS
         NAME AND           TOTAL      UNITS     CONSTRUCTION AT 2/28/94   CONSTRUCTION    CLOSED
       LOCATION OF          UNITS    REMAINING   -----------------------  --------------     IN      AVG. PRICE      START OF
         PROJECT           PLANNED   AT 2/28/94  SOLD   MODEL   SPEC(A)   SOLD   UNSOLD   FY 1994   OF HOMES(B)    CONSTRUCTION
- - -------------------------- --------  ----------  -----  ------  --------  -----  -------  --------  ------------  --------------
WHOLLY-OWNED:
Windchime
Las Vegas
Clark County..............     167         40      22      2        5       10       1       103      $ 82,000            FY93
Echoes at Hidden Canyon
North Las Vegas
Clark County..............     194         43      18      3        6        4      12       113       101,000            FY93
Rosewalk
Las Vegas
Clark County..............     138        127      12      3        1       19      92        11        88,000            FY94
White Cliffs
Las Vegas
Clark County..............     287(c)      287      5      3        9              270        --        99,000(est.)      FY94
The Falls at Hidden Canyon
North Las Vegas
Clark County..............     241(d)      241     --     --       --       --     241        --       110,000(est.)      FY95
Impressions
Las Vegas
Clark County..............     202         --(e)   --     --       --       --      --        14       114,000            FY91
Tapestry
Las Vegas
Clark County..............      73         --(e)   --     --       --       --      --         1       108,000            FY92
Spinnaker Bay
Laughlin
Clark County..............     108         45       8      2        5        3      27        43       121,000            FY93
Tiara
Henderson
Clark County..............      56         --(e)   --     --       --       --      --        31       131,000            FY93
                                                          --       --
                           --------     -----    -----                    -----  -------     ---
SUBTOTAL WHOLLY-OWNED.....   1,466        783      65     13       26       36     643       316
                                                          --       --
                           --------     -----    -----                    -----  -------     ---
JOINT VENTURES:
Taos Estates(f)
Las Vegas
Clark County..............      91         91      --     --       --       --      91        --       238,000(est.)      FY94
Portraits
Las Vegas
Clark County..............      54         30       9      3        4        3      11        24       145,000            FY94
Plateau
Las Vegas
Clark County..............     156         61      36      1        8        8       8        95       111,000            FY94
Las Hadas
Las Vegas
Clark County..............      94         90      24      2       12       --      52         4        85,000            FY94
                                                          --       --
                           --------     -----    -----                    -----  -------     ---
SUBTOTAL JOINT VENTURES...     395        272      69      6       24       11     162       123
                                                          --       --
                           --------     -----    -----                    -----  -------     ---
TOTALS....................   1,861      1,055     134     19       50       47     805       439
                                                          --       --
                                                          --       --
                           --------     -----    -----                    -----  -------     ---
                           --------     -----    -----                    -----  -------     ---

- - ---------------

(a) Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 28, 1994, and estimated average price for projects under development on February 28, 1994.

(c) Durable owns 119 lots in the White Cliffs project, and holds options for the remainder of the project anticipated to yield approximately 168 lots. There can be no assurance that the Company will be in a position to acquire or will choose to acquire such lots within the option term.

(d) At February 28, 1994, Durable held options anticipated to yield 241 lots. Sixty of such lots were purchased on March 1, 1994. There can be no assurance that the Company will be in a position to acquire or will choose to acquire the remainder of such lots within the option term.

(e) Projects completed during fiscal year 1994 for which no units remain to be sold.

(f) J.M. Peters Nevada, Inc. and Durable are general partners.

JOINT VENTURES

     The Company conducts its homebuilding operations as either wholly-owned projects or through joint ventures in which the joint venture partner typically provides capital financing and/or land required for the project. The Company has utilized joint ventures in order to improve the financial condition of the Company, to increase access to quality sites and to obtain construction financing. Currently, the financial results of operations of all of the Company's joint ventures are consolidated in the Company's financial statements. The Company expects to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company.

     At February 28, 1994, the Company's joint ventures were as follows:

                                                       -------------------------------------------------
                                                       TOTAL UNITS   CUMULATIVE UNITS    UNITS REMAINING
                                                         PLANNED     CLOSED AT 2/28/94     AT 2/28/94
                                                       -----------   -----------------   ---------------
PETERS RANCHLAND, INC.
  Crestmont -- Orange County.........................      128               61                 67
  Alicante -- Orange County..........................       62               26                 36
  Paragon -- Orange County...........................       94               29                 65
  Fairway Estates -- Orange County...................       62               40                 22
                                                           ---              ---                ---
          Sub-total..................................      346              156                190
                                                           ---              ---                ---
DURABLE HOMES, INC.
  Portraits -- Las Vegas.............................       54               24                 30
  Plateau -- Las Vegas...............................      156               95                 61
  Las Hadas -- Las Vegas.............................       94                4                 90
                                                           ---              ---                ---
          Sub-total..................................      304              123                181
                                                           ---              ---                ---
J.M. PETERS NEVADA, INC.(A)
  Taos Estates -- Las Vegas..........................       91               --                 91
                                                           ---              ---                ---
          Sub-total..................................       91               --                 91
                                                           ---              ---                ---
Total................................................      741              279                462
                                                           ---              ---                ---
                                                           ---              ---                ---

- - ---------------

     (a) Durable is also a general partner in Taos Estates, L.P.

     Southern California Joint Ventures. The Company's most significant joint venture relationship was established effective upon the closing date of the Acquisition in August 1992. On the closing date, Peters Ranchland Company, Inc., a wholly-owned subsidiary of the Company ("Ranchland") formed for the purpose of acting as general partner, entered into four limited partnership agreements with the CalPERS LP for the purpose of developing four of the Company's residential projects in Southern California. In each of the CalPERS Partnerships, Ranchland is the sole general partner and the CalPERS LP is the sole limited partner. Upon formation of the CalPERS Partnerships, the CalPERS LP invested an aggregate of $16.6 million to initially capitalize the CalPERS Partnerships, which initial capital was used by the CalPERS Partnerships to acquire the four properties from the Company. In addition to its initial capital contribution, the CalPERS LP also subsequently agreed to fund the projected construction financing for each of the CalPERS Partnerships through additional contributions or construction loans in an aggregate amount of up to $66 million for the four projects, subject to phase budget approvals. The Company has prepaid CalPERS LP ($11.8 million) with the proceeds of the Offering and under the terms of the Indenture the Company is prohibited from obtaining any further construction financing from the CalPERS LP with respect to the four CalPERS Partnerships. It is the Company's intention to construct the balance of the units in the CalPERS Partnerships with the proceeds from the offering.

     Net proceeds from the sale of completed homes by the CalPERS Partnerships are distributed on a project by project basis as follows: (1) first, to pay outstanding interest and principal on any construction loans or advances by the Company, (2) second, to pay a preferred return to the partners (on a pro rata basis) on the capital contributed to the applicable CalPERS Partnership, (3) third, to pay back the capital contributions made by the partners to the applicable CalPERS Partnership on a pro rata basis, (4) fourth, to pay fees to the CalPERS LP for the ongoing financing of certain model units for the CalPERS Projects which have not been sold and leased-back by the CalPERS Partnership, which fees are approximately $280,000 in the aggregate for the three CalPERS Projects that did not meet the sale-leaseback deadline, and (5) fifth, any remaining proceeds to the partners 50% each, provided that the percentage payable to the CalPERS LP will be increased to a maximum not to exceed 75% of such remaining proceeds of each CalPERS Project to the extent necessary to maintain an internal rate of return of 15% on all loans and capital contributions made by the CalPERS LP to the CalPERS Partnerships on an aggregate basis (the "Minimum IRR Requirement"). Based upon current sales and projections, the Company anticipates that Ranchland's share of proceeds from the CalPERS Partnerships will not be subject to any reduction due to the CalPERS Minimum IRR Requirement. In connection with each CalPERS Partnership, Ranchland and the Company have each guaranteed the costs set forth in the approved project budgets.

     Pursuant to the terms of each of the CalPERS Partnerships, Ranchland's obligations under the four partnerships are cross-collateralized and cross-defaulted. Under the applicable provisions, the default by Ranchland under any one of the CalPERS Partnerships will constitute a default under all of the CalPERS Partnerships. Under certain circumstances the CalPERS LP has the right to use proceeds otherwise payable to Ranchland under any one of the CalPERS Partnerships to (1) provide a reserve for anticipated project cost overruns for any of the CalPERS Partnerships, (2) to pay anticipated shortfalls of interest on construction loans to any of the CalPERS Partnerships, (3) to provide a reserve as necessary to assure the return of CalPERS capital contributions and preferred returns under any of the CalPERS Partnerships, (4) to provide a reserve for the Minimum IRR Requirement (but only to the extent set forth in the immediately preceding paragraph) or (5) to remedy any damages caused by any default of Ranchland under any of the CalPERS Partnerships.

     Under the current limited partnership agreement governing each of the CalPERS Partnerships, provided that Ranchland is not in default, Ranchland is entitled to a general partner overhead fee equal to 3% of the gross unit sales prices for the CalPERS Projects. The overhead fees are pro rated by phases for each CalPERS Project and paid in equal monthly installments throughout such phase. The Company currently anticipates that the cash flows from each of the CalPERS Projects will be sufficient to allow for distributions to Ranchland.

     Nevada Joint Ventures. Durable is a party to four joint ventures, including one in which JMPN also is a party, in the Las Vegas area.

     Durable is the general partner of Las Hadas, L.P., a limited partnership formed for the purpose of developing the Las Hadas project. In May 1993, the limited partner contributed land valued at $564,000 to the partnership and is entitled to be repaid for such contribution at the rate of $8,000 per unit from the proceeds of each unit closed until all the capital and preferred return are paid in full plus interest on the amount of such contribution which has not been repaid at 8% per annum for six months following the first closing. The aggregate balance of outstanding preferred return and unreturned capital to the limited partner was $532,000 at February 28, 1994. All profit goes to Durable after the limited partner's capital contribution and preferred return are paid. Durable is responsible for acquiring third party financing and for any cash flow shortages.

     Durable is also the general partner in Plateau Venture, L.P., a limited partnership formed for the purpose of developing the Plateau project. In February 1993, the limited partner contributed $1,000,000 and Durable contributed land at an agreed-upon value of $200,000 to the joint venture. The partners have been repaid their original capital contributions. Durable is responsible for securing third party financing and for any cash flow shortages. Any loans by Durable to the joint venture are entitled to repayment prior to distributions to the limited partner. The limited partner is entitled to 45% and Durable is entitled to 55% of net cash flow when it becomes available.

     Durable is the general partner and two other persons (including Dean E. Cederquist, son of an officer of Durable) are the limited partners of Portraits Venture, L.P., a limited partnership formed for the purpose of developing the Portraits project. The limited partners contributed $500,000 and Durable contributed land at a deemed value of $500 to the joint venture in June 1993. At February 28, 1994, the balance of the limited partners' original capital contributions was $88,880 and the balance of Durable's original capital contribution was $500. Durable is responsible for securing third party financing for the project and for any cash flow shortages related to the joint venture. The limited partners are entitled to 31% and Durable is entitled to 69% of net cash flow when it becomes available. See "Certain Relationships and Related Party Transactions."

     JMPN and Durable are general partners in Taos Estates L.P., a California limited partnership formed to develop the Taos Estates project. Pursuant to the terms of the partnership agreement for Taos Estates L.P., JMPN is required to contribute 10% of the estimated capital needs of the partnership in an amount anticipated not to exceed $188,800 and the limited partners are required to contribute 90% of the estimated capital needs of the partnership up to a maximum amount of $1,700,000. As of February 28, 1993, JMPN had made aggregate contributions to the partnership of $100,000 and the limited partners had made aggregate contributions of $500,000. In the event of capital needs in excess of the foregoing amounts, the partners may make a loan to the partnership at a rate of 2% over the Bank of America prime rate. Net proceeds from Taos Estates LP are distributed after payment of third party acquisition and construction financing as follows: (1) first, to repay principal and interest on any partner loans, (2) second, to pay JMPN a management fee of 3% of the gross sales prices of closed units, (3) third, to repay the capital contribution of JMPN and the limited partners on a pro rata basis, (4) fourth, to pay the partners an accrued preferred return of 10% on their contributed and unreturned capital on a pro rata basis, and (5) fifth, any remaining proceeds are distributed 50% to the limited partners, 45% to JMPN and 5% to Durable.

LAND ACQUISITION

     The Company generally purchases and holds entitled land in California only in amounts sufficient to support home production and sales over a 24 to 36 month period. The Company also tries to maintain an additional 18 month supply of entitled land through options and other means. The Company generally purchases and holds entitled land in Nevada only in amounts sufficient to support home production and sales over an 18 month to 24 month period. The Company also tries to maintain an additional 12 to 18 month supply of entitled land in Nevada through options, purchase agreements, development agreements and joint ventures. The Company does not acquire and hold land for speculative investment.

     The following table sets forth the estimated number of lots owned, under option and controlled as of February 28, 1994 and the number of housing units delivered during fiscal year 1994:

                        ESTIMATED NUMBER OF HOUSING UNITS THAT COULD
                                             BE
                        CONSTRUCTED ON LAND CONTROLLED AS OF FEBRUARY
                                         28, 1994(A)
                        ---------------------------------------------
                                  UNDER
       REGION           OWNED     OPTION     CONTROLLED(B)     TOTAL
- - --------------------    -----     ------     -------------     ------
Southern
  California........    1,027       365             58          1,450
Nevada                   646        409            607          1,662
                        -----     ------        ------         ------
                        1,673       774            665          3,112
                        -----     ------        ------         ------
                        -----     ------        ------         ------

- - ---------------

(a) Based upon current management estimates, which are subject to change. Includes 171 owned lots subject to litigation. See "-- Default on Senior Indebtedness."

(b) Controlled home sites include those properties for which the Company has entered into a variety of contractual relationships including non-binding letters of intent, binding purchase agreements with customary conditions precedent and similar arrangements. There can be no assurance that the Company will choose to acquire such properties.

     The Company typically considers numerous factors including the following when analyzing the suitability of land for acquisition and development: proximity to existing developed areas; population growth patterns; availability of existing community services (i.e., utilities, schools and transportation facilities); employment growth rates; anticipated absorption rates for new housing; and the estimated cost of development.

     The Company currently does not have any unentitled land and does not expect to purchase any unentitled land in the near future. The Company has agreed in each of the limited partnership agreements with the CalPERS LP that it will not acquire unentitled land without the prior written consent of the CalPERS LP, which consent cannot be unreasonably withheld. The Company generally purchases entitled land in order to reduce the risks associated with developing land for which appropriate land use approval has not been obtained. Historically, the Company has purchased unfinished lots on entitled land for which tentative or final maps have been approved. When favorable terms are available, however, the Company will purchase finished lots. The Company generally tries to negotiate into the purchase contract the right to enter upon the land and commence development, marketing and sales before the close of escrow in order to minimize the time between the closing of the land purchase and the delivery of finished homes on the property.

     The Company's profitability is affected by changing land prices, although the Company attempts to minimize the risks caused by fluctuating land values by acquiring a limited inventory of land. Owned land inventories generally are limited to a level capable of providing a 24 to 36 month supply of lots in California and an 18 to 24 month supply of lots in Nevada. However, there can be no assurance that the Company's land inventories will not exceed a 36 month supply as the Company is unable to accurately predict its future home sales. Furthermore, the Company may, within the general parameters of its larger operating strategy, choose to acquire parcels of land that might not be developed within 36 months in certain special situations, for example when management perceives land prices to be temporarily depressed. The Company also has utilized rolling options and phased land purchases in order to control larger amounts of land without the attendant financing and carrying costs. As a result, the Company may from time to time "control" more than a 36 month supply of land and thus may benefit from increasing land values.

     The Company tries to avoid speculative building by constraining project phase sizes to approximately 10-15 units, generally avoiding entitlement risks by acquiring entitled properties and acquiring lots and land through the use of options, development agreements and joint ventures with landowners when appropriate. Additionally, by forming strategic alliances with equity partners, the Company has been able to obtain access to additional capital and to spread project risk, which has allowed the Company to minimize the risk of holding undeveloped property and to preserve its capital.

     In the past few years, land prices in the Company's Southern California market have decreased because of economic recession, reduced availability of credit caused by changing regulatory policies of financial institutions and the demise of a number of savings and loan institutions. As a result, companies with access to capital are in a position to take advantage of the availability of lower priced land in attractive locations. Management believes that this will allow the Company to achieve higher profit margins and more rapid inventory turnover. Management believes that the proceeds of the Offering completed in May 1994 will permit the Company to capitalize on the opportunities created by the current restrictive credit environment.

PRODUCT DESIGN

     The Company, having received numerous industry design awards for its homes and developments, is recognized as one of the premier homebuilders in Southern California and Nevada. The Company's homes are noted for their innovative design, attention to detail and quality construction.

     Most of the Company's design work is performed by outside architects, designers and engineers, whose work is overseen by the Company on a project-by-project basis. While approximately ten of the Company's employees are involved in the design process, the Company believes that the use of third parties reduces its costs, increases design innovation and quality, and reduces the risks of liability associated with the design process. The Company takes an active role in monitoring and directing the work of outside architects, designers and engineers. The Company believes it is critical to coordinate the design process with the construction and sales and marketing efforts of the Company to ensure an appropriate balance between market responsiveness, design innovation and construction cost effectiveness.

     The Company strives to create a variety of architectural styles within its projects by offering numerous models and exterior styles. By doing so, the Company hopes to enhance home values by creating diversified neighborhood looks within its projects.

     Generally, the Company designs the interior finish of homes sold. The Company also offers home buyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers through the Company's wholly owned subsidiary, Newport Design

Center, Inc. ("Newport Design"). During fiscal year 1994, Newport Design had total revenues of $2.8 million and a net profit of $323,000.

DEVELOPMENT AND CONSTRUCTION

     The Company acts as the general contractor for the construction of its projects. Virtually all construction work for the Company is performed by subcontractors. The Company's employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding on an individual basis. The Company has established long-term relationships with a large number of subcontractors. The Company is not dependent to any material extent upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.

     The Company generally negotiates volume discounts with manufacturers and suppliers in order to take advantage of its volume of production. The Company believes that this materials purchasing strategy gives it an advantage in offering homes at a lower price than some of its smaller competitors.

     The Company develops its projects in several phases averaging approximately 15 homes per phase. From market studies, the Company determines the number of homes to be built in the first phase, the appropriate price range for the market and other factors. The first phase of home sales is typically small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred. Subsequent phases are generally not started until at least 50% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate market data which, along with information such as time of year, the local labor situation and the availability of materials and supplies, enables the Company to determine the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the above factors, the Company typically completes construction of a phase within one of its California developments in approximately five to six months and within its Nevada Division developments within three to four months.

SALES AND MARKETING

     The Company normally builds, decorates, furnishes and landscapes model homes for each project and maintains on-site sales offices, which typically are open seven days a week. Management believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes generally are not permitted, but home buyers may select various other optional construction and design amenities.

     The Company sells virtually all of its homes through sales representatives, who typically work from the sales offices located at the model homes used in each subdivision or in on-site sales trailers. To a lesser extent, the Company also uses community, regional and cooperative brokers to sell its homes. Company representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes, and by assisting them with the selection of options. Sales representatives attend periodic meetings at which they are given information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans. Sales representatives at Southern California projects are employed by the Company. Sales representatives at Nevada projects are employed by a real estate brokerage firm retained by the Company for the specific purpose of providing such sales representatives.

     The Company generally opens on-site sales offices before the construction of the model homes is completed. These on-site sales offices are utilized to begin building a reservation book of potential customers. Potential home buyers submit a refundable deposit (a "reservation fee") ranging from $500 to $10,000. The Company does preliminary research into the credit status of the potential home buyer in order to "pre-qualify" the home buyer. Once the prospective home buyer has been "pre-qualified" and there is a strong indication that the home buyer will qualify for a mortgage (although final loan approval is still pending), the home buyer must then make an "earnest money deposit" ranging from $1,000 to $10,000 for the purchase of its home and a sales contract is executed. The Company attempts to keep its contract cancellation rate low by pre-qualifying prospective home buyers, allowing home buyers to customize their homes at an early point in the purchase process, and building homes rapidly in order to minimize customers' waiting periods. When home purchase contracts are canceled, damages are usually limited to a percentage of the purchase price of the home and may be less pursuant to applicable law or the purchase contract. The Company generally determines whether to seek to obtain such a penalty on a case by case basis. When home purchase contracts are canceled the Company is usually able to identify alternate home buyers. As a result, only a small percentage of homes are not sold and closed within a few days after construction is completed.

     A majority of the Company's current Nevada communities meet applicable Federal Housing Administration ("FHA") or Veterans Administration ("VA") requirements. FHA and VA financing generally enables homebuyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders. The FHA generally permits loans for up to 90-95% of the value of a home and the VA generally permits loans up to 100% of the value of a home. The Company believes that the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. In fiscal year 1994, a majority of the homes the Company delivered in Nevada were financed with VA-backed or FHA-backed mortgages. None of the Company's California projects qualifies for FHA or VA financing.

     The Company makes extensive use of advertising and other promotional activities, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its projects. Because the Company usually offers multiple projects within a single market area, it is able to utilize regional advertising that highlights all Company projects within that same market area.

     The Company provides flooring and other amenities and upgrades to its homebuyers in California through its wholly-owned subsidiary, Newport Design.

BACKLOG AND INVENTORY

     The Company typically presells homes prior to and during construction through sales contracts requiring cash deposits ranging from $1,000 to $10,000. Generally, these contracts are cancelable if the customers are unable to sell their existing homes, qualify for financing or under certain other circumstances. A home sale is placed in backlog status upon execution of the above described contract and receipt of a deposit and is removed when such contracts are canceled as described above or the home sale is closed. At February 28, 1994, the Company had a backlog in California of 124 homes sold with an aggregate sales value of $37.4 million, compared to a backlog of 92 homes sold with an aggregate sales value of $25.9 million at February 28, 1993. At February 28, 1994, the Company had a total backlog in Nevada of 181 homes sold with an aggregate sales value of $18.4 million, compared to Durable's backlog of 162 homes sold with an aggregate sales value of $16.1 million at February 28, 1993.

     The following table shows net orders (sales made less cancellation and credit rejections), homes closed and ending backlog relating to sales of the Company's homes and homes under contract for each quarter since the beginning of fiscal year 1993. Management believes that the Company's backlog at any given time is a good indicator of the number of units that will be closed in the four months following such date:

                                                                              ENDING BACKLOG
                                                       NET NEW     HOMES     -----------------
                                                       ORDERS      CLOSED    UNITS     ($000'S)
                                                       -------     -----     -----     -------
    Fiscal Year 1993
      1st Quarter....................................     26         45        62      $23,520
      2nd Quarter....................................      5         45        22        5,980
      3rd Quarter....................................     22         16        28        6,474
      4th Quarter....................................     73          9        92       25,853
                                                       -------     -----
              Total Fiscal Year 1993.................    126        115
                                                       -------     -----
                                                       -------     -----
    Fiscal Year 1994 (Actual)
      1st Quarter....................................     46         17       121      $36,918
      2nd Quarter....................................     52         15       158       47,893
      3rd Quarter....................................    163        165       295(a)    54,054(a)
      4th Quarter....................................    217        207       305       55,816
                                                       -------     -----
              Total Fiscal Year 1994.................    478        404
                                                       -------     -----
                                                       -------     -----
    Fiscal Year 1994 (Pro forma)(b)
      1st Quarter....................................    150        138       266      $51,236
      2nd Quarter....................................    165        134       297       61,618
      3rd Quarter....................................    163        165       295       54,054
      4th Quarter....................................    217        207       305       55,816
                                                       -------     -----
              Total Fiscal Year 1994 (Pro forma).....    695        644
                                                       -------     -----
                                                       -------     -----

- - ---------------

(a) Includes 139 homes in Durable's backlog at August 31, 1993.

(b) Includes 12 months of Durable's operations on a pro forma basis.

HOMEOWNER WARRANTY

     The Company provides homeowners with a limited one year warranty wherein the Company will correct deficiencies due to faulty workmanship, defective materials, or significant construction flaws in the structural components of the home or in the lot on which the home is located. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). The Company also provides most Nevada homebuyers with policies issued by Homeowner's Warranty (HOW), a national program provided by a third-party that extends protection beyond the Company's warranty period through the national HOW underwriters. Statutory requirements in the states in which the Company does business may grant to homebuyers rights in addition to those provided by the Company. California law establishes a ten-year period during which a home buyer may seek redress for latent defects resulting from the architectural design or actual construction of its new home. Historically, the Company has not incurred any material expenses relating to warranty claims or defects in construction. The Company maintains appropriate reserves with respect to each unit sold for the purpose of covering warranty claim expenses.

BONDS AND OTHER OBLIGATIONS

     The Company frequently is required to obtain performance or maintenance bonds for the construction and maintenance of public improvements that are to be located within its projects. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities.

Generally, the bonds are issued by insurance companies and backed by certificates of deposit or other cash equivalents, guarantees or letters of credit obtained from the Company's lenders. Once issued, the bonds are released to the Company at the time the public improvements they are insuring are completed in each community. If any such obligations were to be drawn upon, the Company would be obligated to reimburse the issuing surety company. To date, the Company has not had a performance or maintenance bond drawn upon by any governmental agency.

ESCROW SERVICES

     In addition to the various new entities formed or acquired in 1993, the Company owns 50% of Bayhill Escrow, Inc. ("Bayhill"). Bayhill is the escrow company through which the Company conducts most of its California escrow closing activities.

COMPETITION

     The homebuilding industry is highly competitive. In each of the areas in which it operates, the Company competes in terms of location, design, quality and price with numerous other residential construction firms, including large national and regional firms, some of which have greater financial resources than the Company. As the Company enters and until it develops a reputation in a new market area, the Company can expect to face even more significant competitive pressures.

REGULATION

     The housing industry is subject to increasing environmental, building, zoning and real estate sales regulations by various federal, state and local authorities. Such regulations affect home building by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design, as well as the manner in which the Company conducts sales activities and otherwise deals with customers.

     The Company must increasingly obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development, building moratoriums may be imposed. As a result, the Company devotes an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained. Such increasing regulation has resulted in a significant increase in time between the Company's initial acquisition of land and the commencement and completion of its developments.

EMPLOYEES

     As of April 30, 1994, the Company employed 112 persons full-time, compared to 62 persons at April 30, 1993. Of these, 10 were in executive positions, 15 were engaged in sales activities, 43 in project management activities and 44 in administrative and clerical activities. None of the Company's employees are represented by a union and the Company considers its employee relationships to be good.

RAW MATERIALS

     All of the raw materials and most of the components used in the Company's business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of houses started could cause shortages in the availability of such materials, thereby leading to delays in the delivery of homes under construction. In addition, recent increases in the price of lumber have negatively impacted margins. In order to maintain its quality standards while providing a product at good values, the Company has used and is considering the further use of alternative materials, such as metal studs and framing in some of its projects.

DEFAULT ON SENIOR INDEBTEDNESS

     During the period that the RTC controlled the Company, the Company defaulted on most of its loans. Immediately prior to the Acquisition, the Company had approximately $185.5 million in defaulted loans. Of these, only two loans with a total principal balance of $10.4 million remained to be resolved at February 28, 1994, which two loans were resolved as of May 16, 1994. All other loans have been resolved since the Acquisition.

     Of the two loans remaining at February 28, 1994, one is an acquisition and development loan with an outstanding principal balance of $9.5 million that is secured by 171 lots in Mission Viejo, California. The loan was originated on March 14, 1989. West Coast Land Fund L.P. ("West Coast"), the lender that held the loan, commenced an action in Orange County Superior Court on October 22, 1993 against the Company with respect to the loan (the "Action"). The Action sought to collect the $9.5 million loan balance, plus interest and costs of collection, owed by the Company to West Coast. The Company and West Coast have executed a Loan Pay-Off Agreement (the "Settlement Agreement") pursuant to which they agreed to settle the Action for $7 million. Pursuant to the Settlement Agreement, the Company made an initial payment of $350,000 towards the settlement amount and paid the balance of $6,650,000 on May 16, 1994 in exchange for dismissal with prejudice of the Action, termination of nonjudicial foreclosure proceedings and a reconveyance of the property to the Company pursuant to West Coast's deed of trust.

     The second loan, a construction loan with an outstanding principal balance of approximately $900,000, was held by The Bank of California and secured by 15 lots with foundations in place and one completed home. The loan originated on December 18, 1991. The Bank of California foreclosed on the property on April 5, 1994, an action that the Company chose not to dispute. Although the Company believed that it would not be economical to develop the property, the Company believed that the value of the property exceeds the loan amount and the Company thus does not anticipate any adverse financial impact from the foreclosure.

REINCORPORATION MERGER

     The Company reincorporated under Delaware law on April 7, 1993.

ITEM 2. PROPERTIES

     The Company leases two facilities in California. Its principal offices currently are located at 3501 Jamboree Road, Suite 200, Newport Beach, California 92660, where the Company occupies approximately 22,313 square feet of space. The Company's lease expires February 28, 1995. The Company also maintains a 2,600 square foot design center in Newport Beach.

     On May 25, 1994, the Company closed on the acquisition of a 45,389 square foot headquarters building for a total purchase price of $3.2 million. The Company will occupy approximately 20,000 square feet and approximately 22,800 of the remaining 25,389 square feet are currently leased to tenants.

     The Company leases one facility in Nevada where it occupies approximately 6,819 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

     The Company settled, on May 16, 1994, litigation with West Coast regarding a defaulted loan. See "Business -- Default on Senior Indebtedness" above.

     On September 19, 1990, the Bay Ridge Park Homeowners Association filed suit in Orange County Superior Court against the Bayridge Partnership (comprised of the Company and Downey Savings (LOGO) Loan Service Company) alleging the existence of certain construction defects with respect to the Bay Ridge Park Condominiums in Newport Beach, California. The suit seeks an unspecified amount of damages. Construction on this project was completed in 1987, several years before the Acquisition. While discovery is ongoing with respect to the alleged defects and while the outcome of litigation is always uncertain, Company management is of the opinion that the suit will not have a material adverse impact on the Company's financial condition or results of operations.

     The Company is also involved in routine litigation arising in the ordinary course of its business. While the outcome of litigation cannot be predicted with certainty, in the opinion of management, none of the pending litigation will have a material adverse effect on the Company's financial condition or the results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock was traded in the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "JMPC", and was quoted in the NASDAQ National Market System from the Company's initial public offering in September 1987, until April 29, 1988, when the Common Stock began trading on the American Stock Exchange (AMEX: Peters "JMP"). The following table sets forth the quarterly high and low sales prices for the Common Stock for the periods indicated.

                FISCAL 1995                                            HIGH       LOW
                                                                      ------     -----
        First Quarter (through May 16, 1994)......................    $ 3.94     $2.63
                FISCAL 1994
        Fourth Quarter............................................      4.00     2.75
        Third Quarter.............................................      3.75      2.38
        Second Quarter............................................      3.00      2.50
        First Quarter.............................................      3.75      2.69
                FISCAL 1993
        Fourth Quarter............................................      3.50      1.88
        Third Quarter.............................................      3.25      2.25
        Second Quarter............................................      4.00      2.00
        First Quarter.............................................      4.25      1.25
                FISCAL 1992
        Fourth Quarter............................................      4.00      2.00
        Third Quarter.............................................      3.00      2.13
        Second Quarter............................................      3.00      1.88
        First Quarter.............................................      4.50      1.88

     Payment of dividends is within the discretion of the Company's Board of Directors and holders of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. The Company's present intention is not to pay dividends in the foreseeable future, but rather to retain any earnings. During the last two years, no dividends have been paid.

     On April 30, 1994, the Company had approximately 1,800 beneficial holders of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial information of the Company is presented for the fiscal years ended February 28, 1994, February 28, 1993, February 29, 1992, February 28, 1991 and February 28, 1990. The selected financial information and other data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior years balances to conform to the current year presentation.

                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS AND OPERATING DATA)
                                             ------------------------------------------------------
                                                               LAST DAY OF FEBRUARY
                                             ------------------------------------------------------
                                               1990       1991         1992       1993        1994
                                             --------   ---------    --------   ---------   --------
INCOME STATEMENT DATA:
Total revenues.............................  $315,726   $ 215,535    $184,944   $  75,702   $ 91,066
Cost and expenses:
  Cost of homes and land...................   241,037     184,672     170,329      68,257     73,348
  Adjustments to carrying value of real
     estate projects and investments in
     partnerships..........................     1,055      84,327      56,016      75,476         --
  Adjustment to costs in excess of net
     assets acquired.......................        --      18,951          --          --         --
  Interest expense.........................       353      12,006      14,691       8,538        418
  Selling, general and administrative......    29,010      26,213      15,579       9,764     12,322
                                             --------   ---------    --------   ---------   --------
          Total costs and expenses.........   271,455     326,169     256,615     162,035     86,088
Minority interest..........................        --          --          --          --      4,332
                                             --------   ---------    --------   ---------   --------
Income (loss) before income taxes and
  extraordinay gain........................    44,271    (110,634)    (71,671)    (86,333)       646
Income tax (benefit) expense...............    18,937      (2,653)    (13,895)     (1,792)        --
                                             --------   ---------    --------   ---------   --------
Income (loss) before extraordinary gain....    25,334    (107,981)    (57,776)    (84,541)       646
  Extraordinary gain.......................        --          --          --          --      4,268
                                             --------   ---------    --------   ---------   --------
  Net income (loss)........................  $ 25,334   $(107,981)   $(57,776)  $(84,541)  $  4,914
                                             --------   ---------    --------   ---------   --------
                                             --------   ---------    --------   ---------   --------
Net income (loss) per common share:
  Before extraordinary gain................    $(1.81)     $(7.72)     $(4.13)     $(6.05)     $ .04
  Extraordinary gain.......................        --          --          --          --        .30
                                               ------      ------      ------      ------      -----
Net income (loss) per share(1).............    $(1.81)     $(7.72)     $(4.13)     $(6.05)     $ .34
                                               ------      ------      ------      ------      -----
                                               ------      ------      ------      ------      -----

                                                          AT THE LAST DAY OF FEBRUARY
                                             -----------------------------------------------------
                                               1990       1991       1992       1993        1994
                                             --------   --------   --------   ---------   --------
BALANCE SHEET DATA:
  Residential inventories..................  $474,687   $395,484   $224,566   $  99,636   $105,696
  Total assets.............................   594,759    410,963    250,822     115,551    121,954
  Notes payable............................   232,549    160,638     59,165      38,433     34,709
  Due to parent............................   193,840    205,121    204,138       1,702         --
  Stockholders' equity.....................   140,150     32,169    (25,607)     48,015     55,594
OPERATING DATA (in units):
  Homes closed.............................       775        541        395         115        404
  Homes contracted for.....................       759        430        326         126        478
  Homes in backlog.........................       261        150         81          92        305

- - ------------
(1) The weighted average number of shares outstanding is 14,488,000 for the year ended February 28, 1994 and 13,980,000 for the years ended February 28, 1993, February 29, 1992, February 28, 1991 and February 28, 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Management of the Company believes that its historical operating results prior to the third and fourth quarters of fiscal year 1994 are not meaningful indicators of its future performance primarily because of (i) RTC's control during fiscal year 1992 and most of fiscal year 1993, (ii) the period of time needed to recommence California building operations in late fiscal year 1993 and early fiscal year 1994 following the acquisition of the Company from the RTC during fiscal year 1993 and (iii) the Durable Acquisition which occurred in the middle of fiscal year 1994.

     Throughout the 22-month period of the RTC's control of the Company (from November 1990 to August 1992), the Company's operations were essentially limited to liquidating inventory and the Company's construction and acquisition activity was virtually halted. Immediately following the Acquisition, the Company began the process of reactivating California operations stalled by the RTC. While the RTC's liquidation strategy left the Company with only 13 completed homes and 15 homes under construction at the time of the Acquisition, the Company did have substantial assets including almost 2,000 owned and entitled lots, 365 lots under option, an experienced staff of 68 persons and operating and information systems to support ongoing homebuilding operations. The Company was able to commence meaningful construction on reactivated projects during the first two quarters of fiscal year 1994, marketing the homes in advance of completion of construction. The process of recommencing construction can be seen in the low number of deliveries (completion of construction of a home as evidenced by the receipt of a certificate of occupancy) in the three fiscal quarters immediately after the Acquisition when there were only 13 home deliveries in California. The Company's sales efforts were impaired during this period as a result of the lack of completed inventory and the significant amount of time that buyers were required to wait for construction to be started and completed.

     The Company's current average construction period for a California home is approximately six months. As a result, most of the home sales made during the first and second quarters of fiscal year 1994 were not closed until the third and fourth quarters of fiscal year 1994, when construction was completed and closings occurred. The impact of this construction cycle is seen in the very low number of units closed in California in the first two quarters of fiscal year 1994 (32 units) compared to the third and fourth quarters of fiscal year 1994 (173 units). The Company's revenues from home sales, which are recognized at closing, increased significantly in the third and fourth quarters of fiscal year 1994 as construction was completed on projects recommenced during the first half of the fiscal year.

     Importantly, the Company's current backlog is at a level consistent with the level of third and fourth quarter closings in fiscal year 1994. See "Business -- Backlog and Inventory." Additionally, the same projects that generated substantially all of the closings in fiscal year 1994 are still actively selling homes at the start of fiscal year 1995. The Company expects to start construction on approximately 14 new projects in fiscal year 1995 that were not under construction during fiscal year 1994, 11 of which are currently owned or in escrow. See "Business -- Developments in Process -- California" and "Business -- Developments in Process -- Nevada."

     Although Durable, which was acquired by the Company as of September 1, 1993 (the start of the third quarter of fiscal year 1994), was a significant contributing factor to the Company's performance during the last two quarters of fiscal year 1994, the Company's California results of operations showed significant improvements and a return to profitability on a stand-alone basis during these two quarters, as shown below:

                              CALIFORNIA DIVISION

                                                          FISCAL QUARTER ENDED                    FISCAL YEAR
                                          -----------------------------------------------------      ENDED
                                          MAY 31,    AUGUST 31,   NOVEMBER 30,    FEBRUARY 28,    FEBRUARY 28,
                                            1993        1993          1993            1994            1994
                                          --------   ----------   -------------   -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Total revenues..........................  $  4,004    $  8,250       $29,122         $28,498        $ 69,874
                                          --------   ----------   -------------   -------------   ------------
                                          --------   ----------   -------------   -------------   ------------
Gross profit............................  $   (157)   $    (26)      $ 4,864         $ 5,205        $  9,886
Interest and other income, net..........       400         597           900             976           2,873
Selling, general and administrative
  expenses..............................     1,918       1,986         2,287           2,740           8,931
Minority interest.......................        --          --         2,095           1,838           3,933
                                          --------   ----------   -------------   -------------   ------------
Operating income (loss).................    (1,675)     (1,415)        1,382           1,603            (105)
Interest expense........................       276         142            --              --             418
                                          --------   ----------   -------------   -------------   ------------
Income (loss) before provision (benefit)
  for income taxes and extraordinary
  gains.................................    (1,951)     (1,557)        1,382           1,603            (523)
Provision (benefit) for income taxes....        --          --            --              --              --
                                          --------   ----------   -------------   -------------   ------------
Income before extraordinary gain........    (1,951)     (1,557)        1,382           1,603            (523)
Extraordinary gain......................        --          --         4,268              --           4,268
                                          --------   ----------   -------------   -------------   ------------
Net income (loss).......................  $ (1,951)   $ (1,557)      $ 5,650         $ 1,603        $  3,745
                                          --------   ----------   -------------   -------------   ------------
                                          --------   ----------   -------------   -------------   ------------

     In addition to the Company's California operations, Durable had 199 home closings and $21.1 million in revenue in the last two quarters of fiscal year 1994 (following the Durable Acquisition) compared to 240 home closings and $21.2 million in revenues during the first two quarters of fiscal year 1994, (prior to the Durable Acquisition). The actual results of the Company's operations for fiscal year 1994, including Durable's results of operations for only the third and fourth quarters of fiscal year 1994, are set forth in the table below:

                                 THE COMPANY(A)

                                                          FISCAL QUARTER ENDED                    FISCAL YEAR
                                          -----------------------------------------------------      ENDED
                                          MAY 31,    AUGUST 31,   NOVEMBER 30,    FEBRUARY 28,    FEBRUARY 28,
                                            1993        1993          1993            1994            1994
                                          --------   ----------   -------------   -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Total revenues..........................  $  4,004    $  8,250       $37,343         $41,469        $ 91,066
                                          --------   ----------   -------------   -------------   ------------
                                          --------   ----------   -------------   -------------   ------------
Gross profit............................  $   (157)   $    (26)      $ 6,750         $ 8,225        $ 14,792
Interest and other income, net..........       400         597           918           1,011           2,926
Selling, general and administrative
  expenses..............................     1,918       1,986         3,505           4,913          12,322
Minority interest.......................        --          --         2,308           2,024           4,332
                                          --------   ----------   -------------   -------------   ------------
Operating income (loss).................    (1,675)     (1,415)        1,855           2,299           1,064
Interest expense........................       276         142            --              --             418
                                          --------   ----------   -------------   -------------   ------------
Income (loss) before provision (benefit)
  for income taxes and extraordinary
  gain..................................    (1,951)     (1,557)        1,855           2,299             646
Provision (benefit) for income taxes....        --          --            --              --              --
                                          --------   ----------   -------------   -------------   ------------
Income before extraordinary gain........    (1,951)     (1,557)        1,855           2,299             646
Extraordinary gain......................        --          --         4,268              --           4,268
                                          --------   ----------   -------------   -------------   ------------
Net income (loss).......................  $ (1,951)   $ (1,557)      $ 6,123         $ 2,299        $  4,914
                                          --------   ----------   -------------   -------------   ------------
                                          --------   ----------   -------------   -------------   ------------

- - ---------------

(a) Reflects Durable's results of operations for only the third and fourth quarters of fiscal year 1994.

BACKLOG AND INVENTORY

     The Company typically presells homes prior to and during construction through sales contracts requiring cash deposits ranging from $1,000 to $10,000. Generally, these contracts are cancelable if the customers are unable to sell their existing homes, unable to qualify for financing or under certain other circumstances. A home sale is placed in backlog status upon execution of the above described contract and receipt of a deposit, and is removed from backlog status when such contract is canceled as described above or the home sale is closed. At February 28, 1994, the Company had a total backlog of 305 homes with an aggregate sales value of $56 million, which is moderately higher than the backlog of the Company at the start of the third and fourth quarters of fiscal year 1994. The Company had a backlog of 297 homes with an aggregate sales value of $62 million at the end of the second quarter of fiscal year 1994 and 295 homes with an aggregate sales value of $54 million at the end of the third fiscal quarter of fiscal year 1994.

     Management believes that because of the Company's typical construction, marketing and closing cycle, the Company's backlog is generally a good indicator of the number of units that will be closed in the four months following a particular measurement date. The following table shows net new orders (sales made less cancellations and credit rejections) and the ending backlog relating to the Company and Durable for each quarter since the middle of fiscal year 1993, including the four fiscal quarters prior to the Durable Acquisition:

                                                                                                                      PRO FORMA
                              PRO FORMA FISCAL QUARTER ENDED(A)                        FISCAL QUARTER ENDED          FISCAL YEAR
              -----------------------------------------------------------------   -------------------------------       ENDED
               NOVEMBER 30,     FEBRUARY 28,       MAY 31,         AUGUST 31,      NOVEMBER 30,     FEBRUARY 28,    FEBRUARY 28,
                   1992             1993             1993             1993             1993             1994           1994(A)
              --------------   --------------   --------------   --------------   --------------   --------------   -------------
                                                           (UNITS, EXCEPT AS NOTED)
California
Starts(b)...           13                2              101               64               78               65             308
  Deliveries(c)...           0           0               13               25               77              111             226
  Closings(d)...          16             9               17               15               87               86             205
  Net new
   orders...           22               73               46               52               46               93             237
  Ending
  backlog...           28               92              121              158              117              124             124
  Ending
    backlog
   ($000)...     $  6,474         $ 25,853         $ 36,918         $ 47,893         $ 36,478         $ 37,450         $37,450
Nevada(a)
Starts(b)...          106               52              127              105              140              120             492
  Deliveries(c)...         113         112              109              124               51              127             411
  Closings(d)...         100           100              121              119               78              121             439
  Net new
   orders...          146               72              104              113              117              124             458
  Ending
  backlog...          190              162              145              139              178              181             181
  Ending
    backlog
   ($000)...     $ 18,525         $ 16,119         $ 14,318         $ 13,725         $ 17,576         $ 18,366         $18,366
Total Ending
  backlog
  Units.....          218              254              266              297              295              305             305
  Dollars
   ($000)...     $ 24,999         $ 41,972         $ 51,236         $ 61,618         $ 54,054         $ 55,816         $55,816

- - ---------------

(a) Includes information with respect to Durable's backlog on a pro forma basis for the periods prior to consummation of the Durable Acquisition.

(b) Represents start of construction on a unit.

(c) Represents completion of construction and issuance of a certificate of occupancy.

(d) Represents the close of escrow and delivery of the deed to the buyer of a unit.

     The same 13 projects that generated substantially all of the closings in fiscal year 1994 were still actively selling homes at the start of fiscal year 1995. The Company expects to start construction on approximately 14 new projects in fiscal year 1995 that were not under construction during fiscal year 1994, 11 of which are currently owned or in escrow. See "Business -- Developments in Process -- California" and "Business -- Developments in Process -- Nevada."

VARIABILITY OF RESULTS AND SEASONALITY

     The Company's results of operations reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990 coinciding with the national recession. California entered the recession later than other portions of the country and, as a result, the Company's performance in fiscal year 1990 was quite strong. However, economic and real estate conditions in California and Southern California in particular have been depressed during 1991, 1992 and 1993. The Company commenced a geographic diversification strategy in fiscal year 1993 in order to reduce its dependence on the Southern California real estate market. Despite the national recession, the Las Vegas metropolitan area has experienced significant growth in recent years, with unit sales and population increases from year to year during the period from 1990 to 1992 according to The Meyers Group.

     The Company's results of operations for any period are affected by a number of factors, including the number of home developments under construction, the length of the development cycle of its projects, product mix, weather, availability of financing, costs of materials and economic conditions in the areas in which the Company operates. Product mix (both product line and size of home) has a substantial effect on the average sales price of homes and the gross margin from home sales because smaller homes generally have lower sales prices and gross margins than larger homes. The average sales price of homes from period to period fluctuates based on product line, home size, geographic mix and changes in the market price of housing.

     The homebuilding industry in California, and to a lesser extent Nevada, is seasonal. Generally, new orders are higher in the spring and summer months, constituting the Company's first and second fiscal quarters, with closings, and therefore revenues, being higher in the fall and winter months, which represent the Company's third and fourth fiscal quarters. While the Company's increased revenue levels during the third and fourth quarters of fiscal year 1994 were principally related to delivery of completed homes not previously available rather than seasonality, the Company expects that seasonal variations will continue in the future.

RESULTS OF OPERATIONS -- GENERAL

     The results of operations of the Company for the fiscal year ended February 28, 1994 do not include the full year of Durable's results of operations due to the fact that the Durable Acquisition did not occur until the start of the third quarter of fiscal year 1994. Additionally, the results of operations of the Company for the fiscal years ended February 29, 1992 and February 28, 1993 include the period of RTC control of the Company. Accordingly, Company management believes that the historical operating results for those periods are not meaningful indicators of future performance.

     A separate discussion and analysis of Durable's results of operations for its three most recently completed fiscal years prior to its acquisition by the Company is also included below. For federal and certain state income tax purposes, prior to the Durable Acquisition, Durable had elected to be treated as an S Corporation and, therefore, was not generally subject to tax on its earnings. See Note 1 to the Consolidated Financial Statements of Durable included elsewhere in this Memorandum. The Company and Durable are generally not discussed separately in the discussions of liquidity and capital resources, inflation and taxes included below.

  RESULTS OF OPERATIONS -- THE COMPANY

     Because revenues from home sales are not recognized until the sales are closed, the recommencement of building operations by the Company following the Acquisition did not result in material levels of home closings until the third quarter of fiscal year 1994. Additionally, the Company's results of operations for the periods prior to September 1, 1993 do not reflect the Durable Acquisition. Accordingly, the Company believes that the historical operating results for the full fiscal year presented herein are not as meaningful as the quarterly results for the last two quarters of fiscal year 1994. The Company incurred operating losses of $1.9 million and $1.6 million during the first two quarters of fiscal year 1994 and returned to profitability in the third quarter of fiscal year 1994 as home closings began to occur following completion of the construction recommenced after the Acquisition. The Company's net income (excluding extraordinary items) for the third and fourth quarters of fiscal year 1994 was $1.8 million and $2.3 million, respectively.

  FISCAL YEAR 1994 (YEAR ENDED FEBRUARY 28, 1994) COMPARED TO FISCAL YEAR 1993 (YEAR ENDED FEBRUARY 28, 1993)

     Net Income. The Company returned to profitability in fiscal year 1994 having net income of $4.9 million, or $0.34 per share, compared to a net loss of $84.5 million, or $6.05 per share, for fiscal year 1993. These results were due to the factors discussed below.

     Revenues from Sales of Homes. Revenues from housing sales for fiscal year 1994 of $81.2 million increased $42.8 million, or 112%, from fiscal year 1993. This increase was due to a greater number of home closings during the fiscal year. Home closings for fiscal year 1994 were 404, compared to 115 homes for fiscal year 1993, an increase of 289 homes. This increased activity was primarily due to the Durable Acquisition, which contributed $21.1 million of revenues and 199 home closings during the period from September 1, 1993, the effective date of the Durable Acquisition, through February 28, 1994, and the home closings from the projects developed by the four CalPERS Partnerships, which contributed 155 home closings and approximately $46.8 million in revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 1994 of $12.3 million increased $2.6 million over fiscal year 1993. This increase was primarily due to the effect of the Durable Acquisition, which was consummated as of September 1, 1993.

     Interest Expense. Interest expense of $418,000 for fiscal year 1994 was approximately $8.1 million less than fiscal year 1993. This decrease was due primarily to an increase in the amount of interest able to be capitalized as a result of the increased level of construction activity and the Company's lower level of debt as a result of the Acquisition and the associated restructuring of debt.

     Extraordinary Gain and Valuation Adjustments. During the fiscal year ended February 28, 1994, the Company recorded a one-time gain of $4.3 million due to the resolution of project financing at less than the face amount of the debt.

     The Company's pre-tax net loss of $86.3 million for fiscal year 1993 was primarily due to adjustments to the realizable value of assets of $75.5 million resulting from the closing of the Acquisition.

     During the fiscal year ended February 28, 1994, the Company recorded 478 net orders (home sales contracted for less cancellations), which was 352 homes higher than fiscal year 1993. The Company had 305 homes in its backlog (homes under contract but not closed) at February 28, 1994, which was an increase of 213 homes over the Company's backlog at February 28, 1993.

  FISCAL YEAR 1993 (YEAR ENDED FEBRUARY 28, 1993) COMPARED TO FISCAL YEAR 1992 (YEAR ENDED FEBRUARY 29, 1992).

     Net Income (Loss)/Valuation Adjustments. The Company had a net loss of $84.5 million, or $6.05 per share, compared to a net loss of $57.8 million, or a loss of $4.13 per share, for fiscal year 1992. This net loss was primarily as a result of downward adjustments to the net realizable value of assets resulting from the closing of the Acquisition and a $10.9 million operating loss.

     Revenues from Sales of Homes. For the first three quarters of fiscal year 1993, the Company liquidated standing inventory and had virtually no construction activity. Housing starts in the fourth fiscal quarter had not yet begun to close by the end of the quarter and as a result revenue from housing sales was down from $137.2 million in fiscal year 1992 to $38.4 million in fiscal year 1993. There was a 71% reduction in the number of homes closed in fiscal year 1993 compared to fiscal year 1992, which reduction resulted from the RTC-controlled Board of Directors' direction that the Company liquidate inventory and not commence any new construction activity.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9.8 million for fiscal year 1993, down from $15.6 million for fiscal year 1992. This decrease resulted primarily from reduced efforts at marketing inventory during the RTC's control of the Company and from extensive overhead reduction measures taken in order to conserve cash, including the closure of the Los Angeles and San Diego divisions of the Company at the direction of the RTC.

     Interest Expense. Interest expense was $8.5 million for the fiscal year ended February 28, 1993, compared to $14.7 million for the fiscal year ended February 29, 1992. This reduction stems from debt reduction associated with sales of land and inventory.

     During the fiscal year ended February 28, 1993, the Company had 126 net new orders (home sales contracted for less cancellations) which was lower than the comparable period of fiscal year 1992 by 200 homes. However, the Company had 92 homes in its backlog at February 28, 1993 (homes under contract but not closed), compared to 81 homes in its backlog at February 29, 1992.

  RESULTS OF OPERATIONS -- DURABLE

     The following table summarizes certain information regarding revenues, gross margins, average home selling prices, selling, general and administrative expenses and homes closed for each of the three years ended December 31, 1993 for Durable only. See "Selected Consolidated Financial and Operating
Data -- Durable." For federal and certain state tax purposes, prior to the Durable Acquisition, Durable had elected to be treated as an S Corporation and, therefore, was not generally subject to tax on its earnings. See note 1 to the Consolidated Financial Statements of Durable included elsewhere in this Memorandum.

                                                                 FISCAL YEAR ENDED
                                           -------------------------------------------------------------
                                           DECEMBER 31, 1991     DECEMBER 31, 1992     DECEMBER 31, 1993
                                           -----------------     -----------------     -----------------
                                                              (DOLLARS IN THOUSANDS)
Total revenues...........................       $31,495               $36,184               $38,678
Housing revenues.........................        31,461                35,977                38,458
Housing gross profit.....................         7,106                 7,407                 8,363
Selling, general & administrative
  expenses...............................         4,587                 5,082                 5,924
Net income...............................         2,553                 2,532                 2,199
Housing gross margin.....................          22.6%                 20.6%                 21.7%
Selling, general and administrative
  expenses as a percent of housing
  revenues...............................          14.6%                 14.1%                 15.4%
Average home selling price...............       $    90               $    99               $    94
Homes closed (units).....................           348                   363                   410

  FISCAL YEAR 1993 (YEAR ENDED DECEMBER 31, 1993) COMPARED TO FISCAL YEAR 1992 (YEAR ENDED DECEMBER 31, 1992)

     Net Income. Durable's net income for fiscal year 1993 was $2.2 million, compared to net income of $2.5 million for fiscal year 1992, a decrease of 13%. These results were due to the factors discussed below.

     Revenues from Sales of Homes. Revenues from housing sales for fiscal year 1993 of $38.5 million increased $2.5 million, or 7%, from fiscal year 1992. This increase was due to a greater number of home closings during the year. Home closings for fiscal year 1993 were 410 homes compared to 363 homes for fiscal year 1992, an increase of 47 homes. This increased activity was primarily due to the formation of three joint ventures during fiscal year 1993, which contributed 89 home closings and approximately $10.4 million in revenue in fiscal year 1993.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 1993 of $5.9 million increased by $.8 million over the corresponding period of fiscal year 1992, primarily as a result of broker participation and increased professional fees. As a percentage of total revenues, such expenses increased by 1.3%.

     Minority Interest. Minority interest in the earnings of joint ventures was $460,000 for fiscal year 1993; there was no minority interest expense for 1992.

     Gross Margins. Gross margins increased from 20.6% in fiscal year 1992 to 21.7% in fiscal year 1993. The gross margin increased due to changes in product mix and lower developer's fees.

     During the fiscal year ended December 31, 1993, Durable recorded 436 net new orders (homes contracted for less cancellations), which was three homes higher than fiscal year 1992. Durable had 164 homes in its backlog (homes under contract but not closed) at December 31, 1993, which was an increase of 26 homes over its backlog at December 31, 1992.

  FISCAL YEAR 1992 (YEAR ENDED DECEMBER 31, 1992) COMPARED TO FISCAL YEAR 1991 (YEAR ENDED DECEMBER 31, 1991)

     Net Income. Durable's net income for fiscal year 1992 was $2.5 million, compared to net income of $2.6 million for fiscal year 1991. These results were due to the factors discussed below.

     Revenues from Sales of Homes. Revenues from housing sales for fiscal year 1992 of $36.0 million increased $4.5 million, or 14%, from 1991. This increase was due to a higher average selling price of homes closed during the fiscal year. Home closings for fiscal year 1992 were 363 homes compared to 348 homes for fiscal year 1991. The increased prices were primarily due to a different mix of products sold.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 1992 of $5.1 million increased by $0.5 million over the corresponding period of fiscal year 1991. The increase in selling, general and administrative expenses was primarily attributable to increased broker participation.

     Gross Margins. Gross margins decreased from 22.6% in fiscal year 1991 to 20.6% in fiscal year 1992. The decrease in gross margins was attributable to a 1991 project that had a margin of 28% due to a very low land basis.

     During the fiscal year ended December 31, 1992, the Company recorded 433 net new orders (home sales contracted for less cancellations), which was 95 homes higher than in fiscal year 1991. The Company had 138 homes in its backlog (homes under contract) at December 31, 1992, an increase of 70 homes over the Company's backlog at December 31, 1991.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements are for the acquisition, development, construction and marketing of its residential projects. The need to stage the acquisition and use of raw materials such as land and finished lots and the need, on certain projects, to construct community facilities ahead of the start of home construction requires homebuilders such as the Company to commit working capital for longer periods than many traditional manufacturing companies. When building inventory, the Company uses substantial amounts of cash that are generally obtained from borrowings, available cash flow from operations and partners' contributions to joint ventures.

     The principal uses of cash resources by the Company since the Acquisition have been to recommence building operations in California, cure defaulted loans and undertake land acquisition for future projects. Because there was very little standing inventory and completed construction activity until the third quarter of fiscal year 1994, the Company has principally relied upon borrowings since the Acquisition due to the fact that cash flow from operations only began to become significant in the third and fourth quarters of fiscal year 1994. The Company's construction activities since the Acquisition have been constrained to some extent by the amount of funds available to it for acquisition, development and construction.

     To date, the Company has principally used secured bank financing and financing provided by the CalPERS LP for acquisition, development and construction, with borrowings for individual projects or phases of projects secured by such projects. In connection with the CalPERS Partnerships, the CalPERS LP provided equity of $16.6 million and agreed to provide construction financing for the four projects (with 346 originally planned units) owned by the CalPERS Partnerships in an aggregate amount up to $66 million (the "CalPERS Construction Financing"). Through February 28, 1994, the CalPERS LP had advanced an aggregate of $37 million of the CalPERS Construction Financing. Under the terms of the Indenture relating to the sale of Notes and warrants discussed below, the Company is prohibited from obtaining any further financing from the CalPERS LP with respect to the four CalPERS Partnerships.

     In May, 1994 the Company successfully completed the sale of $100,000,000 of 12 3/4% Senior Notes including 790,000 warrants to purchase common stock. The proceeds from the offering will be used to repay certain debt of the Company, acquire certain properties and for general working capital purposes. The proceeds are expected to provide sufficient available liquidity, when combined with additional financing permitted under the Indenture and cash flow from operations, to fund the Company's current and projected acquisition, development and construction activities for a period of at least two years.

     The Company has also obtained a $25 million secured line of credit facility with Bank One, Arizona, NA. The initial term of the Facility will expire on June 30, 1996. Borrowings under the Facility will bear interest at BOAZ prime plus one percent. The Facility will be secured by liens on various completed or under construction homes and lots held by the Company (but not on homes or lots held by Durable or any other Company subsidiary). The credit agreement contains certain covenants, including covenants that require the Company to comply with certain operating and reporting requirements and maintain certain financial levels and ratios. The credit agreement also defines certain events that constitute events of default. BOAZ is entitled to payment out of the proceeds of its collateral prior to any holders of unsecured indebtedness, including the Notes.

     Subject to the restrictions contained in the Indenture, the Facility will be available to augment cash flow from operations and the proceeds of the Offering to fund the Company's operations.

INTEREST RATES AND INFLATION

     The long-term impact of inflation on the Company is manifested in increased land, land development, construction and overhead costs, as well as in increased sales prices. For several years prior to fiscal year 1989, the Company was able to raise sales prices by amounts at least equal to its cost increases. Since fiscal year 1989, however, overall sales prices have declined and the Company's costs, including land acquisition costs, have generally decreased.

     The Company generally contracts for land significantly before development and sales efforts begin and, accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect the Company's profits. Since the sales prices of homes are fixed at the time of sale and the Company generally sells its homes prior to commencement of construction, any inflation of costs in excess of those anticipated may result in lower gross margins. The Company generally attempts to minimize that effect by entering into fixed-price contracts with its subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

     Housing demand, in general, is adversely affected by increases in interest costs, as well as in housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect the Company's interest costs. If the Company is unable to raise sales prices enough to compensate for higher costs, which had generally been the condition during prior years, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance a home purchase, the Company's revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford a new home.

TAXES

     The Company is part of the CPH consolidated tax group. No written tax sharing agreement with respect to taxes existed between the member companies of the CPH consolidated tax group as of December 31, 1993. The CPH consolidated tax group files on a calendar year basis, whereas the Company's financial statements reflect a fiscal year ending on the last day of February. As of December 31, 1993, the Company estimates that it had a small federal and California tax liability and a net operating loss carryforward to 1994, which the Company can utilize to offset regular taxable income that may be generated after the 1993 tax year. The Indenture requires the merger of the Company with CPH, as a result of which the Company will no longer be part of a consolidated group and will file its own tax returns.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

J.M. PETERS COMPANY, INC.
  Reports of Independent Public Accountants
  Consolidated Balance Sheets as of February 28, 1993 and 1994
  Consolidated Statements of Operations for the years ended February 29, 1992,
     February 28, 1993 and February 28, 1994
  Consolidated Statements of Stockholders' Equity for the years ended February 29,
     1992, February 28, 1993 and February 28, 1994
  Consolidated Statements of Cash Flows for the years ended February 29, 1992,
     February 28, 1993 and February 28, 1994
  Notes to Consolidated Financial Statements
DURABLE HOMES, INC.
  Reports of Independent Public Accountants
  Consolidated Statements of Income for the years ended December 31, 1991, 1992 and
     1993
  Consolidated Statements of Cash Flows for the years ended December 31, 1991, 1992 and 1993
  Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of J.M. Peters Company, Inc.:

     We have audited the accompanying consolidated balance sheets of J.M. PETERS COMPANY, INC. and subsidiaries, (a Delaware corporation) as of February 28, 1993 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Joint Ventures (Note 1), which statements reflect 18 percent of consolidated assets at February 28, 1993 and assets and revenues of 15 and 33 percent, respectively, of the consolidated totals at February 28, 1994. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of J.M. Peters Company, Inc. and subsidiaries as of February 28, 1993 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN & CO.

Orange County, California
March 11, 1994

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Montilla Development, L.P.

     We have audited the accompanying balance sheets of Ranchland Montilla Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1992 and 1993, and the related statements of operations, partners' capital and cash flows for the period August 12, 1992 (inception) through December 31, 1992 and the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Montilla Development, L.P. as of December 31, 1992 and 1993, and the results of its operations and its cash flows for the period August 12, 1992 (inception) through December 31, 1992 and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Orange County, California
February 14, 1994

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Alicante Development, L.P.

     We have audited the accompanying balance sheets of Ranchland Alicante Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1992 and 1993, and the related statements of operations, partners' capital and cash flows for the period August 12, 1992 (inception) through December 31, 1992 and the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Alicante Development, L.P. as of December 31, 1992 and 1993, and the results of its operations and its cash flows for the period August 12, 1992 (inception) through December 31, 1992 and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Orange County, California
February 14, 1994

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Portola Development, L.P.

     We have audited the accompanying balance sheets of Ranchland Portola Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1992 and 1993, and the related statements of operations, partners' capital and cash flows for the period August 12, 1992 (inception) through December 31, 1992 and the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Portola Development, L.P. as of December 31, 1992 and 1993, and the results of its operations and its cash flows for the period August 12, 1992 (inception) through December 31, 1992 and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Orange County, California
February 14, 1994

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Fairway Development, L.P.

     We have audited the accompanying balance sheets of Ranchland Fairway Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1992 and 1993, and the related statements of operations, partners' capital and cash flows for the period August 12, 1992 (inception) through December 31, 1992 and the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Fairway Development, L.P. as of December 31, 1992 and 1993, and the results of its operations and its cash flows for the period August 12, 1992 (inception) through December 31, 1992 and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Orange County, California
February 14, 1994

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of J. M. Peters Company, Inc. (the "Company") for the year ended February 29, 1992. These financial statements are the responsiblity of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our report dated May 15, 1992, we disclaimed an opinion on the February 29, 1992 financial statements because of the possible material effects that the outcome of an 85.8% change in the Company's ownership coupled with substantial doubt about the Company's ability to continue as a going concern may have had on those financial statements. As discussed in Note 1 -- Organization, an 85.8% ownership interest was purchased by Capital Pacific Homes, Inc. on August 12, 1992 and approximately $98 million of indebtedness was contributed to equity. Accordingly, our present opinion on the February 29, 1992 financial statements, as presented herein, differs from that previously expressed.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended February 29, 1992, in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Newport Beach, California
May 15, 1992, except as to the second paragraph above and Note 1 -- Organization, which are as of March 11, 1994

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      FEBRUARY 28,     FEBRUARY 28,
                                                                          1993             1994
                                                                      ------------     ------------
CASH AND CASH EQUIVALENTS...........................................   $    9,454       $   10,001
RESTRICTED CASH.....................................................        1,888            1,483
ACCOUNTS AND NOTES RECEIVABLE.......................................        1,905            1,650
REAL ESTATE PROJECTS................................................       99,636          105,696
PREPAID EXPENSES AND OTHER ASSETS...................................        2,668            3,124
                                                                      ------------     ------------
               TOTAL ASSETS.........................................   $  115,551       $  121,954
                                                                      ------------     ------------
                                                                      ------------     ------------
                               LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES............................   $    7,754       $   17,692
NOTES PAYABLE.......................................................       38,433           34,709
DUE TO CAPITAL PACIFIC HOMES, INC...................................        1,702               --
                                                                      ------------     ------------
          Total liabilities.........................................       47,889           52,401
                                                                      ------------     ------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN JOINT VENTURES.................................       19,647           13,959
STOCKHOLDERS' EQUITY:
  Common stock, par value $.10 per share;
     15,000,000 shares authorized;
     14,995,000 and 13,980,000 issued and outstanding
     in 1994 and 1993, respectively.................................        1,398            1,500
  Additional paid-in capital........................................      207,824          210,387
  Accumulated deficit...............................................     (161,207)        (156,293)
                                                                      ------------     ------------
          Total stockholders' equity................................       48,015           55,594
                                                                      ------------     ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $  115,551       $  121,954
                                                                      ------------     ------------
                                                                      ------------     ------------

          See accompanying notes to consolidated financial statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       FOR THE YEARS ENDED
                                                          ----------------------------------------------
                                                          FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,
                                                              1992             1993             1994
                                                          ------------     ------------     ------------
REVENUES:
  Sales of homes and land...............................    $182,670         $ 72,148         $ 88,140
  Interest and other income, net........................       2,274            3,554            2,926
                                                          ------------     ------------     ------------
                                                             184,944           75,702           91,066
                                                          ------------     ------------     ------------
COSTS AND EXPENSES:
  Cost of homes and land................................     170,329           68,257           73,348
  Adjustments to carrying value of real estate projects
     and investments in partnerships....................      56,016           75,476               --
  Selling, general and administrative...................      15,579            9,764           12,322
  Minority interest.....................................          --               --            4,332
  Interest..............................................      14,691            8,538              418
                                                          ------------     ------------     ------------
                                                             256,615          162,035           90,420
                                                          ------------     ------------     ------------
Income (loss) before provision (benefit) for income
  taxes and extraordinary gain..........................     (71,671)         (86,333)             646
PROVISION (BENEFIT) FOR INCOME TAXES....................     (13,895)          (1,792)              --
                                                          ------------     ------------     ------------
Income (loss) before extraordinary gain.................     (57,776)         (84,541)             646
EXTRAORDINARY GAIN......................................          --               --            4,268
                                                          ------------     ------------     ------------
Net income (loss).......................................    $(57,776)        $(84,541)        $  4,914
                                                          ------------     ------------     ------------
                                                          ------------     ------------     ------------
NET INCOME (LOSS) PER COMMON SHARE:
  Before extraordinary gain.............................    $  (4.13)        $  (6.05)        $    .04
  Extraordinary gain....................................          --               --              .30
                                                          ------------     ------------     ------------
  Net income (loss).....................................    $  (4.13)        $  (6.05)        $    .34
                                                          ------------     ------------     ------------
                                                          ------------     ------------     ------------
WEIGHTED AVERAGE NUMBER OF SHARES.......................      13,980           13,980           14,488
                                                          ------------     ------------     ------------
                                                          ------------     ------------     ------------

          See accompanying notes to consolidated financial statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED FEBRUARY 28, 1994
                                 (IN THOUSANDS)

                                                             ADDITIONAL     RETAINED
                                                  COMMON      PAID-IN       EARNINGS
                                                  STOCK       CAPITAL       (DEFICIT)      TOTAL
                                                  ------     ----------     ---------     --------
BALANCE, February 28, 1991......................  $1,398      $  49,661     $ (18,890)    $ 32,169
  Net loss......................................     --              --       (57,776)     (57,776)
                                                  ------     ----------     ---------     --------
BALANCE, February 29, 1992......................  1,398          49,661       (76,666)     (25,607)
  Capital contribution related to purchase debt
     restructuring..............................     --          97,510            --       97,510
  Capital contribution related to tax sharing
     claims.....................................     --          60,653            --       60,653
  Net loss......................................     --              --       (84,541)     (84,541)
                                                  ------     ----------     ---------     --------
BALANCE, February 28, 1993......................  1,398         207,824      (161,207)      48,015
  Shares issued in connection with acquisition
     of
     Durable Homes, Inc.........................    102           2,563            --        2,665
  Net income....................................     --              --         4,914        4,914
                                                  ------     ----------     ---------     --------
BALANCE, February 28, 1994......................  $1,500      $ 210,387     $(156,293)    $ 55,594
                                                  ------     ----------     ---------     --------
                                                  ------     ----------     ---------     --------

          See accompanying notes to consolidated financial statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          FOR THE YEAR ENDED
                                                              ------------------------------------------
                                                              FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                                                  1992           1993           1994
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss).........................................   $  (57,776)     $(84,541)      $  4,914
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Extraordinary gain.....................................           --            --         (4,268)
     Depreciation and amortization..........................          281           195            131
     Adjustments to carrying value of real estate projects
       and investments in partnerships......................       56,016        75,476             --
     Adjustment to state tax liability......................      (13,895)           --             --
     Changes in Assets and Liabilities
       Net of the Effects of the Purchase of Durable Homes,
          Inc.:
       Decrease in accounts and notes receivable............          116         1,562            259
       Decrease in real estate projects.....................      115,367        49,454            226
       (Increase) decrease in prepaid expenses and other
          assets............................................        1,067           (15)           (12)
       (Decrease) increase in accounts payable and accrued
          liabilities.......................................        3,386        (2,478)         6,209
       Gain related to debt restructuring...................           --        (1,225)            --
                                                              ------------   ------------   ------------
          Net cash provided by operating activities.........      104,562        38,428          7,459
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
  Acquisition of Durable Homes, Inc.........................           --            --         (1,500)
  Purchases of property and equipment, net..................           (2)          (56)           (68)
  (Increase) decrease in investments in partnerships........          493          (139)           (45)
                                                              ------------   ------------   ------------
          Net cash provided by (used in) investing
            activities......................................          491          (195)        (1,613)
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from construction notes..........................       32,266         6,241         39,374
  Principal payments of construction notes..................     (133,739)      (28,642)       (35,574)
  Advances from San Jacinto.................................       12,821         3,025             --
  Payments to San Jacinto...................................       (3,204)           --             --
  Principal payments to Capital Pacific Homes, Inc..........           --       (47,298)        (1,702)
  Minority interest in Joint Ventures.......................           --        19,647         (7,802)
                                                              ------------   ------------   ------------
          Net cash used in financing activities.............      (91,856)      (47,027)        (5,704)
                                                              ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       13,197        (8,794)           142
CASH AND CASH EQUIVALENTS, beginning of year................        6,939        20,136         11,342
                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year......................   $   20,136      $ 11,342       $ 11,484
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH ACTIVITIES:
  Distribution of property from partnership.................   $   24,248            --             --
  Amount paid during the year for interest, net of amount
     capitalized............................................        3,583      $    878       $  1,101
  Income tax refund and related interest....................           --         3,150             --
  San Jacinto contribution of capital.......................           --       158,163             --
  Decrease in due to San Jacinto (tax-sharing claims).......           --        60,653             --
  Decrease in due to San Jacinto advances...................           --       145,499             --
  Increase in due to Capital Pacific Homes..................           --        49,000             --
  Residential inventory surrendered in exchange for debt
     forgiveness............................................           --            --          9,980
  Note payable reduced by debt forgiveness..................           --            --         14,248
  Common stock issued in connection with the acquisition of
     Durable Homes, Inc.....................................           --            --          2,665

          See accompanying notes to consolidated financial statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     On July 1, 1992, Capital Pacific Homes, Inc. (CPH), a Delaware corporation, entered into a definitive purchase agreement (the Purchase Agreement), pursuant to which CPH acquired from San Jacinto F.A. (San Jacinto) (i) 12,000,000 shares of J.M. Peters, Inc. and subsidiaries the Company) common stock (the Purchased Shares) representing 85.8 percent of the total outstanding shares of common stock of the Company and (ii) all debt of the Company owed to San Jacinto which, at the time of the closing and after giving effect to debt restructuring, equaled $49,000,000. Utilizing the proceeds from the sale of real estate projects to third parties, cash received from the joint ventures discussed below and cash on hand, the Company has repaid this debt to CPH at February 28, 1994. The closing of the purchase transaction occurred on August 12, 1992. The indebtedness of the Company to San Jacinto equaled approximately $146,000,000 prior to the purchase transaction. Pursuant to a debt restructuring agreement, and prior to the closing, San Jacinto contributed to the capital of the Company $97,510,000 of the indebtedness.

  Acquisition of Durable Homes, Inc.

     Effective September 1, 1993, the Company acquired all of the common stock of Durable Homes, Inc. (Durable) for a total purchase price, including direct costs of the acquisition, of $4.2 million. The Company paid $1.5 million cash and issued 1,015,000 shares of its common stock to the seller. The transaction was accounted for as a purchase. The income of Durable has been included in the consolidated financial statements of the Company from the effective date of the acquisition through February 28, 1994. Durable builds single family homes and condominiums in Nevada.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Durable had been acquired as of the beginning of the fiscal years presented, after including the impact of certain adjustments, including the reduction of interest income attributable to the cash paid, tax provision of Durable which was an S corporation and the tax benefit attributable to filing a consolidated tax return with the Company, including the utilization of certain net operating losses. The information set forth below includes Durable data for its fiscal years ended December 31, 1992 and 1993.

                                                                 1993            1994
                                                              (UNAUDITED)     (UNAUDITED)
                                                              -----------     -----------
                                                                (EXPRESSED IN THOUSANDS
                                                               EXCEPT PER SHARE AMOUNTS)
        Sales and revenues..................................   $ 111,886       $ 108,552
                                                              -----------     -----------
                                                              -----------     -----------
        Net income (loss):
          Before extraordinary gain.........................   $ (82,320)      $   1,427
          Net income (loss).................................   $ (82,320)      $   5,312
                                                              -----------     -----------
                                                              -----------     -----------
        Net income (loss) per share:
          Before extraordinary gain.........................   $   (5.49)      $     .09
          Net income (loss) per share.......................   $   (5.49)      $     .35
                                                              -----------     -----------
                                                              -----------     -----------

     The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented, nor are they intended to be a reflection of future results.

  Principles of Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and investments for which it has control. All other investments (See Note 5) are accounted for on

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     Effective upon the closing date of the purchase transaction with San Jacinto, Peters Ranchland Company, Inc., a wholly owned subsidiary of the Company, as general partner, entered into four limited partnership agreements with IHP Investment Fund I, L.P. (a CalPERS advisor), as limited partner (Joint Ventures) to pursue the development of various real properties of the Company, with such properties transferred to the joint ventures concurrently with the closing. Approximately $16,610,000 in proceeds from the transfer of the foregoing properties to the Joint Ventures was applied by the Company against repayment of the Company's note and CPH delivered these proceeds to San Jacinto, which were applied against repayment of the CPH note payable to San Jacinto. Prior to the transfer of these four properties to the joint ventures, the properties were written down by $25,336,000. Peters Ranchland Company, Inc. and IHP Investment Fund I, L.P.(IHP), each have a 50% interest in each Joint Venture. The financial statements of the Joint Ventures have been consolidated herein.

     The partnership agreements provide that profits from the Joint Ventures are allocated first, to the partners to recover previous net loss allocations; second, to the extent of any preferred return; the balance to the partners in accordance with their percentage interests. Net losses are generally allocated first, to the partners in accordance with percentage interests until the limited partner's capital account is reduced to zero; the balance is allocated to the general partner.

     The partnership agreements provide that distributions from the Joint Ventures are generally allocated first, to the partners for preferred return on additional capital and for additional capital contributions; second, for payment of limited partner preferred returns; third, for payment of limited partner capital contributions; the balance is allocated to the partners in accordance with their respective percentage interests.

     The Partnership Agreement provides, among other things, that the partners shall be entitled to receive a preferred return on contributed capital computed at prime plus three percent. As of February 28, 1993, the Partnership had unaccrued and unpaid preferred returns on capital contributions of $889,000 to IHP. Payments for preferred returns were $2,854,000 during fiscal year ended February 28, 1994.

     Commitment fees totaling $988,000 and $1,033,000 were paid to IHP and capitalized to the real estate being developed by joint ventures during the period August 12, 1992 (inception) through February 28, 1993 and fiscal 1994, respectively. These capitalized fees are included in cost of sales as the units are sold.

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Total property and equipment were $222,000 and $159,000 (net of accumulated depreciation of $2,074,000 and $2,152,000, respectively) as of February 28, 1993 and 1994, respectively, and are included in prepaid expenses and other assets in the consolidated balance sheets.

  Real Estate Projects

     Real estate projects are carried at the lower of cost or estimated net realizable value. Estimated net realizable value represents management's estimates, based on management's present plans and intentions, of sale prices less development and disposition costs, assuming that the development and disposition occurs in the normal course of business. It is the Company's policy to exclude postcompletion carrying costs in the calculation of net realizable value. Net realizable values for real estate projects under or held for development are generally based on an assumption of the completion of housing units within a project and the sale of such units to home buyers or, to a lesser extent, sale of lots to other home builders.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

     All direct and indirect land costs, offsite and onsite improvements and applicable interest and carrying charges are capitalized to real estate projects under development; marketing costs are expensed in the period incurred. Land and land development costs are accumulated by project and are allocated to individual phases using the relative sales value method.

  Revenue Recognition

     The Company's accounting policies follow specific provisions of the Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," which specifies minimum down payment requirements, financing terms and other certain requirements for sales of real estate.

     Income from sales is recognized when title has passed, the buyer has met minimum down payment requirements and the terms of any notes received by the Company satisfy continuing investment requirements. At the time of sale, accumulated costs are relieved from real estate projects and charged to cost of sales on a relative sales value basis.

  Income Taxes

     Effective March 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Accordingly, for the year ended February 28, 1994, all disclosures are in accordance with SFAS No. 109. Under the provisions of SFAS No. 109, the Company elected not to restate prior years' consolidated financial statements. The cumulative effect of initial adoption on prior years' retained earnings deficit was not significant. Additionally, the effect of the adoption of SFAS No. 109 upon income before taxes for fiscal 1994 was not significant.

     The Company files a consolidated federal and combined state income tax return with CPH. As of February 28, 1993 and 1994, the Company has substantial NOL carryforwards, the utilization of which will be insignificant due to the purchase transaction by CPH on August 12, 1992 and the application of federal income tax regulations.

     No written tax sharing agreement with respect to taxes exists between the member companies of the CPH consolidated tax group as of December 31, 1993. The CPH consolidated tax group files on a calendar year basis, whereas the Company's financial statements reflect a February 28 fiscal year end. As of December 31, 1993, the Company estimates that it has a small federal and California tax liability and a net operating loss carryforward to 1994, which the Company can utilize to offset regular taxable income that may be generated after the 1993 tax year.

     Prior to August 12, 1992, San Jacinto and its subsidiaries, including the Company, were members of a consolidated federal income tax return group. Prior to February 28, 1993, the Company had recorded income tax payable as due to San Jacinto. During fiscal year 1993, San Jacinto reduced the amount payable under the tax sharing arrangement by $60,653,000. This amount is reflected as a capital contribution in the accompanying consolidated financial statements.

  Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, short-term investments which have a maturity of 90 days or less from the date of purchase are considered cash equivalents.

  Reclassifications

     Reclassifications have been made to certain prior year balances in order to conform with the current year presentation.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

 2.  RESTRICTED CASH

     The Company has restricted cash totaling $1,888,000 and $1,483,000 as of February 28, 1993 and 1994, respectively. Included in these amounts is $1,000,000 and $750,000 as of February 28, 1993 and 1994, respectively, which is held as collateral for the Company's bonding obligations.

 3.  REAL ESTATE PROJECTS

     Real estate projects consist of the following at February 28, 1993 and 1994 (in thousands):

                                                                   1993         1994
                                                                  -------     --------
        Land and improvements under construction................  $92,251     $ 91,763
        Completed residential homes.............................    1,430        6,472
        Completed model homes...................................    5,955        7,461
                                                                  -------     --------
                                                                  $99,636     $105,696
                                                                  -------     --------
                                                                  -------     --------

     Total interest cost incurred during the years ended February 29, 1992, February 28, 1993 and February 29, 1994, was $21,383,000, $8,871,000 and
$2,532,000, respectively, of which $6,692,000, $333,000, and $2,114,000, respectively, was capitalized.

 4.  DHI JOINT VENTURES

     During 1993 Durable entered into three joint venture arrangements as a general partner for the development of various real properties. The Company shares in the cash flows and the profits of these joint ventures in accordance with the percentages set forth in the respective agreements, which range from 100 percent to 55 percent. The limited partners receive a preferred return or a return of capital prior to the Company's receipt of cash from these joint ventures. The Company accrues for its respective share of profits, after any preferred returns to the limited partner, in accordance with its percentage interest in each of the joint ventures.

 5.  INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner and has a 50 percent ownership in two unconsolidated entities. The Company's investments are as follows at February 28, 1993 and 1994 (in thousands):

                                                                        1993     1994
                                                                        ----     ----
        P.B. Partners.................................................  $ 23     $ 65
        Bay Hill Escrow...............................................   144      147
                                                                        ----     ----
                                                                        $167     $212
                                                                        ----     ----
                                                                        ----     ----

     The Company uses the equity method of accounting for its investments in unconsolidated 50 percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company. Investments in entities are included in prepaid expenses and other assets in the consolidated balance sheets.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

     Following is summarized, unaudited combined financial information for the unconsolidated entities at February 28, 1993 and 1994 (in thousands):

                                     ASSETS

                                                                      1993        1994
                                                                      ----        ----
        Cash.......................................................   $376        $345
        Accounts receivable........................................     29          --
        Other assets...............................................     56          68
                                                                      ----        ----
                                                                      $461        $413
                                                                      ----        ----
                                                                      ----        ----
                            LIABILITIES AND EQUITY
        Accounts payable and other liabilities.....................   $110        $  5
                                                                      ----        ----
        Equity
          The Company..............................................    167         212
          Others...................................................    184         196
                                                                      ----        ----
                                                                       351         408
                                                                      ----        ----
                                                                      $461        $413
                                                                      ----        ----
                                                                      ----        ----

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at February 28, 1993 and 1994 (in thousands):

                                                                  1993        1994
                                                                 ------      -------
        Accounts payable......................................   $1,091      $10,809
        Compensation..........................................      170          345
        Litigation............................................      557          536
        Warranty..............................................      701          450
        Interest..............................................    2,862        2,137
        Property taxes........................................    1,045        1,618
        Other.................................................    1,328        1,797
                                                                 ------      -------
                                                                 $7,754      $17,692
                                                                 ------      -------
                                                                 ------      -------

 7. NOTES PAYABLE

     Notes payable consist of the following at February 28, 1993 and 1994 (in thousands):

                                                                    1993        1994
                                                                   -------     -------
        Construction notes matured...............................  $24,495     $10,402
        Construction notes maturing in one to two years..........       --       9,229
        Promissory notes collateralized by deeds of trust,
          including interest at prime plus one percent due
          quarterly..............................................   13,938      11,123
        Promissory note collateralized by deed of trust,
          including interest at prime plus 1.5 percent...........       --       2,015
        Model loans collateralized by deeds of trust including
          interest at prime plus 3.0 percent.....................       --       1,940
                                                                   -------     -------
                                                                   $38,433     $34,709
                                                                   -------     -------
                                                                   -------     -------

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

     At February 28, 1993 and 1994, the aggregate carrying value of assets collateralizing the above notes was $17,407,000 and $61,379,000, respectively.

     Construction notes maturing in one to two years have interest rates ranging from the prime rate plus .75 percent to the prime rate plus 3.0 percent and notes aggregating $1.8 million are at a fixed rate of 20%. The prime rate was 6 percent at February 28, 1993 and 1994. Notes are collateralized by deeds of trust on real property.

     The construction loans which have matured in the amount of $24.5 million and $10.4 million at February 28, 1993 and 1994, respectively, are acquisition and development loans which originated in 1989, were previously restructured and extended and matured in early 1992. During fiscal 1994, the Company surrendered certain real estate collateral in settlement of approximately $14 million of debt in default at February 28, 1993. The Company recorded an extraordinary gain of approximately $4.3 million in connection with this transaction. Two loans, aggregating approximately $10.4 million, remain in default as of February 28, 1994.

     An assignee of one of the lenders holding a note in the amount of approximately $9.5 million, has filed a judicial foreclosure action against the Company. The Company is continuing to negotiate with the lenders, or their assignees, in an effort to resolve the defaults. If the Company cannot repay, renegotiate, restructure or otherwise settle these loans in default, the lenders or assignees may enforce their rights under the loan agreements, including the right of foreclosure.

     Prior to February 28, 1993, the Company entered into an agreement with its lender which modified the terms of its promissory notes. As a result of the agreement, the maturity date of the notes was extended from December 26, 1993 and August 14, 1994, respectively to January 8, 1995 for both notes. All remaining unpaid principal is due January 8, 1995 for both notes. Additionally, accrued interest totaling $2,949,000 was forgiven by the lender, resulting in a gain of $1,225,000. This transaction has been accounted for as a troubled debt restructuring. Accordingly, the obligation as shown as of February 28, 1993 and 1994, reflects the total cash to be paid to the lender. Under the accounting for a troubled debt restructuring, no interest expense will be recorded by the Company on this obligation through maturity. The gain of $1,225,000 is included in interest and other income in the accompanying 1993 consolidated financial statements.

     During the years ended February 29, 1992, February 28, 1993 and 1994, the highest month-end balance on construction loans was $139,482,000, $46,709,000 and $38,030,000, respectively, and the weighted average outstanding balance was $80,964,000, $33,027,000 and $23,804,000, respectively. The weighted average interest rates on construction loans during the years ended February 29, 1992, February 28, 1993 and 1994, were 9.3 percent, 8.8 percent and 10.6 percent, respectively. The weighted average interest rates on construction loans at February 29, 1992, February 28, 1993 and 1994, were 7.39 percent, 8.76 percent and 10.9 percent, respectively.

     The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

                        Years ending February 28:
                          Notes matured....................  $10,402
                          1995.............................   19,582
                          1996.............................    2,795
                          Thereafter.......................    1,930
                                                             -------
                                                             $34,709
                                                             -------
                                                             -------

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

 8. INCOME TAXES

     The expense (benefit) for income taxes consists of the following for the years ended February 29, 1992, February 28, 1993 and 1994 (in thousands):

                                                           1992        1993       1994
                                                         --------     -------     -----
        Current
          Federal....................................    $     --     $    --     $ 100
          State......................................     (13,895)     (1,792)      210
                                                         --------     -------     -----
                                                          (13,895)     (1,792)      310
                                                         --------     -------     -----
        Deferred
          Federal....................................          --          --      (100)
          State......................................          --          --      (210)
                                                         --------     -------     -----
                                                               --          --      (310)
                                                         --------     -------     -----
                                                         $(13,895)    $(1,792)    $   0
                                                         --------     -------     -----
                                                         --------     -------     -----

     The deferred income tax benefit at February 28, 1994 results from the following temporary differences between financial and tax reporting (in thousands):

        Accrued expenses.....................................................  $  (3)
        Construction period expenses.........................................      9
        Utilization of NOL carryforward......................................   (265)
        Decrease in valuation allowance......................................    (53)
        State taxes (net of federal effect)..................................      2
                                                                               -----
                                                                               $(310)
                                                                               -----
                                                                               -----

     The income tax benefit for the year ended February 28, 1993, represents a refund received during the year for state income taxes paid in a previous year. Associated interest income of $1,358,000 was also received in connection with this refund and is included in interest and other income in the 1993 consolidated statement of operations.

     The state income tax benefit of $13,895,000, for the year ended February 29, 1992, represents a reversal of accrued state income taxes. The Company previously provided for state income taxes assuming that it would be taxed by the state on a stand-alone basis. During the year ended February 29, 1992, the Franchise Tax Board examined the combined franchise tax returns of the former parent and its subsidiaries, including the Company, for the tax years ended in 1987, 1988 and 1989, and advised the Company that the former parent and its subsidiaries, including the Company, were found to be engaged in a single unitary business. Based on such examination and finding, the Company believes that it is not liable for the previously accrued state income taxes.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

     A reconciliation of income taxes (benefit) computed at the federal statutory rate and the income tax benefit for financial reporting purposes for the years ended February 29, 1992, February 28, 1993 and 1994, is as follows:

                                                                   1992    1993    1994
                                                                   ---     ---     ---
        Income taxes at statutory rate.........................    (34)%   (34)%    34%
        State income taxes, net of federal tax benefit.........    (19)     (2)      6
        Loss for which no benefit is allowed...................     34      34       0
        Utilization of net operating loss carryforwards........     --      --     (39)
        Increase in valuation allowance........................     --      --      (1)
                                                                   ---     ---     ---
                                                                   (19)%    (2)%     0%
                                                                   ---     ---     ---
                                                                   ---     ---     ---

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), effective for fiscal years beginning after December 15, 1992. The Company adopted SFAS No. 109 on March 1, 1993. Under SFAS No. 109, deferred taxes are based on a balance sheet approach whereby the ending deferred liability and/or asset is determined by applying the enacted tax rates to the difference between the tax basis of assets and liabilities and their basis for financial reporting purposes.

 9. NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is based upon the weighted average number of common shares outstanding of 13,980,000, 13,980,000 and 14,488,000 at February 29, 1992, February 28, 1993 and 1994, respectively. The effect of stock options was antidilutive in all years presented, and has not been included in the computation of net income (loss) per common share.

10. STOCK OPTION PLAN

     In April 1987, the Company adopted its 1987 Stock Option Plan (the Plan), covering options to purchase a maximum of 1,350,000 shares of its common stock. On October 5, 1993, the Plan was amended to provide that the maximum number of shares that may be issued under the Plan be reduced to 5,000 shares. Under the Plan, directors and key employees of the Company, former parent and any of its subsidiaries are eligible to receive options to purchase common stock under either incentive or non incentive stock options. No option may exceed a term of 10 years. The option price for incentive stock options may not be less than the fair market value of the shares at the time the option is granted.

     Stock option activity under the plan is as follows for the years ended February 29, 1992, February 28, 1993 and February 28, 1994, respectively.

                                                           1992         1993         1994
                                                         --------     --------     --------
    Exercised........................................          --           --           --
    Expired or forfeited.............................     145,620      109,060      488,925
    Outstanding at end of year.......................     597,985      488,925           --
    Exercisable at end of year.......................     522,925      488,925           --
    Available for grant at end of year...............     254,300      254,300        5,000
    Exercise price of options outstanding............    $   6.00     $   6.00     $     --

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

11. RELATED PARTY TRANSACTIONS

     During fiscal 1994, the Company reimbursed CPH for expenses aggregating $150,000 in connection with the acquisition of Durable.

     During fiscal 1993, the Company acquired an unimproved lot from CPH. The acquisition cost of the lot was $1,550,000 and the Company issued a note payable to CHP in the amount of $1,050,000. This note was subsequently assigned by CPH to the chairman of the board of the Company. All principal and accrued interest were paid by the Company in full at February 28, 1993. During fiscal 1994, this lot was sold for $1,710,000.

     A key employee of the Company purchased a home from the Company for $368,000 in fiscal 1993. The Company carried back a second trust deed in the amount of $36,800. The note, which the Company believes was on market terms, is due and payable in November 1997.

     An officer of the Company purchased a home from the Company in fiscal year 1994 for $425,000 (the market price at that time).

12. COMMITMENTS AND CONTINGENCIES

  General

     Approximately $21,467,000 and $23,185,000 of performance bonds were outstanding at February 28, 1993 and 1994, respectively. The beneficiaries of these bonds are certain municipalities. The Company has outstanding letters of credit totaling $672,000 and $552,000 to ensure performance on various agreements at February 28, 1993 and 1994, respectively. The Company has pledged a certificate of deposit in a like amount as collateral for the obligation under the letter of credit.

     The Company has entered into agreements to lease certain office facilities under operating leases which expire at various dates through fiscal year 1995. The leases generally provide that the Company shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 28, 1994, are as follows:

                       YEARS ENDING FEBRUARY 28 (IN THOUSANDS):
                    ----------------------------------------------
                                  1995............................  $704
                                  1996............................     7
                                Thereafter........................    --
                                                                    ----
                                                                    $711
                                                                    ----
                                                                    ----

     Total rent expense was $632,000, $599,000 and $629,000 for the years ended February 29, 1992, February 28, 1993 and 1994, respectively.

     As discussed in Notes 1, 4 and 5, the Company is a general partner in several joint venture partnerships. As a general partner, the Company is liable for all debts of the partnerships without limitation to the respective partnership interest.

  Dividends

     No dividends were declared or paid for the years ended February 29, 1992, February 28, 1993 or 1994.

  Legal Proceedings

     The Company is named as a defendant in lawsuits filed from time to time involving claims arising in the ordinary course of the Company's business. While certain of these matters involve substantial amounts,

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES management believes such claims and lawsuits as are currently pending will not have a materially adverse effect on the Company's financial position or results of operations.

13. UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the years ended February 28, 1993 and 1994 is as follows (in thousands except for per share data):

                                                                      QUARTER
                                                 -------------------------------------------------
                                                  FIRST     SECOND     THIRD    FOURTH     TOTAL
                                                 -------   --------   -------   -------   --------
1994:
  Total revenues...............................  $ 4,004   $  8,250   $37,343   $41,469   $ 91,066
  Gross profit on sales of homes and land......     (157)       (26)    6,750     8,225     14,792
  Extraordinary gain...........................       --         --     4,268        --      4,268
  Net income (loss)............................  $(1,951)  $ (1,557)  $ 6,123   $ 2,299   $  4,914
                                                 -------   --------   -------   -------   --------
                                                 -------   --------   -------   -------   --------
  Net income (loss) per common share
       Before extraordinary gain...............  $ (0.14)  $   (.11)  $  0.12   $   .15   $    .04
       Extraordinary gain......................       --         --       .29        --        .30
       Net income (loss).......................  $ (0.14)  $   (.11)  $  0.41   $   .15   $    .34
                                                 -------   --------   -------   -------   --------
                                                 -------   --------   -------   -------   --------
1993:
  Total revenues...............................  $16,675   $ 37,547   $13,873   $ 7,607   $ 75,702
  Gross profit on sales of homes and land......    3,247      1,343     2,373    (3,072)     3,891
  Adjustment to carrying value of real
     estate....................................       --    (75,036)       --      (440)   (75,476)
  Net income (loss)............................  $(2,297)  $(79,314)  $ 1,991   $(4,921)  $(84,541)
                                                 -------   --------   -------   -------   --------
                                                 -------   --------   -------   -------   --------
  Net income (loss) per common share...........  $ (0.16)  $  (5.67)  $  0.14   $ (0.36)  $  (6.05)
                                                 -------   --------   -------   -------   --------
                                                 -------   --------   -------   -------   --------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholder of Durable Homes, Inc.:

     We have audited the accompanying consolidated statements of income and cash flows of DURABLE HOMES, INC. and subsidiaries (a Nevada corporation) for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Durable Homes, Inc. and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN & CO.

Orange County, California
March 7, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Durable Homes, Inc.:

     In our opinion, the accompanying statements of income and of cash flows present fairly, in all material respects, the results of operations and cash flows of Durable Homes, Inc. for the years ended December 31, 1991 and 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Durable Homes, Inc. for any period subsequent to December 31, 1992.

PRICE WATERHOUSE

Salt Lake City, Utah
February 25, 1993

                      DURABLE HOMES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                                        ----------------------------------------------
                                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                            1991             1992             1993
                                                        ------------     ------------     ------------
REVENUES (Note 1)
  Sales...............................................    $ 31,461         $ 35,977         $ 38,458
  Other...............................................          34              207              220
                                                        ------------     ------------     ------------
                                                            31,495           36,184           38,678
                                                        ------------     ------------     ------------
COSTS AND EXPENSES:
  Cost of sales.......................................      24,121           28,395           29,921
  Developer fees (Note 2).............................         234              175              174
  Selling, general and administrative.................       4,494            4,955            5,844
  Depreciation (Note 1)...............................          93              127               80
  Minority interest (Note 1)..........................          --               --              460
                                                        ------------     ------------     ------------
                                                            28,942           33,652           36,479
                                                        ------------     ------------     ------------
INCOME BEFORE TAXES...................................       2,553            2,532            2,199
PROVISION FOR INCOME TAXES (Note 1)...................          --               --               --
                                                        ------------     ------------     ------------
NET INCOME............................................    $  2,553         $  2,532         $  2,199
                                                        ------------     ------------     ------------
                                                        ------------     ------------     ------------

 The accompanying notes are an integral part of these consolidated statements.

                      DURABLE HOMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE YEARS ENDED
                                                            ------------------------------------------
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1991           1992           1993
                                                            ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................    $  2,553       $  2,532       $  2,199
  Adjustments to reconcile net income to net cash (used
     in) provided by operating activities:
       Depreciation.......................................          93            127             80
       Loss on sale of property and equipment.............          --             22             --
       Gain on sale of other assets.......................         (29)            --             --
       Change in assets and liabilities
          (Increase) decrease in receivables..............          14           (206)           157
          (Increase) decrease in inventories..............       1,588         (5,174)        (2,829)
          (Increase) decrease in prepaid expenses and
            deposits......................................          36            (80)            --
          Decrease in other assets........................          --             50             --
          Increase (decrease) in construction payables....        (581)         1,578            (57)
          Decrease in accounts payable and accrued
            expenses......................................        (379)           (12)           (49)
                                                            ------------   ------------   ------------
            Net cash (used in) provided by operating
               activities.................................       3,295         (1,163)          (499)
                                                            ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................        (233)          (138)           (80)
  Proceeds from sale of other assets......................         218             38             --
  Purchase of other assets................................         (49)           (38)            --
  Payments received on notes receivable...................          79             --             --
  Issuance of notes receivable............................         (77)           (24)            --
                                                            ------------   ------------   ------------
            Net cash provided by (used in) investing
               activities.................................         (62)          (162)           (80)
                                                            ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings................................      24,779         33,382         31,789
  Repayment of borrowings.................................     (26,186)       (30,616)       (30,796)
  Distributions to shareholder............................      (2,198)        (2,481)        (1,915)
  Minority interest.......................................          --             --          2,007
                                                            ------------   ------------   ------------
            Net cash provided by (used in) financing
               activities.................................      (3,605)           285          1,085
                                                            ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH...........................    $   (372)      $ (1,040)      $    506
                                                            ------------   ------------   ------------
                                                            ------------   ------------   ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Distributions to the shareholder of the Company during the year ended December 31, 1992 include receivables of $139,000, other assets of $35,000 and property and equipment of $56,000.

     Distributions to the former shareholder of the Company during the year ended December 31, 1993 include non cash amounts of $788,000.

 The accompanying notes are an integral part of these consolidated statements.

                      DURABLE HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Durable Homes, Inc. (Durable) is engaged in the development, construction and sale of residential real estate. Effective September 1, 1993, all of the outstanding common stock of Durable was acquired by J.M. Peters Company, Inc. (J.M. Peters).

     During 1993, Durable entered into three joint venture arrangements as a general partner for the development of various real properties. Durable shares in the cash flows and the profits of these joint ventures in accordance with the percentages set forth in the respective agreements, which range from 100 percent to 55 percent. The limited partners receive a preferred return or a return of capital prior to Durable's receipt of cash from these joint ventures. Durable accrues for its respective share of profits, after any preferred returns to the limited partner, in accordance with its percentage interest in each of the joint ventures.

     The consolidated financial statements include the accounts of Durable and the three joint ventures. All significant intercompany balances have been eliminated in the consolidated financial statements. A summary of significant accounting policies follows:

  Inventories

     Inventories, comprising land held for development and single-family homes and condominiums under construction, are stated at the lower of cost or market.

  Property and equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is determined using accelerated methods over the useful lives of the assets which range from three to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

  Revenue recognition

     Revenue from the sale of residential properties is recognized when legal title passes to the purchaser at closing.

  Capitalized interest

     Interest on construction loans is capitalized in inventory during the development and construction period and relieved through cost of sales when the real estate is sold. During the years ended December 31, 1992 and 1993, total interest of $592,000 and $1,580,000, respectively, was incurred and capitalized.

  Income taxes

     For 1991 and 1992, Durable was taxed as a S-corporation whereby the income tax effects of Durable's activities accrued directly to the shareholder. Commencing September 1, 1993, the effective date of the acquisition of the common stock of Durable by J.M. Peters, Durable's taxable income is offset by the tax operating losses and net operating loss carry forwards of J.M. Peters.

 2.  DEVELOPER FEES

     Durable purchased certain undeveloped land from a corporation during the time that a director of Durable was a shareholder. As partial consideration for the purchase, Durable assigned to the corporation an undivided interest in the net profits derived from the sale of certain real estate. The corporation's share of net profits for the years ended December 31, 1991, 1992 and 1993 was $166,000, $115,000 and $174,000, respectively, and is included in developer fees.

                      DURABLE HOMES, INC. AND SUBSIDIARIES

     During 1991, Durable purchased the escrow position in certain undeveloped land from a corporation in which the brother of the shareholder of Durable was a shareholder. As partial consideration, Durable assigned to the corporation an undivided 20 percent interest in the net profits derived from the sale of certain inventories. All of the real estate was sold at December 31, 1992. The corporation's share of net profits for the year ended December 31, 1991 and 1992 was $68,000 and $60,000, respectively, and is included in developer fees.

 3.  PROFIT SHARING PLAN

     Durable administers a defined contribution profit sharing plan for eligible employees. Employees begin participating in the plan after completing one year of service and attaining the age of 21. Under the provisions of the plan, the Board of Directors determines the annual contribution to the plan. Profit sharing expense for each of the years ended December 31, 1991, 1992 and 1993 was $125,000, $125,000 and $75,000, respectively.

 4.  RELATED PARTY TRANSACTIONS

     Prior to the acquisition of Durable by J.M. Peters, Durable contracted for advertising services with an advertising agency in which shareholders had a minority interest. Advertising costs incurred for services rendered by the advertising agency for the years ended December 31, 1991, 1992 and 1993 were $235,000, $477,000 and $427,000, respectively.

     During 1993, prior to the acquisition of Durable by J.M. Peters, Durable distributed non-cash assets, aggregating $788,000, to the previous shareholder. The non cash assets distributed included advances and investments unrelated to the residential home building business, certain related party notes receivable and automobile equipment. The distribution was reflected as a reduction of shareholder's equity.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a) Documents filed as part of this report:

          1. Financial Statements. The following Consolidated Financial Statements, together with the Notes thereto and Independent Auditors' Report thereon, are included in Part II, Item 8 of this report.

           J.M. PETERS COMPANY, INC.
             Reports of Independent Public Accountants................................
             Consolidated Balance Sheets as of February 28, 1993 and 1994.............
             Consolidated Statements of Operations for the years ended February 29,
                1992, February 28, 1993 and February 28, 1994.........................
             Consolidated Statements of Stockholders' Equity for the years ended
                February 29, 1992, February 28, 1993 and February 28, 1994............
             Consolidated Statements of Cash Flows for the years ended February 29,
                1992, February 28, 1993 and February 28, 1994.........................
             Notes to Consolidated Financial Statements...............................
           DURABLE HOMES, INC.
             Reports of Independent Public Accountants................................
             Consolidated Statements of Income for the years ended December 31, 1991,
                1992 and 1993.........................................................
             Consolidated Statements of Cash Flows for the years ended December 31,
                1991, 1992 and 1993...................................................
             Notes to Consolidated Financial Statements...............................

        2.  Exhibits.

EXHIBIT
NUMBER                                       DESCRIPTION
- - ------
  3.1     Articles of Incorporation of the Registrant.
  3.2     Bylaws of the Registrant.
  4.1     See the Articles of Incorporation and Bylaws of the Registrant (Exhibits 3.1 and
          3.2).
 10.1     Agreement of Limited Partnership of Ranchland Fairway Development L.P., a
          California limited partnership, dated as of August 12, 1992 by and between Peters
          Ranchland Company Inc., a Delaware corporation, and IHP Investment Fund I, L.P., a
          California limited partnership. (Incorporated by reference to Exhibit 26 of
          Schedule 13D*).
 10.2     Agreement of Limited Partnership of Ranchland Montilla Development L.P., a
          California limited partnership, dated as of August 12, 1992 by and between Peters
          Ranchland Company Inc., a Delaware corporation, and IHP Investment Fund I, L.P., a
          California limited partnership. (Incorporated by reference to Exhibit 27 of
          Schedule 13D*).
 10.3     Agreement of Limited Partnership of Ranchland Portola Development L.P., a
          California limited partnership, dated as of August 12, 1992 by and between Peters
          Ranchland Company Inc., a Delaware corporation, and IHP Investment Fund I, L.P., a
          California limited partnership. (Incorporated by reference to Exhibit 28 of
          Schedule 13D*).
 10.4     Agreement of Limited Partnership of Ranchland Alicante Development L.P., a
          California limited partnership, dated as of August 12, 1992 by and between Peters
          Ranchland Company Inc., a Delaware corporation, and IHP Investment Fund I, L.P., a
          California limited partnership. (Incorporated by reference to Exhibit 29 of
          Schedule 13D*).

EXHIBIT
NUMBER                                       DESCRIPTION
- - ------
 10.5     First Amended and Completely Restated Agreement of Limited Partnerhsip of
          Ranchland Fairway Development L.P., a California Limited Partnership, dated as of
          May 19, 1993 by and between Peters Ranchland Company, Inc., a Delaware
          Corporation, and IHP Investments Fund I, L.P., a California Limited Partnership
          (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on
          Form 10-K for the fiscal year ended February 28, 1993).
 10.6     First Amended and Completely Restated Agreement of Limited Partnership of
          Ranchland Montilla Development L.P., a California Limited Partnership, dated as of
          May 19, 1993 by and between Peters Ranchland Company, Inc., a Delaware
          Corporation, and IHP Investment Fund I, L.P., a California Limited Partnership
          (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on
          Form 10-K for the fiscal year ended February 28, 1993).
 10.7     First Amended and Completely Restated Agreement of Limited Partnership of
          Ranchland Portola Development L.P., a California Limited Partnership, dated as of
          May 19, 1993 by and between Peters Ranchland Company, Inc., a Delaware
          Corporation, and IHP Investment Fund I, L.P., a California Limited Partnership
          (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on
          Form 10-K for the fiscal year ended February 28, 1993).
 10.8     First Amended and Completely Restated Agreement of Limited Partnership of
          Ranchland Alicante Development L.P., a California Limited Partnership, dated as of
          May 19, 1993 by and between Peters Ranchland Company, Inc., a Delaware
          Corporation, and IHP Investment Fund I, L.P., a California Limited Partnership
          (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on
          Form 10-K for the fiscal year ended February 28, 1993).
 10.9     Form of Construction Loan Agreement by and between Ranchland Portola Development
          L.P., a California Limited Partnership and IHP Investment Fund I, L.P., a
          California Limited Partnership (incorporated by reference to Exhibit 10.12 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28,
          1993).
10.10     Form of Construction Loan Promissory Note by and between Ranchland Portola
          Development L.P., a California Limited Partnership and IHP Investment Fund I,
          L.P., a California Limited Partnership (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February
          28, 1993).
10.11     Form of Construction Deed of Trust, Assignment of Leases and Security Agreement by
          and between Ranchland Portola Development L.P., a California Limited Partnership
          and IHP Investment Fund I, L.P., a California Limited Partnership (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1993).
10.12     Form of Land Loan Agreement by and between Ranchland Portola Development L.P., a
          California Limited Partnership and IHP Investment Fund I, L.P., a California
          Limited Partnership (incorporated by reference to Exhibit 10.15 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28,
          1993).
10.13     Form of Land Loan Promissory Note by and between Ranchland Portola Development
          L.P., a California Limited Partnership and IHP Investment Fund I, L.P., a
          California Limited Partnership (incorporated by reference to Exhibit 10.16 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28,
          1993).
10.14     Form of Land Deed of Trust, Assignment of Leases and Security Agreement by and
          between Ranchland Portola Development L.P., a California Limited Partnership and
          IHP Investment Fund I, L.P., a California Limited Partnership (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1993).
10.15     Indenture agreement by and between J.M. Peters Company, Inc., as Issuer; Durable
          Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland, Inc., as Guarantors,
          and United States Trust Company of New York, as Trustee, dated as of May 13, 1994.

EXHIBIT
NUMBER                                       DESCRIPTION
10.16     Warrant Agreement by and between J.M. Peters Company, Inc., and United States
          Trust Company of New York, Warrant Agent, dated as of May 13, 1994.
10.17     Warrant Registration Rights Agreement by and between J.M. Peters Company, Inc., and Morgan Stanley & Co. Incorporated dated as of May 13, 1994.
10.18     Notes Registration Rights Agreement by and between J.M. Peters Company, Inc., and
          Morgan Stanley & Co. Incorporated dated as of May 13, 1994.
 21.1     Subsidiaries of the Registrant.

- - ---------------

* "Schedule 13D" means the Schedule 13D filed with the Securities and Exchange Commission on August 21, 1992 by Capital Pacific Homes, Inc., Hadi Makarechian, Barbara Makarechian and Dale Dowers, as a group, reporting beneficial ownership of J.M. Peters Company, Inc. in excess of 5%.

     (b) Reports on Form 8-K.

     On October 26, 1993, Registrant filed a report on Form 8-K dated October 15, 1993. Items reported on this Form 8-K were:

              -- Item 2.  Acquisition or Disposition of Assets.

              -- Item 7.  Financial Statements, Pro Forma Financial Information
                          and Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on May 27, 1994.

                                          J.M. PETERS COMPANY, INC.

                                          By      /s/  HADI MAKARECHIAN
                                             ________________________________
                                                      Hadi Makarechian
                                                 Chairman of the Board and
                                                  Chief Executive Officer
Date: May 27, 1994

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Hadi Makarechian and Gregory R. Petersen, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully and to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue of the powers herein granted.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                  TITLE                     DATE
                --------------                              ---------                -----------
           /s/  HADI MAKARECHIAN
_____________________________________________    Chairman of the Board               May 27, 1994
               Hadi Makarechian                    and Chief Executive Officer
                                                   (Principal Executive Officer)

              /s/  DALE DOWERS
_____________________________________________     Director, President and            May 27, 1994
                  Dale Dowers                      Chief Operating Officer


          /s/  GREGORY R. PETERSEN
_____________________________________________     Vice President, Chief Financial    May 27, 1994
              Gregory R. Petersen                  Officer and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

            /s/  JAMES M. PETERS
_____________________________________________    Director                            May 27, 1994
                James M. Peters


_____________________________________________     Director                           May   , 1994
                Allan L. Acree

            /s/  KARL  KAISER
_____________________________________________    Director                            May 27, 1994
                 Karl Kaiser

                                 EXHIBIT INDEX

                                                                                    SEQUENTIAL
EXHIBIT                                                                                PAGE
NUMBER                                DESCRIPTION                                     NUMBER
- - ------     ------------------------------------------------------------------     ---------------
 3.1       Articles of Incorporation of the Registrant.......................
 3.2       Bylaws of the Registrant..........................................
 4.1       See the Articles of Incorporation and Bylaws of the Registrant
           (Exhibits 3.1 and 3.2)............................................
10.1       Agreement of Limited Partnership of Ranchland Fairway Development
           L.P., a California limited partnership, dated as of August 12,
           1992 by and between Peters Ranchland Company Inc., a Delaware corporation, and IHP Investment Fund I, L.P., a California limited partnership. (Incorporated by reference to Exhibit 26 of Schedule
           13D*).............................................................
10.2       Agreement of Limited Partnership of Ranchland Montilla Development
           L.P., a California limited partnership, dated as of August 12,
           1992 by and between Peters Ranchland Company Inc., a Delaware corporation, and IHP Investment Fund I, L.P., a California limited partnership. (Incorporated by reference to Exhibit 27 of Schedule
           13D*).............................................................
10.3       Agreement of Limited Partnership of Ranchland Portola Development
           L.P., a California limited partnership, dated as of August 12,
           1992 by and between Peters Ranchland Company Inc., a Delaware corporation, and IHP Investment Fund I, L.P., a California limited partnership. (Incorporated by reference to Exhibit 28 of Schedule
           13D*).............................................................
10.4       Agreement of Limited Partnership of Ranchland Alicante Development
           L.P., a California limited partnership, dated as of August 12,
           1992 by and between Peters Ranchland Company Inc., a Delaware corporation, and IHP Investment Fund I, L.P., a California limited partnership. (Incorporated by reference to Exhibit 29 of Schedule
           13D*).............................................................
10.5       First Amended and Completely Restated Agreement of Limited
           Partnerhsip of Ranchland Fairway Development L.P., a California
           Limited Partnership, dated as of May 19, 1993 by and between
           Peters Ranchland Company, Inc., a Delaware Corporation, and IHP
           Investments Fund I, L.P., a California Limited Partnership
           (incorporated by reference to Exhibit 10.8 of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended February 28,
           1993).............................................................
10.6       First Amended and Completely Restated Agreement of Limited
           Partnership of Ranchland Montilla Development L.P., a California
           Limited Partnership, dated as of May 19, 1993 by and between
           Peters Ranchland Company, Inc., a Delaware Corporation, and IHP
           Investment Fund I, L.P., a California Limited Partnership
           (incorporated by reference to Exhibit 10.9 of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended February 28,
           1993).............................................................
10.7       First Amended and Completely Restated Agreement of Limited
           Partnership of Ranchland Portola Development L.P., a California
           Limited Partnership, dated as of May 19, 1993 by and between
           Peters Ranchland Company, Inc., a Delaware Corporation, and IHP
           Investment Fund I, L.P., a California Limited Partnership
           (incorporated by reference to Exhibit 10.10 of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended February 28,
           1993).............................................................
10.8       First Amended and Completely Restated Agreement of Limited
           Partnership of Ranchland Alicante Development L.P., a California
           Limited Partnership, dated as of May 19, 1993 by and between
           Peters Ranchland Company, Inc., a Delaware Corporation, and IHP
           Investment Fund I, L.P., a California Limited Partnership
           (incorporated by reference to Exhibit 10.11 of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended February 28,
           1993).............................................................

                                                                                SEQUENTIAL
EXHIBIT                                                                            PAGE
NUMBER                                DESCRIPTION                                 NUMBER
- - ------                                                                       ----------------
10.9       Form of Construction Loan Agreement by and between Ranchland
           Portola Development L.P., a California Limited Partnership and IHP
           Investment Fund I, L.P., a California Limited Partnership
           (incorporated by reference to Exhibit 10.12 of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended February 28,
           1993).............................................................
10.10      Form of Construction Loan Promissory Note by and between Ranchland
           Portola Development L.P., a California Limited Partnership and IHP
           Investment Fund I, L.P., a California Limited Partnership
           (incorporated by reference to Exhibit 10.13 of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended February 28,
           1993).............................................................
10.11      Form of Construction Deed of Trust, Assignment of Leases and
           Security Agreement by and between Ranchland Portola Development
           L.P., a California Limited Partnership and IHP Investment Fund I,
           L.P., a California Limited Partnership (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K
           for the fiscal year ended February 28, 1993)......................
10.12      Form of Land Loan Agreement by and between Ranchland Portola
           Development L.P., a California Limited Partnership and IHP
           Investment Fund I, L.P., a California Limited Partnership
           (incorporated by reference to Exhibit 10.15 of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended February 28,
           1993).............................................................
10.13      Form of Land Loan Promissory Note by and between Ranchland Portola
           Development L.P., a California Limited Partnership and IHP
           Investment Fund I, L.P., a California Limited Partnership
           (incorporated by reference to Exhibit 10.16 of the Registrant's
           Annual Report on Form 10-K for the fiscal year ended February 28,
           1993).............................................................
10.14      Form of Land Deed of Trust, Assignment of Leases and Security
           Agreement by and between Ranchland Portola Development L.P., a
           California Limited Partnership and IHP Investment Fund I, L.P., a
           California Limited Partnership (incorporated by reference to
           Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for
           the fiscal year ended February 28, 1993)..........................
10.15      Indenture agreement by and between J.M. Peters Company, Inc., as
           Issuer; Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters
           Ranchland, Inc., as Guarantors, and United States Trust Company of
           New York, as Trustee, dated as of May 13, 1994....................
10.16      Warrant Agreement by and between J.M. Peters Company, Inc., and
           United States Trust Company of New York, Warrant Agent, dated as of May 13, 1994...................................................
10.17      Warrant Registration Rights Agreement by and between J.M. Peters
           Company, Inc., and Morgan Stanley & Co. Incorporated dated as of
           May 13, 1994......................................................
10.18      Notes Registration Rights Agreement by and between J.M. Peters
           Company, Inc., and Morgan Stanley & Co. Incorporated dated as of
           May 13, 1994......................................................
21.1       Subsidiaries of the Registrant....................................

- - ---------------

* "Schedule 13D" means the Schedule 13D filed with the Securities and Exchange Commission on August 21, 1992 by Capital Pacific Homes, Inc., Hadi Makarechian, Barbara Makarechian and Dale Dowers, as a group, reporting beneficial ownership of J.M. Peters Company, Inc. in excess of 5%.