Form 10-Q
period 1994-05-31
PETERS J M CO INC
filed 1994-07-12
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---       EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1994

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---     EXCHANGE ACT OF 1934


                      Commission File Number:  0-15952

                          J.M. PETERS COMPANY, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                              95-2956559
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization           Identification Number)


3501 Jamboree Road, Suite 200, Newport Beach, California     92660
(Address of principal executive offices)                   (Zip Code)

                               (714) 854-2500
               (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  XX    No
                                    ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class and Title of               Shares Outstanding as of
          Capital Stock                       July 11, 1994
        -----------------                 ---------------------

      Common Stock, $.10 Par Value             14,995,000


                           J.M. PETERS COMPANY, INC.
                               INDEX TO FORM 10-Q



                                                                       Page
                                                                       ----
Part I - Financial Information:

   Item 1 - Financial Statements

                 Consolidated Balance Sheets -
                 May 31, 1994 and February 28, 1994                      1

                 Consolidated Statements of Operations for the
                 Three Months Ended May 31, 1994 and 1993                2

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended May 31, 1994 and 1993                3

                 Notes to Consolidated Financial Statements              4


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations               5-8

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                    ASSETS

                                                               May 31,     February 28,
                                                                1994          1994
                                                             (Unaudited)
                                                             -----------   ------------

Cash and cash equivalents                                     $ 71,679      $ 10,001
Restricted cash                                                  1,404         1,483
Accounts and notes receivable                                    2,078         1,650
Residential inventories                                        104,298       105,696
Property and equipment, at cost, net of accumulated
 depreciation of $2,165 and $2,152 as of May 31,
 1994 and February 28, 1994, respectively                        3,359           159
Unamortized bond issuance costs                                  5,392             -
Prepaid expenses and other assets                                3,693         2,965
                                                              --------      --------
                                                              $191,903      $121,954
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                 $  9,956      $ 34,709
Bonds Payable                                                  100,000             -
Accounts payable                                                12,366        10,808
Accrued liabilities                                              5,720         6,884
                                                              --------      --------
        Total liabilities                                      128,042        52,401
                                                              --------      --------
Minority Interest                                                2,824        13,959

Stockholders' equity (deficit):
  Common stock, par value $.10 per share,
  15,000,000 shares authorized;
  14,995,000 issued and outstanding                              1,500         1,500
  Additional paid-in capital                                   211,888       210,387
  Accumulated deficit                                         (152,351)     (156,293)
                                                              --------      --------
        Total stockholders' equity                              61,037        55,594
                                                              --------      --------
                                                              $191,903      $121,954
                                                              ========      ========


            The accompanying notes are an integral part of these statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                         Three months
                                                         ended May 31,
                                                    -----------------------
                                                      1994           1993
                                                    --------       --------
Revenue:
  Sales of homes                                     $30,588       $ 3,604
  Sales of land and lots                               1,152             0
  Interest and other income                            1,030           400
                                                     -------       -------
                                                      32,770         4,004
                                                     -------       -------
Costs and expenses:
  Cost of homes and land                              25,365         3,761
  Selling, general and administrative                  4,545         1,918
  Minority Interest                                    1,531             0
  Interest expense                                         0           276
                                                     -------       -------
                                                      31,441         5,955
                                                     -------       -------
Income/(loss) before income
taxes and extraordinary gain                           1,329        (1,951)

Provision for income taxes                               462             0
                                                     -------       -------
Income/(loss) before extraordinary gain                  867        (1,951)

Extraordinary gain (net of tax effect)                 3,075             0
                                                     -------       -------
NET INCOME/(LOSS)                                     $3,942       ($1,951)
                                                     =======       ========
Net income/(loss) per common share:
    Before extraordinary gain                          $0.06        ($0.14)
    Extraordinary gain                                  0.20          0.00
                                                     -------       -------
    Net income/(loss)                                  $0.26        ($0.14)
                                                     =======       =======
Weighted average number of common shares              14,995        13,980
                                                     =======       =======





       The accompanying notes are an integral part of these statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the three months ended May 31,
                                 (In thousands)
                                  (Unaudited)

                                                               1994            1993
                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss)                                            $ 3,942         ($1,951)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities:

   Extraordinary gain                                          (4,713)              -
   Depreciation on construction
    and office equipment                                           16              44
   Decrease (increase) in residential inventories               1,398          (4,938)
   (Increase) decrease in receivables,
    prepaid expenses and other assets                          (1,142)            215
   Increase in accounts payable                                 1,128           3,562
   Decrease in accrued liabilities                             (1,164)           (342)
                                                              -------         -------
NET CASH USED IN OPERATING ACTIVITIES                            (535)         (3,410)
                                                              -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                      (3,216)            (15)
  Increase in investment in partnerships                          (14)            (66)
                                                              -------         -------
NET CASH USED IN INVESTING ACTIVITIES                          (3,230)            (81)
                                                              -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bond issue proceeds, net                                      96,539              -
  Repayments to Capital Pacific Homes, Inc.                          -           (421)
  (Decrease) increase in minority
   interest in joint ventures                                  (11,135)         2,081
  Principal payments of notes payable                          (20,040)        (1,514)
                                                               -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       65,364            146
                                                               -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            61,599         (3,345)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                11,484         11,342
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $73,083        $ 7,997
                                                               =======        =======
Supplemental disclosure of non-cash transactions:
 Note payable reduced by debt forgiveness                       $4,713              -



       The accompanying notes are an integral part of these statements.

                  J.M. PETERS COMPANY, INC., AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the J.M. Peters Company, Inc., ("Company") Form 10-K for the fiscal year ended February 28, 1994. In the opinion of management, the financial statements presented herein include all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended May 31, 1994, are not necessarily indicative of the results that may be expected for the year ending February 28, 1995.

2.       Notes payable:

         Notes payable at May 31, 1994 and February 28, 1994, are summarized as follows:

                                                               May 31,         February 28,
                                                                1994              1994
                                                            ------------      -------------
                                                                   (In Thousands)
         Model loans collateralized by                        $     -0-        $   1,940
          deeds of trust, including
          interest at Prime plus 3%:
         Construction notes matured:                                -0-           10,402
         Construction notes maturing in
          one or two years:                                         -0-            9,229
         Promissory notes secured by
          deeds of trust, bearing interest
          at prime plus 1%:                                      9,956            11,123

         Promissory note secured by
          deed of trust bearing interest
          at prime plus 1.5%                                        -0-            2,015
                                                               --------         ---------
                                                               $  9,956         $  34,709
                                                               ========         =========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                             FINANCIAL CONDITION

During the quarter ended May 31, 1994, the Company completed the private placement of $100 million of unsecured senior notes with warrants for five percent of the Company's common stock (the "Offering"). The notes are due and payable in eight years and carry a coupon rate of 12.75% payable semi-annually in May and November.

With the proceeds of the Offering, the Company improved its liquidity, repaid the majority of its debt, including resolving the last of the defaulted loans from the period of RTC control of the Company and obtained a vehicle for the rapid acceleration of construction activity in both the California and Nevada markets. This financing also provides the Company with the capital necessary to acquire new properties.

In addition to the Offering, the Company further enhanced its liquidity by obtaining a new $25 million secured line of credit facility with Bank One, Arizona, NA. This line of credit can be utilized in both California and Nevada. The Company has the option to use this facility should it require additional resources to fund the Company's growth in the near term.

The Company at May 31, 1994 had construction underway on 362 homes. This level of activity is expected to increase as the Company brings projects previously on hold into production. In addition, projects that were being funded on a more conservative cash management basis will now be accelerated with this new source of financing.

The Company expects that cash flow generated from operations will be sufficient to cover the debt service on the Offering for the foreseeable future.


                             BALANCE SHEET ITEMS

Cash and equivalents increased to $71.7 million at May 31, 1994 from $10.0 million at February 28, 1994 due to the proceeds from the Offering, net of debt repayments.

Property and equipment increased to $3.4 million at May 31, 1994 from $159 thousand at February 28, 1994 due to the Company's acquisition of a 45,389 square foot building in Newport Beach, California, which will serve as its new corporate headquarters. The Company plans to occupy approximately 20,000 square feet with the balance leased to tenants.

Unamortized bond issuance costs of $5.4 million at May 31, 1994 represents the cost of the Offering, net of amortization.

Notes payable declined to $10.0 million at May 31, 1994 from $34.7 million at February 28, 1994. The decline resulted from the payoff of notes with proceeds of the Offering. The remaining notes are secured by the La Quinta, California, project and will be paid off on their maturity date which is January 8, 1995.

Minority interest declined to $2.8 million at May 31, 1994 from $14.0 million at February 28, 1994. This decline was the result of the Company paying off joint venture construction and equity advances with proceeds of the Offering.

Additional paid-in-capital increased to $211.9 million at May 31, 1994 from $210.4 million at February 28, 1994. This increase represents the value of the warrants issued in connection with the Offering.


                           RESULTS OF OPERATIONS

First Quarter of Fiscal 1995 Compared With the First Quarter of Fiscal 1994:

Revenues from housing sales for the first quarter of fiscal 1995 and the first quarter of fiscal 1994 were $30.6 million and $3.6 million, respectively, reflecting an increase of $27.0 million from the corresponding period of fiscal 1994. The increase was due to increased home closings. Home closings for the first quarter of fiscal 1995 were 193 versus 17 homes during the first quarter of fiscal 1994. Included in this amount were 137 homes closed by Durable Homes, Inc. ("Durable") in Las Vegas, Nevada.

Selling, general and administrative expenses for the first quarter of fiscal 1995 totaled $4.5 million, an increase of $2.6 million from the corresponding period of fiscal 1994. This increase was due primarily to the acquisition of Durable, whose selling, general and administrative expense for the quarter was $1.9 million, and increased Company activity in California.

There was no interest expense for the first quarter of fiscal 1995. This reflects a reduction of $276 thousand when compared to the corresponding period of the prior year. This decrease was due primarily to the increase in interest capitalization on increased construction activity.

The Company posted an extraordinary gain from the retirement of a construction loan and interest due thereon below book value. The loan, which was previously in default, was retired at a book gain of $4.7 million. This gain translates to an extraordinary gain of $3.1 million net of the tax effect.

As a result of the foregoing factors, the Company posted an after tax operating profit of $867 thousand for the three months ended May 31, 1994. This amount, when added to the $3.1 million extraordinary gain from the resolution of project financing, resulted in net income for the quarter of $3.9 million.

For the first quarter of fiscal 1995 the Company recorded 160 net orders (homes contracted for sales less cancellations) on home sales which was 114 homes greater than in the comparable quarter ended May 31, 1993. The Company had 272 homes in its backlog (homes under contract but not closed) at May 31, 1994, which was an increase of 151 homes over the Company's backlog at May 31, 1993.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      J.M. PETERS COMPANY, INC.


Date:  July 11, 1994                  BY: /S/ HADI MAKARECHIAN
                                      -------------------------------------
                                          Hadi Makarechian, Chairman and
                                          Chief Executive Officer



Date:  July 11, 1994                   BY: /S/ GREG R. PETERSEN
                                       ------------------------------------
                                           Greg R. Petersen, Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer)