Form 10-Q
period 1994-08-31
PETERS J M CO INC
filed 1994-10-13
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934

                 For the quarterly period ended August 31, 1994

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - --- EXCHANGE ACT OF 1934


                        Commission File Number:  0-15952

                          J.M. PETERS COMPANY, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                 95-2956559
- - --------------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                Identification Number)


       3501 Jamboree Road, Suite 200, Newport Beach, California   92660
- - --------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

                                (714) 854-2500
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  XX    No
                                    --       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class and Title of           Shares Outstanding as of
          Capital Stock                 October 7, 1994
        ------------------           ------------------------
   Common Stock, $.10 Par Value             14,995,000

                           J.M. PETERS COMPANY, INC.
                               INDEX TO FORM 10-Q



                                                           Page
                                                           ----

Part I - Financial Information:

   Item 1 - Financial Statements

          Consolidated Balance Sheets -
          August 31, 1994 and February 28, 1994              1

          Consolidated Statements of Operations for the
          Three Months Ended August 31, 1994 and 1993 and
          the Six Months Ended August 31, 1994 and 1993      2

          Consolidated Statements of Cash Flows for the
          Six Months Ended August 31, 1994 and 1993          3

          Notes to Consolidated Financial Statements        4-6


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations  7-11


Part II - Other Information:

   Item 4 - Submission of Matters to a Vote of
            Security Holders                                12

   Item 6 - Exhibits and Reports on Form 8-K                12

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                    ASSETS

                                                                      August 31,    February 28,
                                                                         1994           1994
                                                                     (Unaudited)
                                                                     ------------   ------------
Cash and cash equivalents                                               $  25,875     $  10,001
Restricted cash                                                             1,483         1,483
Accounts and notes receivable                                               2,824         1,650
Residential inventories                                                   156,786       105,696
Property and equipment, at cost, net of accumulated depreciation of $2,196 and $2,152 as of August 31, 1994 and February 28,
    1994, respectively                                                      3,420           159
Unamortized bond issuance costs                                             5,214             -
Prepaid expenses and other assets                                           3,817         2,965
                                                                        ---------     ---------
                                                                        $ 199,419     $ 121,954
                                                                        =========     =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                           $  11,950     $  34,709
Bonds payable                                                             100,000             -
Accounts payable                                                           10,418        10,808
Accrued liabilities                                                        10,944         6,884
                                                                        ---------     ---------
        Total liabilities                                                 133,312        52,401
                                                                        ---------     ---------
Minority Interest                                                           4,714        13,959

Stockholders' equity (deficit):
  Common stock, par value $.10 per share, 30,000,000 shares
      authorized; 14,995,000 issued and outstanding                         1,500         1,500
  Additional paid-in capital                                              211,888       210,387
  Accumulated deficit                                                    (151,995)     (156,293)
                                                                        ---------     ---------
        Total stockholders' equity                                         61,393        55,594
                                                                        ---------     ---------
                                                                        $ 199,419     $ 121,954
                                                                        =========     =========


        The accompanying notes are an integral part of these statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                    Three months          Six months
                                                  ended August 31,     ended August 31,
                                                 ------------------    -----------------
                                                   1994      1993       1994       1993
                                                 -------    -------    -------    -------
Revenue:
  Sales of homes                                 $31,050    $ 3,329    $61,638    $ 6,933
  Sales of land and lots                           1,140      4,512      2,292      4,512
  Interest and other income                        1,062        409      2,092        809
                                                 -------    -------    -------    -------
                                                  33,252      8,250     66,022    $12,254
                                                 -------    -------    -------    -------
Costs and expenses:
  Cost of homes                                   25,241      3,296     49,714      7,057
  Cost of land and lots                              907      4,383      1,799      4,383
  Selling, general and administrative              4,609      1,986      9,154      3,904
  Minority Interest                                1,902          -      3,433         -
  Interest expense                                     -        142          -        418
                                                 -------    -------    -------    -------
                                                  32,659      9,807     64,100     15,762
                                                 -------    -------    -------    -------
Income (loss) before income taxes
    and extraordinary gain                           593     (1,557)     1,922     (3,508)
Provision for income taxes                           237          0        699          0
                                                 -------    -------    -------    -------
Income (loss) before extraordinary gain              356     (1,557)     1,223     (3,508)

Extraordinary gain (net of tax effect)                 -          -      3,075          -
                                                 -------    -------    -------    -------
NET INCOME/(LOSS)                                $   356    $(1,557)   $ 4,298    $(3,508)
                                                 =======    =======    =======    =======

Net income/(loss) per common share:
  Before extraordinary gain                      $  0.02    $ (0.11)   $  0.08    $ (0.25)
  Extraordinary gain                                0.00       0.00       0.21       0.00
                                                 -------    -------    -------    -------
  Net income/(loss)                              $  0.02    $ (0.11)   $  0.29    $ (0.25)
                                                 =======    =======    =======    =======

Weighted average number of common shares          14,995     13,980     14,995     13,980
                                                 =======    =======    =======    =======

Capitalized interest included in cost of sales   $ 2,331    $   923    $ 4,144    $ 1,576
                                                 =======    =======    =======    =======
Interest incurred                                $ 3,449    $   776    $ 4,996    $ 1,402
                                                 =======    =======    =======    =======

        The accompanying notes are an integral part of these statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended August 31,
                                 (In thousands)
                                  (Unaudited)

                                                                    1994            1993
                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                               $  4,298        $ (3,508)
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
        Extraordinary gain                                          (4,713)              -
        Depreciation and amortization                                  109              82
        Increase in residential inventories                        (51,090)        (15,534)
        (Increase) decrease in receivables, prepaid
            expenses and other assets                               (2,012)             83
        (Decrease) increase in accounts payable                       (390)          8,481
        Increase in accrued liabilities                              4,060             335
                                                                  --------        --------
NET CASH USED IN OPERATING ACTIVITIES                              (49,738)        (10,061)
                                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                         (3,370)            (30)
    Increase in investment in partnerships                             (14)            (64)
                                                                  --------        --------
NET CASH USED IN INVESTING ACTIVITIES                               (3,384)            (94)
                                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Bond issue proceeds, net                                        96,287               -
    Repayments to Capital Pacific Homes, Inc.                            -            (852)
    (Decrease) increase in minority interest in joint ventures      (9,245)         11,586
    Principal payments of notes payable,net                        (18,046)           (729)
                                                                  --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           68,996          10,005
                                                                  --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                15,874            (150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    10,001           9,454
                                                                  --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 25,875        $  9,304
                                                                  ========        ========
Supplemental disclosure of non-cash transactions:
   Note payable reduced by debt forgiveness                       $  4,713               -




        The accompanying notes are an integral part of these statements.

                  J.M. PETERS COMPANY, INC., AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the J.M. Peters Company, Inc., ("Company") Form 10-K for the fiscal year ended February 28, 1994. In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the six month period ended August 31, 1994, are not necessarily indicative of the results that may be expected for the year ending February 28, 1995.

2. Notes payable:

   Notes payable at August 31, 1994 and February 28, 1994, are summarized as follows:

                                             August 31,           February 28,
                                                1994                  1994
                                             ----------           ------------
                                                      (In Thousands)
  Model loans collateralized by
   deeds of trust, including
   interest at Prime plus 3%:                 $   -0-               $ 1,940
  Construction notes matured:                     -0-                10,402

  Construction notes maturing in
   one or two years:                              -0-                 9,229

  Promissory notes secured by
   deeds of trust, bearing interest
   at prime plus 1%:                            8,307                11,123

  Promissory note secured by
   deed of trust bearing interest
   at prime plus 1.5%                             -0-                 2,015

  Non-Recourse Promissory Note
   secured by deed of trust bearing
   interest at prime plus 1.5%:                 2,436                   -0-

  Non-Recourse Promissory Note
   secured by deed of trust bearing
   interest at 8.0%:                            1,207                   -0-
                                              -------               -------
                                              $11,950               $34,709
                                              =======               =======

3.       Supplemental Guarantor Information (Unaudited)

                In connection with the offering in fiscal 1995 of the Senior Usecured Notes (the "Offering") Payable, the Company and certain of its wholly-owned subsidiaries (Guarantors) jointly, severally, fully and unconditionally guaranteed such notes. Supplemental condensed combined financial information of the Company, Guarantors and non-Guarantors is presented as follows. As discussed in Note 3 in Notes To Supplemental Guarantor Information, these financial statements are prepared using the equity method of accounting for the Company's and the Guarantors' investments in subsidiaries and partnerships. This supplemental financial information should be read in conjunction with the Consolidated Financial Statements.

       AS OF AND FOR THE SIX MONTHS ENDED AUGUST 31, 1994 (IN THOUSANDS)
                                  (UNAUDITED)

                            J.M. PETERS                         NON-                               TOTAL
                            COMPANY, INC.   GUARANTORS(1)   GUARANTORS(2)     ELIMINATIONS(4)   CONSOLIDATED
                            -------------   -------------   -------------     ---------------   ------------
BALANCE SHEET
Cash  . . . . . . . . . . .    $ 16,099        $ 3,841         $ 5,935           $      0         $ 25,875
Inventories . . . . . . . .     114,577         24,451          18,140               (382)         156,786
Investment in Partnerships
 and subsidiaries (3) . . .      13,320         11,602               0            (24,322)             600
Intercompany advances . . .      21,028              0               0            (21,028)               0
Other . . . . . . . . . . .      14,044            839           1,675               (400)          16,158
                                --------      --------        --------           --------        ---------
  Total Assets  . . . . . .     $179,068      $ 40,733        $ 25,750           $(46,132)        $199,419
                                ========      ========        ========           ========         ========

Accounts Payable and
 Accrued Liabilities  . . .     $  9,368      $  5,169        $  6,858           $    (33)        $ 21,362
Intercompany
 advances . . . . . . . . .            0        19,495           1,533            (21,028)               0
Notes Payable . . . . . . .      108,307         3,643             349               (349)         111,950
Minority Interest . . . . .            0             0               0              4,714            4,714
Shareholders' Equity  . . .       61,393        12,426          17,010            (29,436)          61,393
                                --------       -------         -------            -------         --------
  Total Liabilities
    & Equity  . . . . . . .     $179,068       $40,733         $25,750           $(46,132)        $199,419
                                ========       =======         =======           ========         ========

STATEMENT OF OPERATIONS
Revenues:
 Sales of homes & land  . .     $  6,840       $15,251         $41,839           $      0         $ 63,930
 Interest and other
  income, net . . . . . . .          401         1,092             599                  0            2,092
Equity in income of
 partnerships and
 subsidiaries(3)  . . . . .        4,014         2,175               0             (6,189)               0
                                --------       -------         -------           --------         --------
   Total Revenues . . . . .       11,255        18,518          42,438             (6,189)          66,022
                                --------       -------         -------           --------         --------
Cost of homes & land  . . .        5,585        12,287          33,200                441           51,513
Selling, general and
 administrative . . . . . .        3,748         2,854           3,083               (531)           9,154
Interest  . . . . . . . . .            0             0               0                  0                0
Minority Interest . . . . .            0             0               0              3,433            3,433
                                --------       -------         -------           --------         --------
  Income (loss) before
   provision (benefit) for
   income taxes and
   extraordinary gain . . .        1,922         3,377           6,155             (9,532)           1,922
Provision (benefit) for
 income taxes . . . . . . .          699           846              71               (917)             699
                                --------       -------         -------           --------         --------
Income (loss) before
 extraordinary gain . . . .        1,223         2,531           6,084             (8,615)           1,223
Extraordinary Gain, Net . .        3,075             0               0                  0            3,075
                                --------       -------         -------           --------         --------
   Net Income (loss)  . . .     $  4,298       $ 2,531         $ 6,084           $ (8,615)        $  4,298
                                ========       =======         =======           ========         ========

STATEMENT OF CASH FLOWS
Net cash from (used in)
 Operating activities . . .     $(70,191)      $10,739         $ 9,714           $      0         $(49,738)
Net cash from (used in)
 Investment activities  . .       (3,384)            0               0                  0           (3,384)
Net cash from (used in)
 Financing activities:
 Net borrowings (payments)
   from loans . . . . . . .      (11,293)       (1,272)         (5,481)                 0          (18,046)
 Senior Unsecured Notes
   Payable  . . . . . . . .       96,287             0               0                  0           96,287
 Minority interest in
   joint ventures . . . . .         (600)       (8,645)              0                  0           (9,245)
                                --------       -------         -------           --------        ---------
   Net cash from (used in)
     Financing activities .       84,394        (9,917)         (5,481)                 0           68,996
                                --------       -------         -------           --------        ---------
Net increase (decrease)
 in cash  . . . . . .             10,819           822           4,233                  0           15,874
Cash - beginning of
 period . . . . . . . . . .        5,280         3,019           1,702                  0           10,001
                              ----------       -------         -------           --------         --------
Cash - end of period  . . .      $16,099       $ 3,841         $ 5,935           $      0         $ 25,875
                              ==========       =======         =======           --------         ========

                See notes to supplemental guarantor information

                  NOTES TO SUPPLEMENTAL GUARANTOR INFORMATION


(1) Guarantors are Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland Company, Inc., all wholly-owned subsidiaries of J.M. Peters Company, Inc.

(2)   The non-guarantors are:

      (a) The limited partnerships in which Peters Ranchland Company, Inc., is general partner:

           - Ranchland Alicante Development, L.P.
           - Ranchland Montilla Development, L.P.
           - Ranchland Fairway Estates Development, L.P.
           - Ranchland Portola Development, L.P.

      (b) The limited partnerships in which Durable Homes, Inc., is general partner:

           - Las Hadas, L.P.
           - Plateau Venture, L.P.
           - Portraits Venture, L.P.
           - Taos Estates, L.P.

      (c)  Certain wholly-owned subsidiaries of J.M. Peters Company, Inc.:

           - Newport Design Center, Inc.
           - Capital Pacific Communities, Inc.
           - Durable Homes of California, Inc.
           - Capital Pacific Mortgage, Inc.

      (d)  Fifty percent owned entities of J.M. Peters Company, Inc.:

           - Bayhill Escrow, Inc.
           - P.B. Partners

(3) Investments in partnerships and subsidiaries are accounted for by the Company and the Guarantors on the equity method for purposes of the supplemental combining presentation.

(4) The elimination entries eliminate investments in subsidiaries, partnerships and intercompany balances.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                              FINANCIAL CONDITION

In May 1994 the Company completed the private placement of $100 million of unsecured senior notes with warrants for five percent of the Company's common stock (the "Offering"). The notes are due and payable in eight years and carry a coupon rate of 12.75% payable semi-annually in May and November.

With the proceeds of the Offering, the Company improved its liquidity, repaid the majority of its debt, including resolving the last of the defaulted loans from the period of RTC control of the Company. This financing also provides the Company with the capital necessary to acquire new properties.

In May 1994, in addition to the Offering, the Company further enhanced its liquidity by obtaining a new $25 million secured line of credit facility with Bank One, Arizona, NA ("Bank One"). This line of credit can be utilized in both California and Nevada. The Company has the option to use this facility should it require additional resources to fund the Company's growth in the near term. At August 31, 1994 the Company had not utilized any of such financing.

In September 1994 the Company obtained an additional $25 million non-recourse secured credit facility with Bank One. This non-recourse facility will be utilized for property acquisition, in the case where the land seller is unwilling to carry back a purchase money mortgage, and for the improvement of the property prior to the actual construction of the homes.

During the second quarter of fiscal 1995, as a result of the four successful previous joint ventures and the Company's desire to maintain its ongoing relationship, the Company established a new joint venture with the California Public Employees Retirement System ("CalPERS") for the development and construction of 58 homes in Coto de Caza, California. CalPERS has committed to approximately $22.0 million for the development and construction of this project and will share equally in profits generated by the venture. The new joint venture was structured such that the Company will receive its share of the profits and cash flow with the first home closings.

During the second quarter of fiscal 1995 the Company established a new operating division in Phoenix, Arizona. This division will serve all markets in Arizona and is being managed by the former Executive Vice President of Durable Homes, Inc., the Company's subsidiary in Las Vegas, Nevada. The Company is also actively pursuing other markets outside of its primary operations in Southern California and Las Vegas, Nevada.

Housing demand, in general, is adversely affected by increases in interest rates available to homebuyers. The recent increase in interest rates has had an adverse impact on the Company's sales activity, primarily at its Durable Homes, Inc. subsidiary in Las Vegas, Nevada which caters to the entry-level homebuyer who is most sensitive to interest rate fluctuations. The Company's backlog of homes (homes under contract but not closed) at August 31, 1994 stood at 222 homes. This level of backlog is lower than that at May 31, 1994 and February 28, 1994 of 279 and 305, respectively.

The lower backlog is a result of two factors. The first factor is the increase in interest rates mentioned above which affects the Las Vegas market more than the California markets. The second factor is a temporary lack of inventory available for sale. The temporary lack of inventory was due to a delay in house starts earlier in the year. The Company had originally anticipated closing the $100 Million Bond Offering in March of 1994, but actually closed the Offering in May 1994. This two month delay caused a ripple effect in the timing of acquisition of new properties, as well as the design, construction and the opening of sales offices for the new products.

This temporary lack of inventory will be corrected during the third and fourth quarters as the Company plans on opening eight new projects for sale, five of such projects in California, and three in Las Vegas, Nevada. These sales openings should have a positive impact on the level of backlog given a stable interest rate and economic environment.

The Company expects that cash flow generated from operations will be sufficient to cover the debt service on the Offering for the foreseeable future.

                              BALANCE SHEET ITEMS

Cash and cash equivalents increased to $25.9 million at August 31, 1994 from $10.0 million at February 28, 1994 due to the proceeds from the Offering, net of new land acquisitions, debt repayments and new construction activity. As new projects come on line the Company anticipates that the level of cash available will stabilize at a somewhat lower level than that at August 31, 1994.

Residential inventories increased to $156.8 million at August 31, 1994 from $105.7 million at February 28, 1994. This increase was primarily due to the acquisition of two new properties in California and two new properties in Las Vegas, Nevada.

Property and equipment increased to $3.4 million at August 31, 1994 from $159 thousand at February 28, 1994 due to the Company's acquisition of a 45,389 square foot building in Newport Beach, California, which will serve as its new corporate headquarters. The Company plans to occupy approximately 20,000 square feet with the balance leased to tenants. The Company will vacate its current 22,313 square feet of leased office space when the lease expires in February 1995.

Unamortized bond issuance costs of $5.2 million at August 31, 1994 represents the cost of the Offering, net of amortization.

Notes payable declined to $12.0 million at August 31, 1994 from $34.7 million at February 28, 1994. The decline resulted from the payoff of notes with proceeds of the Offering.

Accrued liabilities increased to $10.9 million at August 31, 1994 from $6.9 million at February 28, 1994. This increase represents accrued income taxes payable and accrued interest related to the Offering, which interest is due and payable semi-annually in May and November.

Minority interest declined to $4.7 million at August 31, 1994 from $14.0 million at February 28, 1994. This decline was the result of the Company paying off joint venture construction advances with proceeds of the Offering.

Additional paid-in-capital increased to $211.9 million at August 31, 1994 from $210.4 million at February 28, 1994. This increase represents the value of the warrants issued in connection with the Offering.

                             RESULTS OF OPERATIONS

Second Quarter of Fiscal 1995 Compared With the Second Quarter of Fiscal 1994:

Revenues from housing sales for the second quarter of fiscal 1995 and the second quarter of fiscal 1994 were $31.1 million and $3.3 million, respectively, reflecting an increase of $27.8 million from the corresponding period of fiscal 1994. The increase was due to increased home closings. Home closings for the second quarter of fiscal 1995 were 172 versus 15 homes during the second quarter of fiscal 1994. Included in the fiscal 1995 totals were 106 homes closed by Durable Homes, Inc. in Las Vegas, Nevada.

Revenues from the sales of land for the second quarter of fiscal 1995 decreased to $1.1 million from $4.5 million for the second quarter of the prior year.
The land sales during the second quarter of fiscal 1995 represent the sale of 7 custom home lots in La Quinta, California. The land sales during the second quarter of the prior year represented sales of two parcels of land which were outside the area in which the Company planned to operate.

Cost of home sales increased to $25.2 million for the second quarter of fiscal 1995 from $3.3 million for the comparable period of the prior year. The increase was primarily due to the increased home closings.

Cost of land sales decreased to $907 thousand for the second quarter of fiscal 1995 from $4.4 million for the comparable period of the prior year. The decline was due to closing 7 custom lot sales during the second quarter of fiscal 1995 versus bulk sales of two projects during fiscal 1994.

Selling, general and administrative expenses for the second quarter of fiscal 1995 totaled $4.6 million, an increase of $2.6 million over the corresponding period of fiscal 1994. This increase was due primarily to the acquisition of Durable Homes, Inc., whose selling, general and administrative expense for the quarter was $1.6 million, and increased activity in California.

Minority interest expense increased to $1.9 million for the second quarter of fiscal 1995 as compared to none for the second quarter of the prior year. The increase was due to escrow closings in the Company's joint venture projects.

There was no interest expense for the second quarter of fiscal 1995. This reflects a reduction of $142 thousand when compared to the corresponding period of the prior year. This decrease was due primarily to the increase in interest capitalization on increased construction activity.

Income tax expense of $237 thousand for the second quarter of fiscal 1995 compares to none for the second quarter of fiscal 1994. The increase in income tax expense is a result of the net profit recorded during the second quarter of fiscal 1995 as compared to a net loss for the comparable period of the prior year.

As a result of the foregoing factors, the Company posted net income of $356 thousand for the three months ended August 31, 1994 as compared to a net loss of $1.6 million for the three months ended August 31, 1993.

For the second quarter of fiscal 1995 the Company recorded 122 net orders (homes contracted for sales less cancellations) on home sales which was 70 homes greater than in the comparable quarter ended August 31, 1993. The Company had 222 homes in its backlog (homes under contract but not closed) at August 31, 1994, which was an increase of 64 homes over the Company's backlog at August 31, 1993.

First Six Months of Fiscal 1995 Compared with the First Six Months of Fiscal
1994:

Revenues from sales of homes for the first six months of fiscal 1995 increased $54.7 million to $61.6 million, from the $6.9 million reported for the first six months of fiscal 1994. This increase was due to 365 home closings for the first six months of fiscal 1995 as compared to only 32 for the first six months of 1994. Included in the fiscal 1995 totals were 243 homes closed by Durable in Las Vegas, Nevada.

Revenues from the sales of land for the first six months of fiscal 1995 of $2.3 million decreased $2.2 million from the first six months of fiscal 1994. The land sales during the first six months of fiscal 1995 represented the sale of 13 custom lots in La Quinta, California. The land sales during the first six months of fiscal 1994 represented the sale of two parcels of land which were outside of the area in which the Company planned to operate.

Cost of home sales increased to $49.7 million for the first six months of fiscal 1995 from $7.1 million for the comparable period of the prior year. This increase was the result of the increase in closings from 32 for the first six months of fiscal 1994 to 365 for the first six months of fiscal 1995.

Cost of land sales decreased to $1.8 million for the first six months of fiscal 1995 from $4.4 million for the first six months of fiscal 1994. This decrease was due to closing only 13 custom lot sales during fiscal 1995 versus bulk lot sales of two projects during fiscal 1994.

Selling, general and administrative expenses of $9.2 million for the first six months of fiscal 1995 increased $5.3 million over the first six months of fiscal 1994. This increase was primarily due to the acquisition of Durable, whose selling, general and administrative expenses for the first six months of fiscal 1995 were $3.5 million, and increased activity in California.

Minority interest expense of $3.4 million for the first six months of fiscal 1995 was the result of escrow closings for the Company's joint venture projects.

There was no interest expense for the first six months of fiscal 1995 as compared to $418 thousand for the first six months of fiscal 1994. This decline was due to the increase in interest capitalization on increased construction activity.

Income tax expense of $699 thousand for the first six months of fiscal 1995 compares to none for the first six months of fiscal 1994. The increase in income tax expense is a result of the net profit recorded during the first six months of fiscal 1995 as compared to a net loss for the comparable period of the prior year.

The Company posted an extraordinary gain of approximately $4.7 million ($3.1 million net of income taxes) from the retirement of a construction loan and interest due thereon at less than the book amount of the liability thereof. The loan was previously in default.

As a result of the foregoing factors, the Company posted net income of $4.3 million for the first six months of fiscal 1995 as compared to a $3.5 million net loss for the first six months of fiscal 1994.

For the first six months of fiscal 1995 the Company recorded 282 net orders (homes contracted for sales less cancellations) which was 184 homes greater than the comparable six month period of fiscal 1994. The Company had 222 homes in its backlog (homes under contract but not closed) at August 31, 1994, which was an increase of 64 homes over the Company's backlog at August 31, 1993.

                          PART II - OTHER INFORMATION


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 12, 1994, at the Company's Annual meeting of Stockholders, the Company solicited the consent of shareholders to an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 15,000,000 to 30,000,000. In response thereto, 14,771,801 votes were cast for the amendment.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following document is filed as an exhibit to this report:
     19.1 Credit Agreement by and between J.M. Peters Company, Inc., and Bank One, Arizona, NA, dated as of September 26, 1994.

(b) No reports on Form 8-K were filed during the quarter ended August 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          J.M. PETERS COMPANY, INC.



Date:  October 12, 1994                   BY: /S/  HADI MAKARECHIAN
                                              ------------------------------
                                              Hadi Makarechian, Chairman and
                                              Chief Executive Officer



Date:  October 12, 1994                   BY: /S/  GREG R. PETERSEN
                                              --------------------------------
                                              Greg R. Petersen, Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                    Sequential
Exhibit Number            Description               Page Number
- - --------------            -----------               -----------

     19.1          Credit Agreement by and between
                   J.M. Peters Company, Inc., and
                   Bank One, Arizona, NA, dated
                   as of September 26, 1994.


     27            Financial Data Schedule