Form 10-Q
period 1994-11-30
PETERS J M CO INC
filed 1995-01-23
CIK 813945

                                                                  CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended November 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                               Yes [XX]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class and Title of                      Shares Outstanding as of
          Capital Stock                             January 7, 1995
        -----------------                         -------------------
   Common Stock, $.10 Par Value                        14,995,000

                           J.M. PETERS COMPANY, INC.
                               INDEX TO FORM 10-Q



                                                                        Page
                                                                        ----
Part I - Financial Information:

   Item 1 - Financial Statements

            Consolidated Balance Sheets -
            November 30, 1994 and February 28, 1994                      1

            Consolidated Statements of Operations for the
            Three Months Ended November 30, 1994 and 1993 and
            the Nine Months Ended November 30, 1994 and 1993             2
            Consolidated Statements of Cash Flows for the
            Nine Months Ended November 30, 1994 and 1993                 3

            Notes to Consolidated Financial Statements                  4-7


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-13


Part II - Other Information:

   Item 1 - Legal Proceedings                                           14

   Item 4 - Submission of Matters to a Vote of                          14
            Security Holders

   Item 6 - Exhibits and Reports on Form 8-K                            14

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                  November 30, February 28
                                                                     1994         1994
                                                                  (Unaudited)
                                                                  -----------  -----------
Cash and cash equivalents                                           $22,153      $10,001
Restricted cash                                                       1,233        1,483
Accounts and notes receivable                                         3,419        1,650
Residential inventories                                             174,503      105,696
Property and equipment, at cost, net of accumulated depreciation of $2,257 and $2,152 as of November 30, 1994 and February 28,
    1994, respectively                                                5,157          159
Unamortized bond issuance costs                                       5,267            -
Costs in excess of net assets acquired, net of accumulated
    amortization                                                      3,506            -
Prepaid expenses and other assets                                     3,942        2,965
                                                                   --------     --------
                                                                   $219,180     $121,954
                                                                   ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $14,669      $10,808
Accrued liabilities                                                   7,940        6,534
Notes payable                                                        29,127       34,709
Bonds payable                                                       100,000            -
Litigation judgment liability                                         2,300          350
                                                                   --------     --------
        Total liabilities                                           154,036       52,401
                                                                   --------     --------
Minority Interest                                                     4,522       13,959

Stockholders' equity (deficit):
  Common stock, par value $.10 per share, 30,000,000 shares
    authorized; 14,995,000 issued and outstanding                     1,500        1,500
  Additional paid-in capital                                        211,888      210,387
  Accumulated deficit                                              (152,766)    (156,293)
                                                                   --------     --------
        Total stockholders' equity                                   60,622       55,594
                                                                   --------     --------
                                                                   $219,180     $121,954
                                                                   ========     ========

        The accompanying notes are an integral part of these statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                Three months         Nine months
                                             ended November 30,   ended November 30,
                                             ------------------   ------------------
                                               1994      1993       1994      1993
                                             --------   -------   --------   -------
Revenue:
  Sales of homes                              $44,412   $33,811   $106,050   $40,744
  Sales of land and lots                          252     2,614      2,544     7,126
  Interest and other income                     1,243       918      3,335     1,727
                                              -------   -------   --------   -------
                                               45,907    37,343    111,929    49,597
                                              -------   -------   --------   -------
Costs and expenses:
  Cost of homes                                36,132    26,904     85,846    34,030
  Cost of land and lots                           158     2,771      1,957     7,154
  Selling, general and administrative           6,822     3,505     15,976     7,409
  Minority Interest                             2,012     2,308      5,445     2,239
  Interest expense                                  -         -          -       418
  Provision for litigation judgment             1,950         -      1,950         -
                                              -------   -------   --------   -------
                                               47,074    35,488    111,174    51,250
                                              -------   -------   --------   -------
Income (loss) before income taxes
    and extraordinary gain                     (1,167)    1,855        755    (1,653)

Provision (benefit) for income taxes             (396)        -        303         -
                                              -------   -------   --------   -------
Income (loss) before extraordinary gain          (771)    1,855        452    (1,653)

Extraordinary gain (net of tax effect)              -     4,268      3,075     4,268
                                              -------   -------   --------   -------
NET INCOME/(LOSS)                               ($771)   $6,123     $3,527    $2,615
                                              =======   =======   ========   =======

Net income/(loss) per common share:
  Before extraordinary gain                    ($0.05)    $0.12      $0.03    ($0.12)
  Extraordinary gain                             0.00      0.28       0.21      0.30
                                              -------   -------   --------   -------
  Net income/(loss)                            ($0.05)    $0.40      $0.24     $0.18
                                              =======   =======   ========   =======

Weighted average number of common shares       14,995    14,995     14,995    14,318
                                              =======   =======   ========   =======
Capitalized interest included in
  cost of sales                               $ 2,579   $ 1,740   $  6,723   $ 3,316
                                              =======   =======   ========   =======
Interest incurred                             $ 3,671   $ 1,195   $  8,667   $ 2,597
                                              =======   =======   ========   =======





        The accompanying notes are an integral part of these statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended November 30,
                                 (In thousands)
                                  (Unaudited)

                                                            1994        1993
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                        $ 3,527     $ 2,509
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
        (Net of the effects of subsidiary purchase):

        Extraordinary gain                                  (4,713)     (4,358)
        Change in restricted cash                              250           -
        Depreciation and amortization                          409         107
        Increase in residential inventories                (57,756)    (10,792)
        (Increase) decrease in receivables, prepaid
            expenses and other assets                          294         570
        (Decrease) increase in accounts payable              1,171       6,510
        Increase in accrued liabilities                      3,356        (321)
                                                           -------    --------
NET CASH USED IN OPERATING ACTIVITIES                      (53,462)     (5,775)
                                                           -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                 (5,407)        (58)
    Purchase of Durable Homes                                    -      (1,300)
    Purchase of Clark Wilson Homes                          (3,500)          -
    Decrease (increase) in investment in partnerships           46        (184)
                                                           -------    --------
NET CASH USED IN INVESTING ACTIVITIES                       (8,861)     (1,542)
                                                           -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Bond issue proceeds, net                                94,733           -
    Repayments to Capital Pacific Homes, Inc.                    -      (1,289)
    (Decrease) increase in minority interest in joint
      ventures                                              (9,437)      3,332
    Principal payments of notes payable,net                (10,821)      4,618
                                                           -------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   74,475       6,661
                                                           -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        12,152        (656)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            10,001      11,342
                                                           -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $22,153     $10,686
                                                           =======    ========
Supplemental disclosure of non-cash transactions:
   Note payable reduced by debt forgiveness                $ 4,713     $14,248
   Inventory surrendered in exchange for debt forgiveness        -       9,980
   Purchase of Subsidiary - residential inventory           11,051      16,265
   Purchase of Subsidiary - other assets                     1,456         466
   Purchase of Subsidiary - Goodwill                         3,635           -
   Purchase of Subsidiary - notes payable                    9,952       6,923
   Purchase of Subsidiary - accounts payable & other
     liabilities                                             2,690       3,729
   Purchase of Subsidiary - minority interest                    -       2,114
   Purchase of Subsidiary - stock issuance                       -       2,665



        The accompanying notes are an integral part of these statements.

                  J.M. PETERS COMPANY, INC., AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the J.M. Peters Company, Inc., ("Company") Form 10-K for the fiscal year ended February 28, 1994. In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine month period ended November 30, 1994, are not necessarily indicative of the results that may be expected for the year ending February 28, 1995.

2.       Notes payable:

         Notes payable at November 30, 1994 and February 28, 1994, are summarized as follows:

                                                      November 30,         February 28,
                                                          1994                 1994
                                                      ------------         -------------
                                                               (In Thousands)
Model loans collateralized by
   deeds of trust, including
   interest at Prime plus 3%                            $     -0-            $   1,940
Construction notes matured                                    -0-               10,402
Construction notes maturing
   in one or two years                                        -0-                9,229
Promissory notes secured by
   deeds of trust, bearing
   interest at prime plus 1%                                8,307               11,123
Promissory note secured by
   deed of trust bearing
   interest at prime plus 1.5%                                -0-                2,015
Non-Recourse Promissory Notes
   secured by deeds of trust
   bearing interest at rates
   ranging from prime plus
   1.25% to prime plus 1.5%                                14,840                  -0-
Non-Recourse Promissory Notes
   secured by deeds of trust
   bearing interest at rates
   ranging from 8.0% to 9.5%                                3,480                  -0-
Non-Recourse Promissory Note
   secured by Stock Pledge
   Agreement bearing interest
   at 8.0%                                                  2,500                  -0-
                                                        ---------           ----------
                                                        $  29,127           $   34,709
                                                        =========           ==========

3.  Supplemental Guarantor Information (Unaudited)

          In connection with the offering in fiscal 1995 of the Senior Unsecured Notes (the Offering"), the Company and certain of its wholly-owned subsidiaries (Guarantors) jointly, severally, fully and unconditionally guaranteed such notes. Supplemental condensed combined financial information of the Company, Guarantors and non-guarantors is presented as follows. As discussed in Note 3 in Notes To Supplemental Guarantor Information, these financial statements are prepared using the equity method of accounting for the Company's and the Guarantors' investments in subsidiaries and partnerships. This supplemental financial information should be read in conjuction with the Consolidated Financial Statements.

             As Of And For The Nine Months Ended November 30, 1994
                                 (In Thousands)
                                  (Unaudited)

                             J.M. Peters                                                              Total
                            Company, Inc.    Guarantors(1)   Non-Guarantors(2)    Eliminations(4)  Consolidated
                            -------------    -------------   -----------------    ---------------  ------------
BALANCE SHEET
Cash                          $  6,719         $ 3,502           $11,932              $     0        $ 22,153
Inventories                    127,914          24,807            21,782                              174,503
Investment in Partnerships
   and subsidiaries (3)         14,552           6,011                 0              (19,670)            893
Intercompany advances           31,455               0                 0              (31,455)              0
Other                           14,660             707             6,264                               21,631
                              --------         -------           -------              -------        --------
    Total Assets              $195,300         $35,027           $39,978             ($51,125)       $219,180
                              ========         =======           =======              =======        ========
Accounts payable and
  accrued liabilities         $ 10,438         $ 6,697           $ 7,774              $     0        $ 24,909
Intercompany advances                0          12,846            18,609              (31,455)              0
Notes payable                  124,240           2,638             2,249                    0         129,127
Minority interest                    0               0                 0                4,522           4,522
Shareholders' equity            60,622          12,846            11,346              (24,192)         60,622
                               --------        -------           -------              -------        --------
  Total Liabilities
      and Equity              $195,300         $35,027           $39,978             ($51,125)       $219,180
                              ========         =======           =======              =======        ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land     $ 10,811         $24,086           $73,697              $     0        $108,594
  Interest and other
    income, net                    728           2,103                 0                 (449)          2,382
  Equity in income of
    partnerships and
    subsidiaries (3)             4,007           4,080               913               (8,047)            953
                              --------         -------           -------              -------        --------
      Total Revenues            15,546          30,269            74,610               (8,496)        111,929
                              --------         -------           -------              -------        --------
  Cost of homes and land         9,073          20,309            58,421                               87,803
  Selling, general and
    administrative               7,908           4,258             6,208                 (448)         17,926
  Interest                           0               0                 0                    0               0
  Minority interest                  0               0                 0                5,445           5,445
                              --------         -------           -------              -------        --------
  Income (loss) before
    provision (benefit) for
    income taxes and
    extraordinary gain          (1,435)          5,702             9,981              (13,493)            755
  Provision (benefit) for
    income taxes                (1,887)          2,024               166                    0             303
                              --------         -------           -------              -------        --------
  Income (loss) before
    extraordinary gain             452           3,678             9,815              (13,493)            452
  Extraordinary gain, Net        3,075               0                 0                    0           3,075
                              --------         -------           -------              -------        --------
  NET INCOME (LOSS)           $  3,527         $ 3,678           $ 9,815             ($13,493)       $  3,527
                              ========         =======           =======              =======        ========

                              J.M. Peters                                                                     Total
                             Company, Inc.   Guarantors(1)     Non-Guarantors(2)        Eliminations(4)    Consolidated
                             -------------   -------------     -----------------        ---------------    ------------
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities         ($78,678)        $11,405             $13,811                   $0             ($53,462)
Net cash from (used in)
  investment activities          (8,861)              0                   0                    0               (8,861)
Net cash from (used in)
  financing activities           88,978         (10,922)             (3,581)                   0               74,475
                               --------         -------             -------                   --              -------
Net increase (decrease)
  in cash                         1,439             483              10,230                    0               12,152
Cash - beginning of
  period                          5,280           3,019               1,702                    0               10,001
                               --------         -------             -------                   --              -------
Cash - end of period           $  6,719         $ 3,502             $11,932                   $0              $22,153
                               ========         =======             =======                   ==              =======

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

         (b) The limited partnerships in which Durable Homes, Inc., is General Partner:

                 -  Las Hadas, L.P.
                 -  Plateau Venture, L.P.
                 -  Portraits Venture, L.P.
                 -  Taos Estates, L.P.

(c)     Certain wholly-owned subsidiaries of J.M. Peters Company, Inc.:

                 -  Newport Design Center, Inc.
                 -  Capital Pacific Communities, Inc.
                 -  Durable Homes of California, Inc.
                 -  Capital Pacific Mortgage, Inc.
                 -  J.M. Peters Arizona, Inc.
                 -  Clark Wilson Homes, Inc.

(3) Investments in partnerships and subsidiaries are accounted for by the Company and the Guarantors on the equity method for purposes of the supplemental combining presentation. The following partnerships are not consolidated in the financial statements and are not guarantors:

                 -  Bayhill Escrow, In.
                 -  P.B. Partners
                 -  J.M.P. Canyon Estates, L.P.

(4) The elimination entries eliminate investments in subsidiaries, partnerships and intercompany balances.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              FINANCIAL CONDITION
                              -------------------

In May 1994 the Company completed the private placement of $100 million of unsecured senior notes with warrants for five percent of the Company's common stock (the "Offering"). The notes are due and payable in eight years and carry a coupon rate of 12.75% payable semi-annually in May and November. With the proceeds of the Offering, the Company improved its liquidity and repaid the majority of its debt. This financing also provides the Company with the capital necessary to acquire new properties.

Also in May 1994, the Company further enhanced its liquidity by obtaining a $25 million secured line of credit facility with Bank One, Arizona, NA ("Bank One"). With certain restrictions, this line of credit can be utilized in both California and Nevada. The Company has the option to use this facility should it require additional resources to fund the Company's growth in the near term. At November 30, 1994 the Company had not utilized any of such financing.

In September 1994 the Company obtained an additional $25 million non-recourse secured credit facility with Bank One. With certain restrictions, this non-recourse facility will be utilized for property acquisition, in cases in which the land seller is unwilling to carry back a purchase money mortgage, and for the improvement of the property prior to the actual construction of the homes. At November 30, 1994, the Company had utilized $13.4 million of such financing.

During November 1994 the Company acquired Clark Wilson Homes, Inc. ("Wilson"), a privately held Austin, Texas, based homebuilder for $3.5 million in cash and a $2.5 million non-recourse promissory note. The acquisition of Wilson, an experienced Texas homebuilder, represents a significant entry into the Texas market. Wilson, at November 30, 1994, controlled 639 lots primarily through option contracts. Wilson closed 200 homes during its calendar year ended December 31, 1993, and 331 homes during its calendar year ended December 31, 1994.

During December 1994, as a result of the five previous joint ventures and the Company's desire to maintain its ongoing relationship, the Company established its sixth joint venture with the California Public Employees Retirement System ("CalPERS") for the development and construction of 92 homes in San Clemente, California. CalPERS has committed to approximately $25.0 million for the development and construction of this project and will share equally in profits generated by the venture. The Company will receive its share of the venture's profits and cash flow beginning with the first home closings.

During the third quarter of fiscal 1995 the Company purchased the first property for its operating division in Phoenix, Arizona, established in the previous quarter. The property consists of 132 lots which will be developed into single family homes.

In a development after the close of the quarter arising out of certain operations of the Company occurring more than two years prior to the current management's acquisition of the Company from the RTC, a San Diego jury rendered verdicts against the Company totalling approximately $3.2 million in compensatory and punitive damages. The verdicts relate to price reductions on homes in a San Diego County development in 1990, allegedly contrary to assurances made to earlier purchasers by Company sales agents.

On January 23, 1995, the Company and plaintiffs agreed to settle the lawsuit for $2.3 million. The Company established a reserve totalling (including a previously established reserve) this amount as of November 30, 1994. The settlement will be paid in two installments of $1.0 million in January 1995 and $1.3 million in April 1995. The Company decided to settle this matter after analyzing the risk and cost associated with an appeal.

The Company, at November 30, 1994, had 417 homes under construction.
This construction activity is currently being financed out of Company cash, Bank One financing and the aforementioned joint ventures with CalPERS.
In order to maintain sufficient liquidity, the Company will continue utilizing the Bank One financing to cover anticipated needs for this level of construction activity.

The Company expects that cash flow generated from operations will be sufficient to cover the debt service on the Offering for the foreseeable future.

                              BALANCE SHEET ITEMS
                              -------------------

Cash and cash equivalents increased to $22.2 million at November 30, 1994 from $10.0 million at February 28, 1994, due to the proceeds from the Offering, net of the acquisition of Wilson, new land acquisitions, debt repayments and new construction activity. As construction activity increases the Company anticipates that the level of cash available will stabilize at a somewhat lower level than that at November 30, 1994.

Residential inventories increased to $174.5 million at November 30, 1994 from $105.7 million at February 28, 1994. This increase was primarily due to the acquisition of Wilson plus new properties in California, Las Vegas, Nevada and Phoenix, Arizona.

Property and equipment increased to $5.2 million at November 30, 1994 from $159 thousand at February 28, 1994 due to the Company's acquisition of a 45,389 square foot building in Newport Beach, California, which will serve as its new corporate headquarters. The Company plans to occupy approximately 20,000 square feet with the balance leased to tenants. The Company will vacate its current 22,313 square feet of leased office space when the lease expires in

February 1995. In addition, in October 1994, the Company obtained a used airplane, originally constructed in 1968, for an acquisition price of $1.325 million. Prior to this acquisition, the Company was on a regular basis chartering an airplane for its operations in Nevada and Palm Springs. With the Company's recent expansion into Sacramento, Arizona and Texas, management determined that an aircraft with greater air speed and range would better fulfill the Company's transportation needs.

Unamortized bond issuance costs of $5.3 million at November 30, 1994 represents the cost of the Offering, net of amortization.

Goodwill of $3.5 million represents the cost in excess of the net assets acquired relating to the acquisition of Wilson. This goodwill is being amortized over a five year period.

Accounts payable increased to $14.7 million at November 30, 1994, from $10.8 million at February 28, 1994. This increase represents the increased construction activity at November 30, 1994.

Notes payable declined to $29.1 million at November 30, 1994 from $34.7 million at February 28, 1994. The decline resulted from the payoff of notes with proceeds of the Offering, net of increased borrowing on a non-recourse basis with Bank One and a land seller in Las Vegas, Nevada.

Litigation judgment liability represents the additional reserve established as the result of the previously described jury verdicts and subsequent settlement relating to 1989 and 1990 sales activities of the Company, prior to the 1992 acquisition of the Company by current management.

Minority interest declined to $4.5 million at November 30, 1994 from $14.0 million at February 28, 1994. This decline was the result of the Company paying off joint venture construction advances with proceeds of the Offering.

Additional paid-in-capital increased to $211.9 million at November 30, 1994 from $210.4 million at February 28, 1994. This increase represents the value of the warrants issued in connection with the Offering.

                             RESULTS OF OPERATIONS
                             ---------------------

THIRD QUARTER OF FISCAL 1995 COMPARED WITH THE THIRD QUARTER OF FISCAL 1994:

Revenues from housing sales for the third quarter of fiscal 1995 and the third quarter of fiscal 1994 were $44.4 million and $33.8 million, respectively, reflecting an increase of $10.6 million from the corresponding period of fiscal 1994. The increase was due to increased home closings. Home closings for the third quarter of fiscal 1995 were 252 versus 165 homes during the third quarter of fiscal 1994. Included in the third quarter fiscal 1995 totals were 81 homes closed by Wilson in Austin, Texas.

Revenues from the sales of land for the third quarter of fiscal 1995 decreased to $252 thousand from $2.6 million for the third quarter of the prior year.
The land sale during the third quarter of fiscal 1995 represents the sale of a parcel in San Ramon, California. The land sales during the third quarter of the prior year represented the sale of one parcel of land which was outside the geographical area in which the Company planned to operate.

Cost of home sales increased to $36.1 million for the third quarter of fiscal 1995 from $26.9 million for the comparable period of the prior year. The increase was primarily due to the increase in home closings.

Cost of land sales decreased to $158 thousand for the third quarter of fiscal 1995 from $2.8 million for the comparable period of the prior year. The decline was due to the decline in land sales discussed above.

Selling, general and administrative expenses for the third quarter of fiscal 1995 totaled $6.8 million, an increase of $3.3 million over the corresponding period of fiscal 1994. This increase was due primarily to the acquisition of Durable Homes, Inc. ("Durable") and Wilson whose combined selling, general and administrative expense for the quarter was $3.2 million, and increased activity in California.

Minority interest expense declined to $2.0 million for the third quarter of fiscal 1995 as compared to $2.3 million for the third quarter of the prior year. The decrease was due to lower escrow closings in the Company's joint venture projects.

The Company recorded a $2.0 million ($2.3 million less $350 thousand previously accrued) provision for litigation exposure in the amount of the previously described settlement relating to 1989 and 1990 sales activities of the Company, prior to the 1992 acquisition of the Company by current management.

Income tax benefit of $396 thousand for the third quarter of fiscal 1995 compares to none for the third quarter of fiscal 1994. The income tax benefit is a result of the loss recorded during the third quarter of fiscal 1995 as a result of the litigation provision.

As a result of the foregoing factors, the Company posted a net loss of $771 thousand for the three months ended November 30, 1994 as compared to a net income of $6.1 million for the three months ended November 30, 1993. The Company would have posted net income of approximately $500 thousand for the three months ended November 30, 1994, had it not been for the provision for litigation. Included in the net income of $6.1 million for the three months ended November 30, 1993, was an extraordinary gain of approximately $4.3 million from the retirement of a construction loan and interest due thereon at less than the book amount of the liability thereof.

For the third quarter of fiscal 1995 the Company recorded 225 net orders (homes contracted for sales less cancellations) on home sales which was 63 homes greater than in the comparable quarter ended November 30, 1993. The Company had 304 homes in its backlog (homes under contract but not closed) at November 30, 1994, which was an increase of 10 homes over the Company's backlog at November 30, 1993. Included in the Company's backlog at November 30, 1994, were 79 homes for Wilson.

FIRST NINE MONTHS OF FISCAL 1995 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 1994:

Revenues from sales of homes for the first nine months of fiscal 1995 increased $65.3 million to $106.0 million, from the $40.7 million reported for the first nine months of fiscal 1994. This increase was due to 617 home closings for the first nine months of fiscal 1995 as compared to 197 for the first nine months of 1994. Included in the nine month fiscal 1995 totals were 81 homes closed by Wilson in Austin, Texas.

Revenues from the sales of land for the first nine months of fiscal 1995 of $2.5 million decreased $4.6 million from the first nine months of fiscal 1994. The land sales during the first nine months of fiscal 1995 represented the sale of 13 custom lots in La Quinta, California, and a parcel of land in San Ramon (sold for $252 thousand), California. The land sales during the first nine months of fiscal 1994 represented the sale of three parcels of land which were outside of the geographical area in which the Company planned to operate.

Cost of home sales increased to $85.8 million for the first nine months of fiscal 1995 from $34.0 million for the comparable period of the prior year. This increase was the result of the increase in closings from 197 for the first nine months of fiscal 1994 to 617 for the first nine months of fiscal 1995.

Cost of land sales decreased to $2.0 million for the first nine months of fiscal 1995 from $7.2 million for the first nine months of fiscal 1994. This decrease was due to closing only 13 custom lots and a small parcel of land during fiscal 1995 versus bulk lot sales of three projects during fiscal 1994.

Selling, general and administrative expenses of $16.0 million for the first nine months of fiscal 1995 increased $8.6 million over the first nine months of fiscal 1994. This increase was primarily due to the acquisition of Durable and Wilson whose selling general and administrative expenses for the first nine months of fiscal 1995 (during Company ownership) were $6.7 million, and also to increased activity in California.

Minority interest expense of $5.4 million for the first nine months of fiscal 1995 as compared to $2.2 million for the first nine months of fiscal 1994 was the result of increased escrow closings for the Company's joint venture projects.

There was no interest expense for the first nine months of fiscal 1995 as compared to $418 thousand for the first nine months of fiscal 1994. This decline was due to the increase in interest capitalization on increased construction activity.

The Company recorded a $2.0 million ($2.3 million settlement net of $350 thousand previously accrued) provision for litigation exposure in the amount of the previously described settlement relating to 1989 and 1990 sales activities of the Company, prior to the 1992 acquisition of the Company by current management.

Income tax expense of $303 thousand for the first nine months of fiscal 1995 compares to none for the first nine months of fiscal 1994. The increase in income tax expense is a result of the net profit recorded during the first nine months of fiscal 1995.

The Company posted an extraordinary gain of approximately $4.7 million in fiscal 1995 ($3.1 million net of income taxes) from the retirement of a construction loan and interest due thereon at less than the book amount of the liability thereof as compared to an extraordinary gain of approximately $4.3 million in fiscal 1994 for the same reason. These loans were previously in default.

As a result of the foregoing factors, the Company posted net income of $3.5 million for the first nine months of fiscal 1995 as compared to a $2.6 million net income for the first nine months of fiscal 1994.

For the first nine months of fiscal 1995 the Company recorded 507 net orders (homes contracted for sales less cancellations) which was 247 homes greater than the comparable nine month period of fiscal 1994. The Company had 304 homes in its backlog (homes under contract but not closed) at November 30, 1994, which was an increase of 10 homes over the Company's backlog at November 30, 1993. Included in the Company's backlog at November 30, 1994, were 79 homes for Wilson.

                          PART II - OTHER INFORMATION


Item 1. -  LEGAL PROCEEDINGS.

On December 17, 1994, in the Superior Court of California, San Diego County, a jury rendered a verdict of approximately $2.2 million against the Company in connection with certain sales activity occurring in 1989 and 1990 prior to the 1992 acquisition of the Company from the RTC. On December 22, 1994, the jury rendered a verdict of punitive damages against the Company of $1.0 million. On January 23, 1995, the Company and plaintiffs agreed to settle this matter for $2.3 million, which amount will be paid in two installments of $1.0 million in January 1995 and $1.3 million in April 1995.


Item 4. -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 15, 1994, the Company solicited the consent of shareholders with respect to an Agreement and Plan of Merger which provided for the merger with and into the Company of Capital Pacific Homes, Inc., which owned more than 80% of the issued and outstanding shares of stock of the Company.

In response thereto, at the close of business in December 12, 1994, 13,763,521 votes were cast for the merger. The merger was effected on December 31, 1994.


Item 6. -  EXHIBITS AND REPORTS ON FORM 8-K.

(a) On December 1, 1994, the Company reported on Form 8-K the acquisition of 100% of the outstanding capital stock of Clark Wilson Homes, Inc., an Austin, Texas based homebuilder. The consideration for the capital stock was $3,500,000 in cash and a $2,500,000 non-recourse promissory note issued to Clark Wilson, an individual.

(b)      Exhibit 27 - Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  J.M. PETERS COMPANY, INC.


Date:  January 23, 1995           BY: /s/ HADI MAKARECHIAN
                                      ---------------------------------
                                      Hadi Makarechian, Chairman and
                                      Chief Executive Officer



Date:  January 23, 1995           BY: /s/ GREG R. PETERSEN
                                      --------------------------------
                                      Greg R. Petersen, Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)

                                EXHIBIT INDEX

                                                        Sequential
Exhibit Number               Description                Page Number
- --------------               -----------                -----------
      27                Financial Data Schedule