Form 10-K
period 1995-02-28
PETERS J M CO INC
filed 1995-05-30
CIK 813945

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995      COMMISSION FILE NUMBER: 0-15925

                           J.M. PETERS COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                  95-2956559
     (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

      4100 MACARTHUR BLVD., SUITE 200                         92660
         NEWPORT BEACH, CALIFORNIA                          (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 622-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     COMMON STOCK $.10 PAR VALUE            THE AMERICAN STOCK EXCHANGE
        (TITLE OF EACH CLASS)       (NAME OF EACH EXCHANGE ON WHICH REGISTERED)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

     At May 19, 1995, the aggregate market value of the voting stock held by persons other than the directors, executive officers and principal shareholders filing Schedules 13D of the Registrant was $7,275,694 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its principal shareholders, directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

     At May 19, 1995, there were 14,995,000 shares of Common Stock outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART 1
ITEM 1. BUSINESS

GENERAL

     J.M. Peters Company, Inc. ("the Company") is one of the leading single-family homebuilders in Orange County, California, Las Vegas, Nevada and Austin, Texas, where it builds and sells homes targeted to entry level and move-up buyers. Since 1975, the Company has built and sold nearly 9,000 homes in California, principally in Orange County, but also in the adjacent counties of Riverside, San Diego and Los Angeles. Since 1969, Durable Homes, Inc. ("Durable"), a wholly owned subsidiary that was acquired by the Company in 1993 (the "Durable Acquisition"), has built and sold nearly 7,000 homes, principally in Las Vegas but also in Laughlin. Since 1992, Clark Wilson Homes, Inc. ("Clark Wilson"), a wholly owned subsidiary that was acquired by the Company in 1994 (the "Clark Wilson Acquisition"), has built and sold nearly 700 homes, principally in Austin, Texas. During the fiscal year ended February 28, 1995, the Company closed 824 home sales at an average sales price of $166,000 (including 249 homes closed in California at an average sales price of $291,000, 440 homes closed in Nevada at an average sales price of $105,000 and 135 homes closed in Texas at an average sales price of $134,000).

     In August 1992, Capital Pacific Homes, Inc., a Delaware corporation ("CPH"), acquired control of the Company in a $47.25 million purchase (the "Acquisition") from the Resolution Trust Corporation ("RTC"). At the time of the Acquisition, the Company had an experienced management team in place and almost 2,000 entitled lots in California. The Acquisition (and the Company's results of operations for the first six months of fiscal 1993) allowed the Company to improve significantly its balance sheet, as debt was reduced by $215 million (from $263 million to $48 million), stockholders' equity increased by $76 million to $51 million and the book value of residential real estate inventories was written down 51% from $225 million to $111 million. Prior to the Acquisition, the Company had already taken significant writedowns to its land inventory, aggregating approximately $140.3 million during fiscal years 1991 and 1992.

STRATEGY

     The Company's long-term strategy includes the following key elements:

          (1) Diversifying its geographic markets. The Company believes that geographic market diversification is a key element in achieving long-term stability and growth. By acquiring Durable and Clark Wilson and establishing a Phoenix, Arizona operation, the Company has expanded its geographic reach beyond its Southern California markets to include Las Vegas and Laughlin, Nevada, Austin, Texas and Phoenix, Arizona. While the Company has no current plans to expand outside the Nevada, Texas, Arizona and Southern California markets, it may consider expansion to other markets in the future.

          (2) Diversifying its product. The Company builds homes targeted for entry level buyers as well as move-up buyers so that it is able to deliver cost-effective and quality homes to a broad segment of its potential customer base. Within Austin, Texas, Clark Wilson serves both the entry level as well as move-up buyers. The Phoenix, Arizona operations will focus initially on the entry level market. Within Nevada, Durable historically focused on entry level and first time move-up buyers. Through its J.M. Peters Nevada, Inc. ("JMPN") subsidiary, the Company positioned itself to deliver higher-end products in Nevada. Within Southern California, the Company historically focused on second and third time move-up buyers. Since the Acquisition in August 1992, the Company has lowered its average price in Southern California (from $347,000 average price in fiscal year 1992 to $334,000, $293,000 and $291,000 in fiscal years 1993 and 1994 and 1995, respectively), enabling the Company to sell to first-time move-up buyers in Southern California as well as the higher-end segments of that market.

          (3) Enhancing the Company's capital base and sources of financial liquidity. The Company has diversified its sources of financing. As conventional real estate lending has decreased, the Company has expanded its focus from traditional project-specific financing to Company-wide financing through public capital markets. Consistent therewith, in May, 1994 the Company completed the sale of $100,000,000 of 12 3/4% Senior Notes ("Notes") including 790,000 warrants to purchase common stock (the "Offering"). The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital purposes. The Company has also obtained two $25 million secured lines of credit facilities (one recourse and one non-recourse) with a bank to provide additional flexibility and established two non-recourse construction lines of credit for Durable and Clark Wilson totaling $13.0 and $6.0 million, respectively. The Company intends to maintain its traditional lending relationships as an additional source of liquidity to the extent permitted by the indenture to which the Notes are subject (the "Indenture"). The Company believes this financing strategy will allow orderly growth and greater flexibility to react quickly to changing market conditions. The Company also utilizes joint ventures within its California operations as a source of financing and risk management. Concurrent with the Acquisition, the Company formed four joint ventures with an advisor to CalPERS to develop 346 homes. CalPERS invested an aggregate of $16.6 million of equity to acquire the four projects from the Company, and subsequently funded approximately $66 million in construction financing. The four projects were successfully completed during fiscal 1995. During fiscal 1995, following the success of the four initial joint ventures, CalPERS entered into two additional joint ventures with the Company to develop an additional 150 homes, many of which are projected to close in fiscal 1996.

          (4) Controlling costs and maintaining operational efficiency. The Company has implemented job cost, warranty tracking and construction scheduling systems and other quality controls to control costs and to reduce the effect of certain risks inherent in the homebuilding industry. These systems and controls enable the Company to improve and monitor its efficiencies.

          (5) Minimizing land and inventory risk. The Company carefully manages its land and inventory risk in a variety of ways. The Company monitors its supply of owned, optioned and controlled land to ensure an adequate pipeline of building lots in each of its markets while avoiding excess land holdings. The Company prefers to purchase entitled land, typically in parcels of only 50 to 150 lots and makes use of options, seller financing and joint ventures to reduce its capital commitment and exposure to risks. "Entitled" land is generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, including any required tract maps, subdivision approvals, and grading and building permits. The Company generally tries to limit its speculative building by commencing construction only after some sales have been made and prefers to limit its construction to 10-15 units at a time. The Company generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 36 month period in California, and in amounts sufficient to support home production and sales over an 18 to 24 month period in Nevada, Texas and Arizona.

GEOGRAPHIC MARKETS

     At February 28, 1995, the Company was in various stages of development with respect to 35 active projects, including 13 projects located in the Orange, Los Angeles and Riverside Counties of Southern California, 8 projects located in Las Vegas and Laughlin, Nevada, 12 projects located in Austin, Texas and 2 projects located in Phoenix, Arizona. The Company is actively selling homes in 32 of these projects. The Company's homes currently range in size from 1,284 to 6,287 square feet in Southern California, from 930 to 3,290 square feet in Nevada, from 1,200 to 3,530 square feet in Texas and from 930 to 2,182 square feet in Arizona. The Company's homes are currently priced from $129,900 to $1,200,000 in Southern California, from $86,000 to $255,000 in Nevada, from $99,000 to $200,000 in Texas and from $69,000 to $126,000 in Arizona. At February 28, 1995, the Company owned approximately 2,483 building sites (1,233 in California, 847 in Nevada, 170 in Texas and 233 in Arizona) and controlled an additional 1,308 building sites (414 in California, 193 in Nevada and 701 in Texas) through options and purchase contracts.

DEVELOPMENTS IN PROCESS--CALIFORNIA

     The following table below sets forth certain information regarding projects under development in California as of February 28, 1995.

                                                   HOMES              AVAILABLE FOR
                                            UNDER CONSTRUCTION           FUTURE
   NAME AND       TOTAL       UNITS             AT 2/28/95            CONSTRUCTION       UNITS
  LOCATION OF     UNITS     REMAINING    -------------------------   ---------------   CLOSED IN     AVG. PRICE       START OF
    PROJECT      PLANNED    AT 2/28/95   SOLD    MODEL    SPEC(A)    SOLD    UNSOLD     FY 1995     OF HOMES(B)     CONSTRUCTION
- ---------------  --------   ----------   -----   ------   --------   -----   -------   ----------   ------------    -------------
WHOLLY-OWNED:
The Courts
Palmia/Mission
  Viejo
Orange
County.........      180         169        9       4        --        20       136         11        $139,000           FY95
Fullerton
Fullerton
Orange
  County.......      143         143       --      --        --        29       114         --         418,000           FY96
Newport Coast
Irvine
Orange
  County.......       29          29       --      --        --        --        29         --             N/A(c)        FY97
The Villas
Palmia/Mission
  Viejo
Orange
County.........      171         171       --      --        --        33       138         --         193,000           FY96
Rancho Serrano
Temecula
Riverside
  County.......      120          65       13       2        12         1        37         25         223,000           FY94
Cozumel
La Quinta
Riverside
  County.......      300(d)      285        5       5        15        --       260          7         469,000           FY94
Cayman
La Quinta
Riverside
  County.......      188(d)      174        3       4         6         1       160         14         356,000           FY94
Antigua
La Quinta
Riverside
  County.......       76(d)       56       --      --        --        --        56         16         178,000           FY94
Mulholland Park
Tarzana
Los Angeles
  County.......      173         173       --      --        --        15       158         --         838,000           FY96
Lake Hills
Corona
Riverside
  County.......       56          56       --      --        --        18        38         --         223,000           FY96
HarborRidge
San Clemente
Orange
  County.......      124         124       --      --        --         6       118         --         308,000           FY96
                   -----       -----     ----    ----      ----       ---     -----       ----
SUBTOTAL
WHOLLY-OWNED...    1,560       1,445       30      15        33       123     1,244         73
                   -----       -----     ----    ----      ----       ---     -----       ----
JOINT VENTURES:
Harbor View
San Clemente
Orange
  County.......       92          89       16       3        20        --        50          3         321,000           FY95
Canyon Estates
Coto de Caza
Orange
  County.......       58          58       --       4        --        26        28         --         448,000           FY95
                   -----       -----     ----    ----      ----       ---     -----       ----
SUBTOTAL JOINT
  VENTURES.....      150         147       16       7        20        26        78          3
                   -----       -----     ----    ----      ----       ---     -----       ----
TOTALS.........    1,710       1,592       46      22        53       149     1,322         76
                   =====       =====     ====    ====      ====       ===     =====       ====

- ---------------

(a) Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 28, 1995, and estimated average price for other projects.

(c) The design development process for this project is not sufficiently advanced to identify a specific average. Final approval is subject to master developer approval.

(d) Includes 214 lots, 148 lots and 3 lots the Company has the right to acquire under option contracts with the sellers for the Cozumel, Cayman and Antigua projects, respectively. There can be no assurance that the Company will actually acquire such lots within the option term.

DEVELOPMENTS IN PROCESS -- NEVADA

     The following table below sets forth certain information about projects under development in Nevada as of February 28, 1995.

                                                         HOMES UNDER        AVAILABLE
                                                         CONSTRUCTION       FOR FUTURE    UNITS
    NAME AND                      TOTAL     UNITS         AT 2/28/95       CONSTRUCTION  CLOSED
  LOCATION OF                     UNITS   REMAINING  --------------------  ------------    IN     AVG. PRICE     START OF
    PROJECT                      PLANNED  AT 2/28/95 SOLD  MODEL  SPEC(a)  SOLD  UNSOLD  FY 1995  OF HOMES(b)  CONSTRUCTION
  -----------                    -------  ---------  ----  -----  -------  ----  ------  -------  -----------  ------------
WHOLLY-OWNED:
Rosewalk
Las Vegas
Clark County....................    138        45     14      3      12     --      16      82     $  93,000       FY94
White Cliffs
Las Vegas
Clark County....................    307(c)     255    33      4      23     --     195      52       103,000       FY94
The Falls at Hidden Canyon
North Las Vegas
Clark County....................    241(d)     206    10      4       8      4     180      35       112,000       FY95
Spinnaker Bay
Laughlin
Clark County....................    108        21      6      2      13     --      --      24       127,000       FY93
Las Hadas
Las Vegas
Clark County....................     94        25     12      3      10     --      --      65        86,000       FY94
Country Lane
Las Vegas
Clark County....................    228       228     --      3      --     --     225      --       127,000       FY95
Sequoia
Las Vegas
Clark County....................    181       169     31      4      10     11     113      12       120,000       FY95
                                  -----     -----    ---    ---    ----   ----     ---     ---
SUBTOTAL WHOLLY-OWNED...........  1,297       949    106     23      76     15     729     270
                                  -----     -----    ---    ---    ----   ----     ---     ---
JOINT VENTURES:
Taos Estates(e)
Las Vegas
Clark County....................     91        91     23      4       1      9      54      --       249,000       FY94
                                  -----     -----    ---    ---    ----   ----     ---     ---
SUBTOTAL JOINT VENTURES.........     91        91     23      4       1      9      54      --
                                  -----     -----    ---    ---    ----   ----     ---     ---
TOTALS..........................  1,388     1,040    129     27      77     24     783     270
                                  =====     =====    ===    ===    ====   ====     ===     ===

- ---------------

(a) Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 28, 1995, and estimated average price for other projects.

(c) At February 28, 1995, Durable held options anticipated to yield 132 lots. Fifty-nine of such lots were purchased on May 8, 1995. There can be no assurance that the Company will actually acquire the remainder of such lots within the option term.

(d) Durable owns 180 lots in the The Falls project, and holds options for the remainder of the project anticipated to yield approximately 61 lots. There can be no assurance that the Company will actually acquire such lots within the option term.

(e) J.M. Peters Nevada, Inc. and Durable are the general partners.

DEVELOPMENTS IN PROCESS -- TEXAS

     The following table below sets forth certain information about projects under development in Texas as of February 28, 1995.

                                                      HOMES UNDER        AVAILABLE FOR
                                                      CONSTRUCTION          FUTURE        UNITS
    NAME AND                   TOTAL     UNITS         AT 2/28/95       CONSTRUCTION(A)  CLOSED
   LOCATION OF                 UNITS   REMAINING  --------------------  ---------------    IN     AVG. PRICE     START OF
     PROJECT                  PLANNED  AT 2/28/95 SOLD  MODEL  SPEC(B)   SOLD   UNSOLD   FY 1995  OF HOMES(C)  CONSTRUCTION
   -----------                -------  ---------  ----  -----  -------  ------  -------  -------  -----------  ------------
Cat Hollow
Round Rock
Williamson County............     97        81     12      2      11      10       46        16    $ 148,000       FY94
Circle C Ranch
Austin
Travis County................    133        48      7      0       5       2       34        71      146,250       FY93
Cypress Creek
Cedar Park
Williamson County............     45        28      2      1       6       0       19        17      158,000       FY94
McKinney Park(d)
Austin
Travis County................     57        46      0      0       2       1       43        11      110,000       FY94
Meadows at Chandler
Round Rock
Travis County................     44         1      1      0       0       0        0        25       97,000       FY93
North Park
Pflugerville
Travis County................     86        34      6      0       8       8       12        52      135,000       FY93
Ranch at Cypress
Cedar Park
Williamson County............    102        97     10      1      11       6       69         5      150,000       FY94
Springbrook
Round Rock
Travis County................    206        95      4      0       4       5       82        49      135,000       FY94
Springfield
Austin
Travis County................     73         1      0      0       1       0        0        32      105,000       FY94
Lake Pointe
Austin
Travis County................     89        89      0      0       0       0       89         0      230,000       FY95
The Settlement
Round Rock
Williamson County............     60        60      2      1       6       2       49         0      115,000       FY94
Windermere Park
Pflugerville
Travis County................    139         7      3      0       3       1        0        31      120,000       FY93
                               ----------------------------------------------------------------
TOTALS.......................  1,131       587     47      5      57      35      443       309(e)
                               ================================================================

- ---------------

(a) All Developments listed include lot option contracts executed by Clark Wilson Homes for future lot takedowns.

(b) Speculative units are unsold homes under construction.

(c) The total Available for Future Construction contains lots under the control of Clark Wilson and lots actually purchased by Clark Wilson.

(d) Remaining options will not be exercised.

(e) Includes closings prior to the acquisition of Clark Wilson in September
    1994.

DEVELOPMENTS IN PROCESS -- ARIZONA

     The following table below sets forth certain information about projects under development in Arizona as of February 28, 1995.

                                                    HOMES UNDER        AVAILABLE FOR
                                              CONSTRUCTION AT 2/28/95      FUTURE       UNITS
    NAME AND             TOTAL      UNITS                               CONSTRUCTION    CLOSED
   LOCATION OF           UNITS    REMAINING   -----------------------  --------------     IN      AVG. PRICE         START OF
     PROJECT            PLANNED   AT 2/28/95  SOLD   MODEL   SPEC(A)   SOLD   UNSOLD   FY 1995   OF HOMES(B)       CONSTRUCTION
   -----------          --------  ----------  -----  ------  --------  -----  -------  --------  ------------     --------------
WHOLLY-OWNED:
Wildflower
Chandler
Maricopa County........    132        132       --     --       --       --     132        --      $105,000            FY96
Ambrosia at Amberlea
Phoenix
Maricopa County........    101        101       --     --       --       --     101        --        76,000            FY96
                           ---        ---     ----   ----     ----     ----     ---      ----
TOTALS.................    233        233       --     --       --       --     233        --
                           ===        ===     ====   ====     =====    ====     ===      ====

- ---------------

(a) Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 28, 1995, and estimated average price for projects under development on February 28, 1995.

JOINT VENTURES

     The Company conducts its homebuilding operations as either wholly-owned projects or through joint ventures in which the joint venture partner typically provides capital and/or financing required for the project. The Company has utilized joint ventures in order to increase access to sources of capital, financing and quality sites. The Company expects to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company.

     At February 28, 1995, the Company's joint ventures were as follows:

                                                       -------------------------------------------------
                                                       TOTAL UNITS   CUMULATIVE UNITS    UNITS REMAINING
                                                         PLANNED     CLOSED AT 2/28/95     AT 2/28/95
                                                       -----------   -----------------   ---------------
J.M. PETERS COMPANY, INC.
  JMP Harbor View -- Orange County...................       92                3                 89
  JMP Canyon Estates -- Orange County................       58               --                 58
                                                           ---              ---                ---
          Sub-total..................................      150                3                147
                                                           ---              ---                ---
J.M. PETERS NEVADA, INC./DURABLE HOMES, INC.(A)
  Taos Estates -- Las Vegas..........................       91               --                 91
                                                           ---              ---                ---
          Sub-total..................................       91               --                 91
                                                           ---              ---                ---
Total................................................      241                3                238
                                                           ===              ===                ===

- ---------------

(a) JMPN and Durable are co-general partners in Taos Estates, L.P.

     Orange County Joint Ventures. The Company's most significant joint venture relationship was established effective upon the closing date of the Acquisition in August 1992. On the closing date, Peters Ranchland Company, Inc., a wholly-owned subsidiary of the Company ("Ranchland") formed for the purpose of acting as general partner, entered into four limited partnership agreements with CalPERS for the purpose of developing four of the Company's residential projects in Southern California. In each of the CalPERS Partnerships, Ranchland was the sole general partner and CalPERS was the sole limited partner. These four original ventures are now completed. Following the success of these original ventures, the Company entered into two new joint ventures for the development of 150 homes in San Clemente and Coto de Caza, California.

     Las Vegas Joint Venture. JMPN and Durable are general partners in Taos Estates L.P., a California limited partnership formed to develop the Taos Estates project in Nevada. Pursuant to the terms of the partnership agreement. JMPN was required to contribute 10% of the estimated capital needs of the partnership in an amount anticipated not to exceed $188,800 and the limited partners were required to contribute 90% of the estimated capital needs of the partnership up to a maximum amount of $1,700,000. As a result of the Offering, the Company utilized a portion of the proceeds to finance the construction activity of the joint venture. As of February 28, 1995, JMPN had made aggregate contributions to the partnership of $6,075,000 and the limited partners had made aggregate contributions of $1,245,000. Net proceeds from Taos Estates L.P. are distributed after payment of third party acquisition and construction financing as follows: (1) to repay principal and interest on any partner loans, (2) to pay JMPN a management fee of 3% of the gross sales prices of closed units, (3) to repay the capital contribution of JMPN and the limited partners on a pro rata basis, (4) to pay the partners an accrued preferred return of 10% on their contributed and unreturned capital on a pro rata basis, and (5) any remaining proceeds are distributed 50% to the limited partners, 45% to JMPN and 5% to Durable.

LAND ACQUISITION

     The Company generally purchases and holds entitled land in California only in amounts sufficient to support home production and sales over a 24 to 36 month period. The Company also tries to maintain an additional 18 month supply of entitled land through options and other means. The Company generally purchases and holds entitled land in Nevada, Texas and Arizona only in amounts sufficient to support home production and sales over an 18 month to 24 month period. The Company also tries to maintain an additional 12 to 18 month supply of entitled land in these areas through options, purchase agreements, development agreements and joint ventures. The Company does not acquire and hold land for speculative investment.

     The following table sets forth the estimated number of lots owned, under option and controlled as of February 28, 1995:

                        ESTIMATED NUMBER OF HOUSING UNITS THAT COULD BE
                         CONSTRUCTED ON LAND CONTROLLED AS OF FEBRUARY
                                          28, 1995(A)
                        ------------------------------------------------
                                    UNDER
   REGION               OWNED     OPTION(B)     CONTROLLED(C)     TOTAL
   ------               -----     ---------     -------------     ------
Southern
  California            1,233        365               49          1,647
Nevada                    847        193               --          1,040
Texas                     170        417              284            871
Arizona                   233         --               --            233
                        -----        ---              ---          -----
                        2,483        975              333          3,791
                        =====        ===              ===          =====

- ---------------

(a) Based upon current management estimates, which are subject to change.

(b) There can be no assurance that the Company will actually acquire any lots under option.

(c) Controlled home sites include those properties for which the Company has entered into a variety of contractual relationships including non-binding letters of intent, binding purchase agreements with customary conditions precedent and similar arrangements. There can be no assurance that the Company will actually acquire any such properties.

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

     The Company tries to avoid speculative building by constraining project phase sizes, generally avoiding entitlement risks by acquiring entitled properties and acquiring lots through the use of options, development agreements and joint ventures with lot owners when appropriate. Additionally, by forming strategic alliances with equity partners, the Company has been able to obtain access to additional capital and to spread project risk, which has allowed the Company to minimize the risk of holding undeveloped property and to preserve its capital.

PRODUCT DESIGN

     The Company has numerous industry design awards for its homes and developments. The Company's homes are noted for their innovative design, attention to detail and quality construction.

     Most of the Company's design work is performed by outside architects, designers and engineers, whose work is overseen by the Company on a project-by-project basis. While some of the Company's employees are involved in the design process, the Company believes that the use of third parties reduces its costs, increases design innovation and quality, and reduces the risks of liability associated with the design process. The Company takes an active role in monitoring and directing the work of outside architects, designers and engineers. The Company believes it is critical to coordinate the design process with the construction and sales and marketing efforts of the Company to ensure an appropriate balance between market responsiveness, design innovation and construction cost effectiveness.

     The Company creates architectural variety within its projects by offering numerous models and exterior styles. By doing so, the Company hopes to enhance home values by creating diversified neighborhood looks within its projects.

     Generally, the Company selects the interior finish of its homes. The Company also offers home buyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers through the Company's wholly owned subsidiary, Newport Design Center, Inc. ("Newport Design").

DEVELOPMENT AND CONSTRUCTION

     The Company acts as the general contractor for the construction of its projects. Virtually all construction work for the Company is performed by subcontractors. The Company's employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding on a project by project basis. The Company has established long-term relationships with a large number of subcontractors. The Company is not dependent to any material degree upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.

     The Company generally negotiates volume discounts with manufacturers and suppliers in order to take advantage of its volume of production. The Company believes that this materials purchasing strategy gives it an advantage in offering homes at a lower price than some of its smaller competitors.

     The Company develops its projects in several phases generally averaging approximately 10-15 homes per phase. From market studies, the Company determines the number of homes to be built in the first phase, the appropriate price range for the market and other factors. The first phase of home sales is typically small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred. Subsequent phases are generally not started until at least 50% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate market data which, along with information such as time of year, the local labor situation and the availability of materials and supplies, enables the Company to determine the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the above factors, the Company typically completes construction of a phase within one of its

California developments in approximately five to six months and within its Nevada, Texas and Arizona Division developments within three to four months.

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

     The Company sells virtually all of its homes through Company sales representatives (except for a project in La Quinta, California where the Company has contracted with an outside broker to perform onsite sales activities), who typically work from the sales offices located at the model homes used in each subdivision or in on-site sales trailers. To a lesser extent, the Company also uses community, regional and cooperative brokers to sell its homes. Company representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes, and by assisting them with the selection of options. Sales representatives attend periodic meetings at which they are given information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans.

     The Company generally opens on-site sales offices before the construction of the model homes is completed. These on-site sales offices are utilized to begin building a reservation book of potential customers. Potential home buyers submit a refundable deposit (a "reservation fee") ranging from $500 to $10,000. The Company does preliminary research into the credit status of the potential home buyer in order to "pre-qualify" the home buyer. Once the prospective home buyer has been "pre-qualified" and there is a strong indication that the home buyer will qualify for a mortgage (although final loan approval is still pending), the home buyer must then make an "earnest money deposit" ranging from $500 to $10,000 for the purchase of its home and a sales contract is executed. The Company attempts to keep its contract cancellation rate low by pre-qualifying prospective home buyers, allowing home buyers to customize their homes at an early point in the purchase process, and building homes rapidly in order to minimize customers' waiting periods. When home purchase contracts are canceled, damages are usually limited to a percentage of the purchase price of the home and may be less pursuant to applicable law or the purchase contract. The Company generally determines whether to seek to obtain such a penalty on a case by case basis. When home purchase contracts are canceled the Company is usually able to identify alternate home buyers. As a result, generally only a small percentage of homes are not sold and closed within a few days after construction is completed.

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

BACKLOG AND INVENTORY

     The Company typically presells homes prior to and during construction through sales contracts or reservations requiring earnest money deposits ranging from $500 to $10,000. Generally, these contracts or reservations are cancelable if the customers are unable to sell their existing homes, qualify for financing or under certain other circumstances. A home sale is placed in backlog status upon execution of such a contract or reservation and receipt of a deposit and is removed when such contracts or reservations are canceled as described above or the home sale is closed. At February 28, 1995, the Company had a backlog in California of

195 homes sold with an aggregate sales value of $63.2 million, compared to a backlog of 124 homes sold with an aggregate sales value of $37.4 million at February 28, 1994. At February 28, 1995, the Company had a total backlog in Nevada of 155 homes sold with an aggregate sales value of $21.3 million, compared to a backlog of 181 homes sold with an aggregate sales value of $18.4 million at February 28, 1994. At February 28, 1995, the Company had a total backlog in Texas of 82 homes with an aggregate sales value of $11.5 million, compared to Clark Wilson's backlog of 152 homes sold with an aggregate sales value of $22.0 million at February 28, 1994. The Arizona projects have just recently opened for sale with no sales recorded at February 28, 1995.

     The following table shows net new orders (sales made less cancellation and credit rejections), homes closed and ending backlog relating to sales of the Company's homes and homes under contract or reservation for each quarter since the beginning of fiscal year 1994. Management believes that the Company's backlog at any given time is a good indicator of the number of units that will be closed in the four months following such date:

                                                                              ENDING BACKLOG
                                                       NET NEW     HOMES     -----------------
                                                       ORDERS      CLOSED    UNITS     ($000S)
                                                       -------     -----     -----     -------
    Fiscal Year 1994
      1st Quarter....................................     46         17       121      $36,918
      2nd Quarter....................................     52         15       158       47,893
      3rd Quarter....................................    163        165       295(a)    54,054
      4th Quarter....................................    217        207       305       55,816
                                                         ---        ---
              Total Fiscal Year 1994.................    478        404
                                                         ===        ===

    Fiscal Year 1995
      1st Quarter....................................    167        193       279      $55,073
      2nd Quarter....................................    116        172       223       44,465
      3rd Quarter....................................    217        252       304(b)    54,777
      4th Quarter....................................    335        207       432       95,940
                                                         ---        ---
              Total Fiscal Year 1995.................    835        824
                                                         ===        ===

- ---------------

(a) Includes 139 homes in Durable's backlog at August 31, 1993.

(b) Includes 116 homes in Clark Wilson's backlog at August 31, 1994.

HOMEOWNER WARRANTY

     The Company provides homeowners with a limited one year warranty wherein the Company will correct deficiencies due to faulty workmanship, defective materials, or significant construction flaws in the structural components of the home or in the lot on which the home is located. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). The Company also provides most Nevada and Texas homebuyers with policies issued by third-parties that extend protection beyond the Company's warranty period. Statutory requirements in the states in which the Company does business may grant to homebuyers rights in addition to those provided by the Company. California law establishes a ten-year period during which a home buyer may seek redress for latent defects in the architectural design or actual construction of its new home. The Company generally maintains reserves with respect to each unit sold for the purpose of covering warranty claim expenses.

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

EMPLOYEES

     As of April 30, 1995, the Company employed 232 persons full-time, compared to 112 persons at April 30, 1994. Of these, 17 were in executive positions, 57 were engaged in sales activities, 94 in project management activities and 64 in administrative and clerical activities. None of the Company's employees are represented by a union and the Company considers its employee relationships to be good.

RAW MATERIALS

     All of the raw materials and most of the components used in the Company's business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of houses started could cause shortages in the availability of such materials, thereby leading to delays in the delivery of homes under construction. In addition, recent increases in the price of lumber had a negative impact on margins. In order to maintain its quality standards while providing a product at good values, the Company has used and is considering the further use of alternative materials, such as metal studs and framing in some of its projects.

OTHER CONSIDERATIONS

     In December 1994, the County of Orange in California filed a petition under Chapter 9 of the Federal Bankruptcy Code. The Company does not believe that the bankruptcy filing will have a material adverse impact on the Company's California operations.

ITEM 2. PROPERTIES

     The Company owns one facility and leases other facilities in California, Nevada, Texas and Arizona. The Company owns its principal offices, which are located at 4100 MacArthur Blvd., Suite 200, Newport Beach, California 92660, where the Company occupies approximately 20,000 out of a total 45,000 square feet of space available. The majority of the remaining office space is leased to others.

ITEM 3. LEGAL PROCEEDINGS

     On September 5, 1990, the Bayridge Park Homeowners Association filed suit in Orange County Superior Court against Bayridge (a joint venture comprised of the Company and DSL Service Company) alleging the existence of certain construction defects with respect to the Bayridge Park Condominiums in Newport Beach, California. This lawsuit was settled in fiscal 1995.

     On December 17 and 22, 1994, in San Diego Superior Court, a jury delivered a verdict of $2.2 million compensatory and $1.0 million punitive damages against the Company in connection with certain sales activities occurring in 1989 and 1990, at least two years prior to the Acquisition by current management in 1992. The plaintiffs, the owners of 39 lots in the Penasquitos Westridge development in San Diego County, a project which the Company developed starting in 1988, alleged that sales representatives promised that prices would not be reduced and that the sales prices were in fact reduced shortly after the owners purchased their homes. On January 26, 1995, the Company and plaintiffs agreed to settle the lawsuit for $2.3 million. This amount (net of tax benefits and a previously established reserve) was charged against the Company's third quarter earnings resulting in a net loss for that quarter.

     The Company is also involved in routine litigation arising in the ordinary course of its business. While the outcome of litigation cannot be predicted with certainty, and while certain of these matters involve substantial amounts, the Company believes that none of the pending litigation has a material adverse effect on the Company's financial condition or the results of operations.

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


                FISCAL 1996                                            HIGH       LOW
                -----------                                           ------     -----
        First Quarter (through May 15, 1995)......................     $2.88     $2.00

                FISCAL 1995
                -----------
        Fourth Quarter............................................      3.00      2.00
        Third Quarter.............................................      3.00      1.88
        Second Quarter............................................      4.00      2.63
        First Quarter.............................................      3.94      2.63

                FISCAL 1994
                -----------
        Fourth Quarter............................................      4.00      2.75
        Third Quarter.............................................      3.75      2.38
        Second Quarter............................................      3.00      2.50
        First Quarter.............................................      3.75      2.69

                FISCAL 1993
                -----------
        Fourth Quarter............................................      3.50      1.88
        Third Quarter.............................................      3.25      2.25
        Second Quarter............................................      4.00      2.00
        First Quarter.............................................      4.25      1.25

     Subject to Indenture and loan agreement covenants, payment of dividends is within the discretion of the Company's Board of Directors and holders of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. The Company's present intention is not to pay dividends in the foreseeable future, but rather to retain any earnings. During the last two years, no dividends have been paid.

     On April 30, 1995, the Company had approximately 1,800 beneficial holders of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial information of the Company is presented for the fiscal years ended February 28, 1995, February 28, 1994, February 28, 1993, February 29, 1992 and February 28, 1991. The selected financial information and other data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of

Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior years balances to conform to the current year presentation.

                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                         AMOUNTS AND OPERATING DATA)
                                            ------------------------------------------------------
                                                             LAST DAY OF FEBRUARY
                                            ------------------------------------------------------
                                              1991        1992       1993        1994       1995
                                            ---------   --------   ---------   --------   --------
INCOME STATEMENT DATA:
Total revenues............................  $ 215,535   $184,944   $  75,702   $ 91,066   $143,089
Cost and expenses:
  Cost of homes and land..................    184,672    170,329      68,257     73,348    112,152
  Adjustments to carrying value of real
     estate projects and investments in
     partnerships.........................     84,327     56,016      75,476         --         --
  Adjustment to costs in excess of net
     assets acquired......................     18,951         --          --         --         --
  Interest expense........................     12,006     14,691       8,538        418         --
  Selling, general and administrative.....     26,213     15,579       9,764     12,322     22,314
                                            ---------   --------   ---------   --------   --------
          Total costs and expenses........    326,169    256,615     162,035     86,088    134,466
Minority interest.........................         --         --          --      4,332      5,883
                                            ---------   --------   ---------   --------   --------
Income (loss) before income taxes and
  extraordinary items.....................   (110,634)   (71,671)    (86,333)       646      2,740
Income tax (benefit) expense..............     (2,653)   (13,895)     (1,792)        --        873
                                            ---------   --------   ---------   --------   --------
Income (loss) before extraordinary
  items...................................   (107,981)   (57,776)    (84,541)       646      1,867
Extraordinary items:
  Extraordinary charge for litigation
     judgement, net of tax benefit........         --         --          --         --     (1,293)
  Extraordinary gain for debt retired at
     less than face value, net of taxes...         --         --          --      4,268      3,075
                                            ---------   --------   ---------   --------   --------
Net income (loss).........................  $(107,981)  $(57,776)  $ (84,541)  $  4,914   $  3,649
                                            =========   ========   =========   ========   ========
Net income (loss) per common share:
Before extraordinary items................     $(7.72)    $(4.13)     $(6.05)     $ .04      $ .12
Extraordinary items.......................         --         --          --        .30        .12
                                               ------     ------      ------      -----      -----
Net income (loss) per share(1)............     $(7.72)    $(4.13)     $(6.05)     $ .34      $ .24
                                               ======     ======      ======      =====      =====

                                                         AT THE LAST DAY OF FEBRUARY
                                            ------------------------------------------------------
                                              1991        1992       1993        1994       1995
                                            ---------   --------   ---------   --------   --------
BALANCE SHEET DATA:
Residential inventories...................  $ 395,484   $224,566   $  99,636   $105,696   $167,807
Total assets..............................    410,963    250,822     115,551    121,954    215,175
Notes payable.............................    160,638     59,165      38,433     34,709     29,391
Senior Unsecured Notes Payable............         --         --          --         --    100,000
Due to parent.............................    205,121    204,138       1,702         --         --
Stockholders' equity......................     32,169    (25,607)     48,015     55,594     60,744
OPERATING DATA (in units):
Homes closed..............................        541        395         115        404        824(2)
Homes contracted for......................        430        326         126        478        835(3)
Homes in backlog..........................        150         81          92        305        432

- ------------

(1) The weighted average number of shares outstanding is 14,995,000 for the year ended February 28, 1995, 14,488,000 for the year ended February 28, 1994 and 13,980,000 for the years ended February 28, 1993, February 29, 1992 and February 28, 1991.

(2) Excludes homes closed by Clark Wilson for the six month period prior to acquisition.

(3) Excludes 116 homes in Clark Wilson's backlog at August 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- GENERAL

     The results of operations of the Company for the fiscal year ended February 28, 1995 do not include the full year of Clark Wilson's results of operations due to the fact that the Clark Wilson Acquisition did not occur until the start of the third quarter of fiscal year 1995.

  FISCAL YEAR 1995 (YEAR ENDED FEBRUARY 28, 1995) COMPARED TO FISCAL YEAR 1994 (YEAR ENDED FEBRUARY 28, 1994)

     Net Income. The Company recorded net income after extraordinary items of $3.6 million in fiscal year 1995 or $0.24 per share, compared to net income of $4.9 million, or $0.34 per share, for fiscal year 1994. These results were due to the factors discussed below.

     Revenues from Sales of Homes. Revenues from housing sales for fiscal year 1995 of $135.9 million increased $54.7 million, or 67%, from fiscal year 1994. This increase was due to a greater number of home closings during the fiscal year. Home closings for fiscal year 1995 were 824, compared to 404 homes for fiscal year 1994, an increase of 420 homes. This increased activity was primarily due to increased closings in California, including the home closings from the projects developed by the CalPERS Partnerships, which contributed 192 home closings and approximately $56.5 million in revenues, a full twelve months of closings for Durable, and the Clark Wilson Acquisition. The Clark Wilson Acquisition contributed $18.1 million of revenues and 135 home closings during the period from September 1, 1994, the effective date of the Clark Wilson Acquisition, through February 28, 1995.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 1995 of $22.3 million increased $10.0 million over fiscal year 1994. This increase was primarily due to the increased closings and number of projects being marketed in California, a full year of Durable activity (versus a half year in fiscal 1994) and the effect of the Clark Wilson Acquisition, which was consummated as of September 1, 1994.

     Minority Interest. Minority interest expense for fiscal 1995 of $5.9 million increased $1.6 million from fiscal 1994. This increase was due to a greater number of joint venture home closings in 1995. For fiscal 1995, joint venture closings totalled 264 units versus the 239 units closed in fiscal 1994.

     Extraordinary Charge. During fiscal 1995 a California jury delivered a verdict of $2.2 million compensatory and $1.0 million punitive damages against the Company in connection with certain sales activities occurring in 1989 and 1990, at least two years prior to the 1992 Acquisition of the Company by current management. The Company settled the lawsuit for $2.3 million. The amount of $1.3 million (net of reserves and tax benefits) was charged against the Company's third quarter results.

     Extraordinary Gain. During the fiscal year ended February 28, 1995, the Company recorded a gain of $3.1 million (net of tax) due to the resolution of project financing at less than the face amount of the debt.

     During the fiscal year ended February 28, 1995, the Company recorded 835 net orders (home sales contracted for less cancellations), which was 357 homes higher than fiscal year 1994. The Company had 432 homes in its backlog (homes under contract but not closed) at February 28, 1995, which was an increase of 127 homes over the Company's backlog at February 28, 1994.

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

     To date, the Company has principally used secured recourse and non-recourse bank financing and financing provided by CalPERS for acquisition, development and construction, with borrowings for individual projects or phases of projects secured by such projects. CalPERS has committed to providing construction financing for two projects (with 150 planned units). In addition, CalPERS is undergoing due diligence on two projects which may result in additional joint ventures being formed.

     In May, 1994 the Company completed the sale of $100,000,000 of 12 3/4% Senior Notes including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The proceeds are projected to provide sufficient available liquidity, when combined with additional financing permitted under the Indenture and cash flow from operations, to fund the Company's current and projected acquisition, development and construction activities for a period of at least two years.

     In May, 1994 the Company also obtained a $25 million recourse secured line of credit facility with a bank. The initial term of the commitment under this facility reduces commencing October 1, 1996, and expires on March 31, 1998. Borrowings under this facility will bear interest at prime plus one percent. In September, 1994 the Company obtained an additional $25 million non-recourse secured line of credit facility with the same bank. The initial term of the commitment under this facility will expire on October 1, 1995. Borrowings under the non-recourse facility will bear interest at prime plus one and one-quarter percent. The facilities will be secured by liens on various completed or under construction homes and lots held by the Company. The credit agreements contain certain covenants, including covenants that require the Company to comply with certain operating and reporting requirements and maintain certain financial levels and ratios. The credit agreements also define certain events that constitute events of default. The bank is entitled to payment out of the proceeds of its collateral prior to any holders of unsecured indebtedness, including the Notes.

     Durable and Clark Wilson also have non-recourse lines of credit to facilitate construction activity. Durable has secured a $13.0 million non-recourse line of credit. The initial term of the commitment under this facility will expire July 1, 1995. Borrowings under this facility will bear interest at prime plus one and one-quarter percent. Clark Wilson has secured a $6.0 million non-recourse line of credit. The initial term of the commitment under this facility will expire February 15, 1996. Borrowings under this facility will bear interest at prime plus one percent.

     The Indenture contains restrictions on the incurring of indebtedness which affect the availability of these bank facilities based on various measures of the financial performance of the Company. Subject to such restrictions, the bank facilities will be available to augment cash flow from operations and the proceeds of the Offering to fund the Company's operations.

INTEREST RATES AND INFLATION

     The long-term impact of inflation on the Company is manifested in increased land, land development, construction and overhead costs balanced by increased sales prices. For several years prior to fiscal year 1989, the Company was able to raise sales prices by amounts at least equal to its cost increases. Since fiscal year 1989, however, both overall sales prices and the Company's costs, and in some instances land acquisition costs, have generally decreased.

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

     Housing demand, in general, is adversely affected by increases in interest costs, as well as materials and other costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect the Company's interest costs. If the Company is unable to duplicate its past ability to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance a home purchase, the Company's revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford a new home.

TAXES

     The Company was from the time of the Acquisition until the end of calendar year 1994 part of the CPH consolidated tax group. No written tax sharing agreement with respect to taxes existed between the member companies of the CPH consolidated tax group. The CPH consolidated tax group filed on a calendar year basis, whereas the Company's financial statements reflect a fiscal year ending on the last day of February. As of December 31, 1994, the Company had a federal and California tax liability and a net operating loss carryforward to 1995, which the Company can utilize to offset regular taxable income that may be generated after the 1994 tax year. The Indenture required the merger of the Company with CPH (which merger was completed as of December 31, 1994), as a result of which the Company will no longer be part of a consolidated group and will file its own tax returns on a calendar year basis effective with the 1995 tax year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

J.M. PETERS COMPANY, INC.
  Reports of Independent Public Accountants
  Consolidated Balance Sheets as of February 28, 1994 and 1995
  Consolidated Statements of Operations for the years ended February 28, 1993,
     February 28, 1994 and February 28, 1995
  Consolidated Statements of Stockholders' Equity for the years ended February 28,
     1993, February 28, 1994 and February 28, 1995
  Consolidated Statements of Cash Flows for the years ended February 28, 1993,
     February 28, 1994 and February 28, 1995
  Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of J.M. Peters Company, Inc.:

     We have audited the accompanying consolidated balance sheets of J.M. PETERS COMPANY, INC. (a Delaware corporation) and subsidiaries as of February 28, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Joint Ventures (Note 1), which statements reflect total assets and total revenues of 15 and 33 percent at February 28, 1994, and 4 and 38 percent at February 28, 1995, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of J.M. Peters Company, Inc. and subsidiaries as of February 28, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
April 28, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Alicante Development, L.P.

We have audited the accompanying balance sheets of Ranchland Alicante Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Alicante Development, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Newport Beach, California
February 24, 1995

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Ranchland Fairway Development, L.P.

We have audited the accompanying balance sheets of Ranchland Fairway Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Fairway Development, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Newport Beach, California
February 24, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Montilla Development, L.P.

We have audited the accompanying balance sheets of Ranchland Montilla Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Montilla Development, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Newport Beach, California
February 24, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Portola Development, L.P.

We have audited the accompanying balance sheets of Ranchland Portola Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Portola Development, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Newport Beach, California
February 24, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Partners
JMP Canyon Estates, L.P.

We have audited the accompanying balance sheet of JMP Canyon Estates, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the period July 27, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMP Canyon Estates, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the period July 27, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Newport Beach, California
February 24, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Partners
JMP Harbor View, L.P.

We have audited the accompanying balance sheet of JMP Harbor View, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1994, and the related statements of partners' capital and cash flows for the period December 13, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMP Harbor View, L.P. as of December 31, 1994, and the results of its cash flows for the period December 13, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.

                                          KENNETH LEVENTHAL & COMPANY

Newport Beach, California
February 24, 1995

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      FEBRUARY 28,     FEBRUARY 28,
                                                                          1994             1995
                                                                      ------------     ------------
CASH AND CASH EQUIVALENTS...........................................   $   10,001       $   22,401
RESTRICTED CASH.....................................................        1,483            1,421
ACCOUNTS AND NOTES RECEIVABLE.......................................        1,650            3,818
REAL ESTATE PROJECTS................................................      105,696          167,807
PREPAID EXPENSES AND OTHER ASSETS...................................        3,124           19,728
                                                                       ----------       ----------
               TOTAL ASSETS.........................................   $  121,954       $  215,175
                                                                       ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES............................   $   17,692       $   21,516
NOTES PAYABLE.......................................................       34,709           29,391
SENIOR UNSECURED NOTES PAYABLE......................................           --          100,000
                                                                       ----------       ----------
          Total liabilities.........................................       52,401          150,907
                                                                       ----------       ----------
COMMITMENTS AND CONTINGENCIES.......................................
MINORITY INTEREST IN JOINT VENTURES.................................       13,959            3,524
                                                                       ----------       ----------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.10 per share;
     15,000,000 and 30,000,000 shares authorized in 1994 and 1995,
     respectively; 14,995,000 issued and outstanding................        1,500            1,500
  Additional paid-in capital........................................      210,387          211,888
  Accumulated deficit...............................................     (156,293)        (152,644)
                                                                       ----------       ----------
          Total stockholders' equity................................       55,594           60,744
                                                                       ----------       ----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $  121,954       $  215,175
                                                                       ==========       ==========

          See accompanying notes to consolidated financial statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       FOR THE YEARS ENDED
                                                          ----------------------------------------------
                                                          FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                              1993             1994             1995
                                                          ------------     ------------     ------------
REVENUES:
  Sales of homes and land.............................      $ 72,148         $ 88,140         $139,123
  Interest and other income, net......................         3,554            2,926            3,966
                                                            --------         --------         --------
                                                              75,702           91,066          143,089
                                                            --------         --------         --------
COSTS AND EXPENSES:
  Cost of homes and land..............................        68,257           73,348          112,152
  Adjustments to carrying value of real estate
     projects and investments in partnerships.........        75,476               --               --
  Selling, general and administrative.................         9,764           12,322           22,314
  Minority interest...................................            --            4,332            5,883
  Interest............................................         8,538              418               --
                                                            --------         --------         --------
                                                             162,035           90,420          140,349
                                                            --------         --------         --------
Income (loss) before provision (benefit) for income
  taxes and extraordinary items.......................       (86,333)             646            2,740
PROVISION (BENEFIT) FOR INCOME TAXES..................        (1,792)              --              873
                                                            --------         --------         --------
Income (loss) before extraordinary items..............       (84,541)             646            1,867
EXTRAORDINARY ITEMS:
  Extraordinary charge for litigation judgement, net
     of tax benefit...................................            --               --           (1,293)
  Extraordinary gain for debt retired at less than
     face value, net of taxes.........................            --            4,268            3,075
                                                            --------         --------         --------
Net income (loss).....................................      $(84,541)        $  4,914         $  3,649
                                                            ========         ========         ========
NET INCOME (LOSS) PER COMMON SHARE:
  Before extraordinary items..........................      $  (6.05)        $    .04         $    .12
  Extraordinary items.................................            --              .30              .12
                                                            --------         --------         --------
  Net income (loss)...................................      $  (6.05)        $    .34         $    .24
                                                            ========         ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES.....................        13,980           14,488           14,995
                                                            ========         ========         ========

          See accompanying notes to consolidated financial statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED FEBRUARY 28, 1995
                                 (IN THOUSANDS)

                                                                             RETAINED
                                                            ADDITIONAL       EARNINGS
                                                 COMMON      PAID-IN       (ACCUMULATED
                                                 STOCK       CAPITAL         DEFICIT)        TOTAL
                                                 ------     ----------     ------------     --------
BALANCE, February 29, 1992.....................  $1,398      $  49,661      $  (76,666)     $(25,607)
  Capital contribution related to purchase debt
     restructuring.............................     --          97,510              --        97,510
  Capital contribution related to tax sharing
     claims....................................     --          60,653              --        60,653
  Net loss.....................................     --              --         (84,541)      (84,541)
                                                 ------      ---------      ----------      --------
BALANCE, February 28, 1993.....................   1,398        207,824        (161,207)       48,015
  Shares issued in connection with acquisition
     of Durable Homes, Inc.....................     102          2,563              --         2,665
  Net income...................................     --              --           4,914         4,914
                                                 ------      ---------      ----------      --------
BALANCE, February 28, 1994.....................   1,500        210,387        (156,293)       55,594
  Issuance of warrants in connection with
     offering of senior unsecured notes
     payable...................................     --           1,501              --         1,501
  Net income...................................     --              --           3,649         3,649
                                                 ------      ---------      ----------      --------
BALANCE, February 28, 1995.....................  $1,500      $ 211,888      $ (152,644)     $ 60,744
                                                 ======      =========      ==========      ========

          See accompanying notes to consolidated financial statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE YEAR ENDED
                                                                 ----------------------------------------------
                                                                 FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                                     1993             1994             1995
                                                                 ------------     ------------     ------------
OPERATING ACTIVITIES:
  Net income (loss)............................................   $  (84,541)       $  4,914         $  3,649
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities --
    Extraordinary items, net...................................           --          (4,268)          (1,782)
    Depreciation and amortization..............................          195             131              794
    Adjustments to carrying value of real estate projects and
      investments in partnerships..............................       75,476              --               --
    Changes in Assets and Liabilities
      Net of the Effects of the Purchase of Clark Wilson, Inc.
         and Durable Homes, Inc.:
      (Increase) decrease in accounts and notes receivable.....        1,562             259           (2,168)
      (Increase) decrease in real estate projects..............       49,454             226          (60,547)
      (Increase) decrease in prepaid expenses and other
         assets................................................         (459)            393             (470)
      (Decrease) increase in accounts payable and accrued
         liabilities...........................................       (2,478)          6,209            3,106
      Gain related to debt restructuring.......................       (1,225)             --               --
                                                                  ----------        --------         --------
         Net cash provided by (used in) operating activities...       37,984           7,864          (57,418)
                                                                  ----------        --------         --------
INVESTING ACTIVITIES:
  Acquisition of Clark Wilson Homes, Inc.......................           --              --           (3,631)
  Acquisition of Durable Homes, Inc............................           --          (1,500)              --
  Purchases of property and equipment, net.....................          (56)            (68)          (5,982)
  Increase in investments in partnerships......................         (139)            (45)          (1,949)
                                                                  ----------        --------         --------
         Net cash used in investing activities.................         (195)         (1,613)         (11,562)
                                                                  ----------        --------         --------
FINANCING ACTIVITIES:
  Proceeds from senior unsecured notes payable, net............           --              --           95,834
  Proceeds from notes payable..................................        6,241          39,374           59,406
  Principal payments of notes payable..........................      (28,642)        (35,574)         (63,425)
  Advances from San Jacinto....................................        3,025              --               --
  Principal payments to Capital Pacific Homes, Inc.............      (47,298)         (1,702)              --
  Minority interest in joint ventures..........................       19,647          (7,802)         (10,435)
                                                                  ----------        --------         --------
         Net cash provided by (used in) financing activities...      (47,027)         (5,704)          81,380
                                                                  ----------        --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........       (9,238)            547           12,400
CASH AND CASH EQUIVALENTS, beginning of period.................       18,692           9,454           10,001
                                                                  ----------        --------         --------
CASH AND CASH EQUIVALENTS, end of period.......................   $    9,454        $ 10,001         $ 22,401
                                                                  ==========        ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH ACTIVITIES:
  Amount paid during the year for interest, net of amount
    capitalized................................................   $      878        $  1,101         $     --
  Income tax refund and related interest.......................        3,150              --               --
  San Jacinto contribution of capital..........................      158,163              --               --
  Decrease in due to San Jacinto (tax-sharing claims)..........       60,653              --               --
  Decrease in due to San Jacinto advances......................      145,499              --               --
  Increase in due to Capital Pacific Homes.....................       49,000              --               --
  Residential inventory surrendered in exchange for debt
    forgiveness................................................           --           9,980            1,048
  Note payable and accrued interest reduced by debt
    forgiveness................................................           --          14,248            4,713
  Common stock issued in connection with the acquisition of
    Durable Homes, Inc.........................................           --           2,665               --
  Promissory note payable issued to seller in connection with
    the acquisition of Clark Wilson Homes, Inc.................           --              --            2,500
  Issuance of warrants in connection with offering of senior
    unsecured notes payable....................................           --              --            1,501
  Land acquisition financed by purchase money trust deeds......           --              --            2,249

          See accompanying notes to consolidated financial statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     On July 1, 1992, Capital Pacific Homes, Inc. ("CPH"), a Delaware corporation, entered into a definitive purchase agreement (the "Purchase Agreement"), pursuant to which CPH acquired from San Jacinto F.A. ("San Jacinto") (i) 12,000,000 shares of J.M. Peters, Inc. and subsidiaries (the "Company") common stock (the "Purchased Shares") representing 85.8 percent of the total outstanding shares of common stock of the Company and (ii) all debt of the Company owed to San Jacinto which, at the time of the closing and after giving effect to debt restructuring, equaled $49,000,000. Utilizing the proceeds from the sale of real estate projects to third parties, cash received from the joint ventures discussed below and cash on hand, the Company had repaid this debt to CPH at February 28, 1994. The closing of the purchase transaction occurred on August 12, 1992. The indebtedness of the Company to San Jacinto equaled approximately $146,000,000 prior to the purchase transaction. Pursuant to a debt restructuring agreement, and prior to the closing, San Jacinto contributed to the capital of the Company $97,510,000 of the indebtedness.

     Effective December 31, 1994, CPH merged with and into the Company (the "Merger") pursuant to an Agreement and Plan of Merger, dated November 21, 1994 (the "Merger Agreement") with the Company surviving the Merger. The Company's Board of Directors and a majority of the stockholders approved the Merger. Accordingly, the separate legal existence of CPH was terminated. The Merger did not change the capitalization, corporate structure or Board of Directors of the Company. In addition, there was no modification of or amendment to the Certificate of Incorporation and Bylaws, as amended, of the Company as a result of the Merger. The Merger Agreement provided for the cancellation of each share of Common Stock of the Company held by CPH and the issuance of an equal amount of new shares of Common Stock of the Company to the shareholders of CPH. No assets or recorded liabilities were acquired.

  Acquisition of Clark Wilson Homes, Inc.

     Effective September 1, 1994, the Company acquired all of the common stock of Clark Wilson Homes, Inc. ("Clark Wilson") and Fairway Financial Corporation ("Fairway") for a total purchase price, including direct costs of the acquisition, of $6.1 million. The Company paid $3.5 million cash and issued a $2.5 million promissory note to the seller payable based on performance of Clark Wilson. The transaction was accounted for as a purchase. The results of operations for Clark Wilson and Fairway have been included in the consolidated financial statements of the Company from the effective date of the acquisition through February 28, 1995. Clark Wilson builds single family homes in Texas. Fairway assists Clark Wilson homebuyers with obtaining financing for new home purchases.

     The allocation of purchase price at September 1, 1994, was as follows (in thousands):

        Cash and cash equivalents..........................................  $    95
        Real estate inventories............................................   11,055
        Other assets.......................................................    1,362
        Goodwill...........................................................    3,803
        Accounts payable and other liabilities.............................   (2,759)
        Notes payable......................................................   (7,425)
                                                                             -------
          Total............................................................  $ 6,131
                                                                             =======

     Goodwill is being amortized on a straight line basis over a five year period.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Clark Wilson and Fairway had been acquired as of the beginning of the fiscal years presented, after including the impact of certain adjustments, including the reduction of interest income attributable to the cash

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES paid, tax provision of Clark Wilson which was an S corporation and the tax benefit attributable to filing a consolidated tax return with the Company, including the utilization of certain net operating losses. The information set forth below includes Clark Wilson data for the fiscal years ended February 28, 1994 and 1995.

                                                                 1994            1995
                                                              (UNAUDITED)     (UNAUDITED)
                                                              -----------     -----------
                                                                (EXPRESSED IN THOUSANDS
                                                               EXCEPT PER SHARE AMOUNTS)
        Sales and revenues..................................   $ 110,599       $ 164,427
                                                               =========       =========
        Net income:
          Before extraordinary items........................   $     982       $   2,222
          Net income........................................   $   5,250       $   4,004
                                                               =========       =========
        Net income per share:
          Before extraordinary items........................   $    0.07       $    0.15
          Net income per share..............................   $    0.36       $    0.27
                                                               =========       =========

     The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented, nor are they intended to be a reflection of future results.

  Principles of Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and investments for which it has control. All other investments (See Note 4) are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     Effective upon the closing date of the purchase transaction with San Jacinto, Peters Ranchland Company, Inc., a wholly owned subsidiary of the Company, as general partner, entered into four limited partnership agreements with IHP Investment Fund I, L.P. (a CalPERS advisor), as limited partner ("Joint Ventures") to pursue the development of various real properties of the Company, with such properties transferred to the Joint Ventures concurrently with the closing. Peters Ranchland Company, Inc. and IHP Investment Fund I, L.P. ("IHP") each have a 50% interest in each Joint Venture. The financial statements of the Joint Ventures have been consolidated herein. As of February 28, 1995, homebuilding operations of these Joint Ventures have been completed and substantially all homes sold.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Total property, plant and equipment were $159,000 and $5,891,000 (net of accumulated depreciation of $2,152,000 and $2,683,000, respectively) as of February 28, 1994 and 1995, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheets.

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

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

     All direct and indirect land costs, offsite and onsite improvements and applicable interest and carrying charges are capitalized to real estate projects under development. Capitalized costs are included in cost and expenses as real estate is sold; marketing costs are expensed in the period incurred. Land and land development costs are accumulated by project and are allocated to individual phases using the relative sales value method.

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

  Income Taxes

     Effective March 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Accordingly, for the fiscal years ended February 28, 1994 and 1995, all disclosures are in accordance with SFAS No. 109. Under the provisions of SFAS No. 109, the Company elected not to restate prior years' consolidated financial statements.

     The Company was from the time of the CPH acquisition until the end of calendar year 1994 part of the CPH consolidated tax group. Effective December 31, 1994, CPH merged with and into the Company. Beginning with the tax year ended December 31, 1995, the Company will file its own consolidated tax returns.

  Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, short-term investments which have a maturity of 90 days or less from the date of purchase are considered cash equivalents.

  Impact of Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for Long Lived Assets," in March 1995. This SFAS is effective for fiscal years beginning after December 15, 1995 and is not expected to have a material effect on the Company's financial statements.

  Reclassifications

     Certain reclassifications have been made to certain prior year balances in order to conform with the current year presentation.

 2.  RESTRICTED CASH

     The Company has restricted cash totaling $1,483,000 and $1,421,000 as of February 28, 1994 and 1995, respectively. Included in these amounts is $750,000 and $500,000 as of February 28, 1994 and 1995, respectively, which is held as collateral for the Company's bonding obligations. The balance of restricted cash are deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

 3.  REAL ESTATE PROJECTS

     Real estate projects consist of the following at February 28, 1994 and 1995 (in thousands):

                                                                   1994         1995
                                                                 --------     --------
        Land and improvements under construction...............  $ 91,763     $141,910
        Completed residential homes............................     6,472       18,820
        Completed model homes..................................     7,461        7,077
                                                                 --------     --------
                                                                 $105,696     $167,807
                                                                 ========     ========

     Total interest cost incurred during the years ended February 28, 1993, 1994 and 1995 was $8,871,000, $2,532,000 and $11,810,000, respectively, of which
$333,000, $2,114,000 and $11,810,000, respectively, was capitalized.

 4.  INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner and has a 50 percent ownership in three unconsolidated entities at February 28, 1995. The Company's investments are as follows at February 28, 1994 and 1995 (in thousands):

                                                                      1994      1995
                                                                      ----     ------
        P.B. Partners...............................................  $ 65     $   --
        Bay Hill Escrow.............................................   147        213
        JMP Canyon Estates L.P......................................    --        557
        JMP Harbor View L.P.........................................    --      1,062
                                                                      ----     ------
                                                                      $212     $1,832
                                                                      ====     ======

     The Company uses the equity method of accounting for its investments in these unconsolidated 50 percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company. Investments in these entities are included in prepaid expenses and other assets in the consolidated balance sheets.

     Following is summarized, unaudited combined financial information for the unconsolidated entities at February 28, 1994 and 1995 (in thousands):

                                     ASSETS

                                                                   1994         1995
                                                                   ----        -------
        Cash....................................................   $345        $ 1,178
        Real estate projects....................................     --         21,601
        Other assets............................................     68            191
                                                                   ----        -------
                                                                   $413        $22,970
                                                                   ====        =======

        LIABILITIES AND EQUITY

        Accounts payable and other liabilities..................   $  5        $ 4,353
                                                                   ----        -------
        Equity
          The Company...........................................    212          1,832
          Others................................................    196         16,785
                                                                   ----        -------
                                                                    408         18,617
                                                                   ----        -------
                                                                   $413        $22,970
                                                                   ====        =======

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                                INCOME STATEMENT

                                                                    1994         1995
                                                                    ----        ------
        Sales of homes and land...................................  $ --        $  936
        Interest and other income, net............................   155           134
                                                                    ----        ------
                                                                     155         1,070
                                                                    ----        ------
        Costs and expenses........................................    --         1,084
                                                                    ----        ------
        Net income (loss).........................................  $155        $  (14)
                                                                    ====        ======

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at February 28, 1994 and 1995 (in thousands):

                                                                 1994         1995
                                                                -------      -------
        Accounts payable.....................................   $10,809      $ 9,986
        Compensation.........................................       345          497
        Litigation...........................................       536        1,467
        Warranty.............................................       450          829
        Interest.............................................     2,137        4,510
        Property taxes.......................................     1,618          221
        Income taxes payable.................................        --        1,833
        Other................................................     1,797        2,173
                                                                -------      -------
                                                                $17,692      $21,516
                                                                =======      =======

 6. NOTES PAYABLE

     Notes payable consist of the following at February 28, 1994 and 1995 (in thousands):

                                                                    1994        1995
                                                                   -------     -------
        Notes payable matured..................................    $10,402     $    --
        Notes payable maturing in one to two years.............      9,229          --
        Promissory notes collateralized by deeds of trust,
          including interest at prime plus one percent due
          quarterly............................................     11,123          --
        Promissory notes collateralized by deeds of trust,
          including interest varying from 8 percent to prime
          plus 1.5 percent.....................................      2,015       4,878
        Model loans collateralized by deeds of trust including
          interest at prime plus 3.0 percent...................      1,940          --
        Notes payable to banks, including interest varying from
          prime plus one percent to prime plus one and
          one-quarter percent, maturing before October 1, 1996
          secured by certain real estate inventories on a
          non-recourse basis...................................         --      17,011
        Notes payable to banks, including interest at prime
          plus one percent maturing March 31, 1998 secured by
          certain real estate inventories on a recourse
          basis................................................         --       5,002
        Promissory note payable to previous owner of Clark
          Wilson secured by Stock Pledge Agreement on a
          non-recourse basis, interest at 8 percent payable
          based on performance of the entity acquired..........         --       2,500
                                                                   -------     -------
                                                                   $34,709     $29,391
                                                                   =======     =======

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

     At February 28, 1994 and 1995, the aggregate carrying value of assets collateralizing the above notes was $61,379,000 and $97,237,000, respectively.

     In May 1994, the Company obtained a $25 million recourse secured revolving credit facility (the "Recourse Facility"). Interest on amounts outstanding under the Recourse Facility accrues at the lender's prime rate then in effect (9% as of February 28, 1995) plus 1.00%. The initial term of the commitment under this facility reduces commencing October 1, 1996 and expires on March 31, 1998. In September, 1994, the Company obtained a $25 million non-recourse secured revolving credit facility (the "Non-Recourse Facility"). Interest on amounts outstanding under the Non-Recourse Facility accrues at the lender's prime rate then in effect (9% as of February 28, 1995) plus 1.25%. The initial term of the commitment under this facility expires on October 1, 1995. A commitment fee of 1% is payable annually on the Recourse Facility. A commitment fee of one-half percent is payable annually as well as a one-half percent fee for each project loan under the Non-Recourse Facility. Availability of funds under the Facilities are subject to, among other things, the Indenture, specific loan-to-value factors, appraisal reports and the satisfactory underwriting by the lender on a project phase basis. At February 28, 1995, the Company had aggregate borrowings outstanding of $15.3 million under these revolving credit facilities.

     The Facilities are secured by liens on various completed or under construction homes and lots held by the Company. Pursuant to the Facilities, the Company is subject to certain covenants, including covenants that require the Company to comply with certain operating and reporting requirements and to maintain certain financial levels and ratios. The major financial covenants are a maximum 2.50 to 1.00 (net of non-recourse debt) consolidated liabilities (as defined) to consolidated tangible net worth ratio, a maximum 3.00 to 1.00 consolidated liabilities (including non-recourse debt) to consolidated tangible net worth ratio, minimum consolidated tangible net worth of the Company equal to $37,072,860, minimum cash on hand in an amount of not less than the greater of $5,000,000 or 5% of consolidated liabilities and maximum cash investment in land held for future development of 50% of consolidated net tangible assets. The Company has also agreed that it will not suffer a net loss in any fiscal quarter in excess of $1,000,000 or any net loss in any two consecutive fiscal quarters and not to make distributions from earnings and profits to the shareholders in an amount greater than 50% of such earnings and profits. At February 28, 1995 the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default.

     Durable and Clark Wilson also have secured non-recourse lines of credit to facilitate construction activity. Durable's $13.0 million facility has a term of one year with advances bearing interest at prime (9% as of February 28, 1995) plus one and one-quarter percent. Clark Wilson has a non-recourse secured line of credit for $6.0 million with a repayment term of one year and interest of prime (9% as of February 28, 1995) plus one percent.

     Included in the notes payable matured at February 28, 1994 were two loans, one of which was an acquisition and development loan with an outstanding principal balance of $9.5 million. The loan was originated on March 14, 1989. West Coast Land Fund L.P. ("West Coast"), the lender that held the loan, commenced an action in Orange County Superior Court on October 22, 1993 against the Company with respect to the loan (the "Action"). The Action sought to collect the $9.5 million loan balance, plus $2.2 million of accrued interest and costs of collection, owed by the Company to West Coast. In April 1994 the Company and West Coast executed a Loan Pay-Off Agreement (the "Settlement Agreement") pursuant to which they agreed to settle the Action for $7 million. Pursuant to the Settlement Agreement, the Company made an initial payment of $350,000 towards the settlement amount and paid the balance of $6,650,000 on May 16, 1994 in exchange for dismissal with prejudice of the Action, termination of nonjudicial foreclosure proceedings and a reconveyance of the property to the Company pursuant to West Coast's deed of trust. The Company recorded an extraordinary gain in fiscal 1995 of approximately $4.7 million ($3.1 million net of income taxes) in connection with this transaction.

     The second loan which had also matured was a construction loan with an outstanding principal balance of approximately $900,000, held by The Bank of California. The loan originated on December 18, 1991. The

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

Bank of California foreclosed on the property on April 5, 1994, an action that the Company chose not to dispute. No gain or loss was recognized as a result of this foreclosure because the property had previously been written down to the approximate carrying amount of the loan.

     During fiscal 1994, the Company surrendered certain real estate collateral in settlement of approximately $14 million of debt in default at February 28, 1993. The Company recorded an extraordinary gain of approximately $4.3 million in connection with this transaction.

     Prior to February 28, 1993, the Company entered into an agreement with its lender which modified the terms of two promissory notes. As a result of the agreement, the maturity date of the notes was extended from December 26, 1993 and August 14, 1994, respectively to January 8, 1995 for both notes. All remaining unpaid principal was due January 8, 1995 for both notes which payment was made on that date. Additionally, accrued interest totaling $2,949,000 was forgiven by the lender, resulting in a gain of $1,225,000. This transaction has been accounted for as a troubled debt restructuring. Accordingly, the obligation as shown as of February 28, 1994, reflects the total cash to be paid to the lender under the agreement. Under the accounting for a troubled debt restructuring, no interest expense was recorded by the Company on this obligation through maturity. The gain of $1,225,000, which is immaterial to 1993 operations, is included in interest and other income in the accompanying 1993 consolidated financial statements.

     During the years ended February 28, 1993, February 28, 1994 and 1995, the highest month-end balance on notes payable was $46,709,000, $38,030,000 and $34,364,000, respectively, and the weighted average outstanding balance was $33,027,000, $23,804,000 and $19,880,000, respectively. The weighted average interest rates on notes payable during the years ended February 28, 1993, February 28, 1994 and 1995, were 8.8 percent, 10.6 percent and 10.9 percent, respectively. The weighted average interest rates on notes payable at February 28, 1993, February 28, 1994 and 1995, were 8.8 percent, 10.9 percent and 9.8 percent, respectively.

     The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

                                                              AS OF                AS OF
                                                        FEBRUARY 28, 1994    FEBRUARY 28, 1995
                                                        ------------------   ------------------
        Years ending February 28:
          Notes matured...............................       $ 10,402             $     --
          1996........................................         19,582                9,348
          1997........................................          2,795               12,541
          1998........................................          1,930                   --
          1999........................................             --                7,502
                                                             --------             --------
                                                             $ 34,709             $ 29,391
                                                             ========             ========

 7.  SENIOR UNSECURED NOTES PAYABLE

     In May, 1994, the Company issued $100 million principal amount of its 12 3/4 percent Senior Notes due May 1, 2002 (the "Notes") including 790,000 warrants to purchase the Company's common stock at a price of $3.30 per share. Interest is due and payable on May 1 and November 1 of each year. The Notes are fully and unconditionally guaranteed by certain of the Company's subsidiaries (See Note 14). Prior to May 1, 1997, the Company may use proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes at 112.75% of their principal amount, plus accrued interest. The Notes will not otherwise be redeemable at the option of the Company prior to May 1, 1999. Thereafter, the Notes will be redeemable at 106.375% of their principal amount, declining ratably to par on and after May 1, 2001, plus accrued interest.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

     The Company will be obligated to make an offer to purchase 10% of the outstanding principal balance of the Notes at a purchase price equal to 100% of the principal amount, plus accrued interest, in the event there are two consecutive fiscal quarters that the Company's Consolidated Tangible Net Worth (as defined) is less than $37 million. In addition, the Notes contain other restrictive covenants, which, among other things, limit the incurrence of additional indebtedness; the payment of dividends; the ability to create liens; make restricted payments (as defined); and the ability to enter into certain transactions with affiliates. As of February 28, 1995 the Company was in compliance with these covenants.

     At February 28, 1995, the Company's unamortized bond issuance cost was $5.1 million, net of accumulated amortization of $527,000, which is being amortized over the term of the notes utilizing the interest method. Unamortized bond issuance cost is included in prepaid and other assets.

 8. INCOME TAXES

     The expense (benefit) for income taxes consists of the following for the years ended February 28, 1993, 1994 and 1995 (in thousands):

                                                            1993       1994       1995
                                                           -------     -----     ------
        Current
          Federal........................................  $    --     $ 100     $1,026
          State..........................................   (1,792)      210        230
                                                           -------     -----     ------
                                                            (1,792)      310      1,256
                                                           -------     -----     ------
        Deferred
          Federal........................................       --      (100)      (350)
          State..........................................       --      (210)       (33)
                                                           -------     -----     ------
                                                                --      (310)      (383)
                                                           -------     -----     ------
        Provision for income taxes on income before
          extraordinary items............................  $(1,792)    $   0     $  873
                                                           =======     =====     ======

     The deferred income tax benefit at February 28, 1994 and 1995 results from the following temporary differences between financial and tax reporting (in thousands):

                                                                    1994       1995
                                                                    -----     -------
        Accrued expenses..........................................  $  (3)    $   143
        Construction period expenses..............................      9         576
        Utilization of NOL carryforward...........................   (265)     (1,037)
        Decrease in valuation allowance...........................    (53)         --
        State taxes (net of federal effect).......................      2          (2)
        Depreciation..............................................     --         (63)
                                                                    -----     -------
                                                                    $(310)    $  (383)
                                                                    =====     =======

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

     The components of the deferred income taxes are:

                                                                    1994        1995
                                                                   -------     -------
        Depreciation.............................................  $   140     $    77
        Accrued expenses.........................................    1,234       1,377
        Construction period expenses.............................    1,009       1,585
        NOL carryforward.........................................    1,037          --
        State taxes (net of federal offset)......................        2          --
        Valuation allowance......................................   (3,422)     (3,039)
                                                                   -------     -------
                                                                   $     0     $     0
                                                                   =======     =======

     The income tax benefit for the year ended February 28, 1993, represents a refund received during the year for state income taxes paid in a previous year. Associated interest income of $1,358,000 was also received in connection with this refund and is included in interest and other income in the 1993 consolidated statement of operations.

     A reconciliation of income taxes (benefit) computed at the federal statutory rate and the income tax benefit for financial reporting purposes for the years ended February 28, 1993, 1994 and 1995, is as follows:

                                                                   1993    1994    1995
                                                                   ---     ---     ---
        Income taxes at statutory rate.........................    (34)%    34%     34%
        State income taxes, net of federal tax benefit.........     (2)      6       3
        Loss for which no benefit is allowed...................     34      --      --
        Utilization of deferred tax assets.....................     --     (39)     (5)
        Increase in valuation allowance........................     --      (1)
                                                                   ---     ---     ---
                                                                    (2)%     0%     32%
                                                                   ===     ===     ===

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

9. NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is based upon the weighted average number of common shares outstanding of 13,980,000, 14,488,000 and 14,995,000 at February 28, 1993, 1994 and 1995, respectively. The effect of stock options and warrants were antidilutive in all years presented, and has not been included in the computation of net income (loss) per common share.

10. STOCK OPTION PLAN

     In April 1987, the Company adopted its 1987 Stock Option Plan (the "1987 Plan"), covering options to purchase a maximum of 1,350,000 shares of its common stock. On October 5, 1993, the 1987 Plan was amended to provide that the maximum number of shares that may be issued under the 1987 Plan be reduced to 5,000 shares. Effective February 28, 1995, the Board of the Corporation approved the 1995 Stock Incentive Plan (the "1995 Plan"), which supersedes the 1987 Stock Option Plan in its entirety. The 1995 Plan permits a committee designated by the Board of the Corporation to make awards to present and former key employees and directors of the Company and its subsidiaries. Subject to various restrictions, awards could be in the form

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES of stock options, restricted or unrestricted stock, stock appreciation rights or a combination of the above. The maximum number of shares or share equivalents that may be awarded under the 1995 Plan is 1,500,000. No awards have been made under the 1995 Plan.

     Stock option activity under the 1987 plan is as follows for the years ended February 28, 1993, 1994 and 1995, respectively.

                                                           1993         1994         1995
                                                         --------     --------     --------
    Exercised........................................          --           --           --
    Expired or forfeited.............................     109,060      488,925           --
    Outstanding at end of year.......................     488,925           --           --
    Exercisable at end of year.......................     488,925           --           --
    Available for grant at end of year...............     254,300        5,000        5,000
    Exercise price of options outstanding............    $   6.00     $     --     $     --

11. RELATED PARTY TRANSACTIONS

     During fiscal 1995, the Company reimbursed CHH II, Inc., a corporation controlled by the chairman of the board of the Company, for $43,000 in expenses incurred in connection with the acquisition by the Company of an aircraft.

     During fiscal 1994, the Company reimbursed CPH for expenses aggregating $150,000 in connection with the acquisition of Durable.

     During fiscal 1993, the Company acquired an unimproved lot from CPH. The acquisition cost of the lot was $1,550,000 and the Company issued a note payable to CPH in the amount of $1,050,000. This note was subsequently assigned by CPH to the chairman of the board of the Company. All principal and accrued interest were paid by the Company in full at February 28, 1993. During fiscal 1994, this lot was sold for $1,710,000.

     A key employee of the Company purchased a home from the Company for $368,000 in fiscal 1993. The Company carried back a second trust deed in the amount of $36,800. The note, which the Company believes is on market terms, is due and payable in November 1997.

     An officer of the Company purchased a home from the Company in fiscal year 1994 for $425,000 (the market price at that time).

     Commitment fees totaling $1,033,000 and $667,000 were paid to joint venture partners and capitalized to the real estate being developed during the period August 12, 1992 (inception) through February 28, 1994 and during fiscal 1995, respectively. These capitalized fees are included in cost of sales as the units are sold.

     The Company has made advances to unconsolidated joint ventures for construction. The balance of advances at February 28, 1995 was $970,000. This amount is included in accounts and notes receivable on the consolidated balance sheet.

     The Company contributed land and improvements valued at $9,351,000 to an unconsolidated joint venture with IHP and received a distribution of cash in the amount of $8,226,000.

12. COMMITMENTS AND CONTINGENCIES

  General

     Approximately $23,185,000 and $37,470,000 of performance bonds were outstanding at February 28, 1994 and 1995, respectively. The beneficiaries of these bonds are certain municipalities. The Company has

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES outstanding letters of credit totaling $552,000 and $472,000 to ensure performance on various agreements at February 28, 1994 and 1995, respectively. The Company has pledged a certificate of deposit in a like amount as collateral for the obligation under the letter of credit which is included in restricted cash.

     The Company has entered into agreements to lease certain office equipment and facilities under operating leases which expire at various dates through fiscal year 1999. The facility leases generally provide that the Company shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 28, 1995, are as follows:

                       YEARS ENDING FEBRUARY 28 (IN THOUSANDS):
                    ----------------------------------------------
                                   1996...........................  $240
                                   1997...........................    97
                                   1998...........................    82
                                   1999...........................    17
                                                                    ----
                                                                    $436
                                                                    ====

     Total rent expense was $599,000, $629,000 and $864,000 for the years ended February 28, 1993, 1994 and 1995, respectively.

     As discussed in Notes 1 and 4, the Company is a general partner in several joint venture partnerships. As a general partner, the Company is liable for all debts of the partnerships without limitation to the respective partnership interest.

  Dividends

     No dividends were declared or paid for the years ended February 28, 1993, 1994, or 1995.

  Legal Proceedings

     On September 5, 1990, the Bayridge Park Homeowners Association filed suit in Orange County Superior Court against Bayridge (a joint venture comprised of the Company and DSL Service Company) alleging the existence of certain construction defects with respect to the Bayridge Park Condominiums in Newport Beach, California. This lawsuit was settled in fiscal 1995.

     On December 17 and 22, 1994, in San Diego Superior Court, a jury delivered a verdict of $2.2 million compensatory and $1.0 million punitive damages against the Company in connection with certain sales activities occurring in 1989 and 1990, at least two years prior to the Acquisition by current management in 1992. The plaintiffs, the owners of 39 lots in the Penasquitos Westridge development in San Diego County, a project which the Company developed starting in 1988, alleged that sales representatives promised that prices would not be reduced and that the sales prices were in fact reduced shortly after the owners purchased their homes. On January 26, 1995, the company and plaintiffs agreed to settle the lawsuit for $2.3 million. This amount (net of tax benefits and a previously established reserve) was charged against the Company's third quarter earnings resulting in a net loss for that quarter.

     The Company is also involved in routine litigation arising in the ordinary course of its business. While the outcome of litigation cannot be predicted with certainty, and while certain of these matters involve substantial amounts, the Company believes that none of the pending litigation has a material adverse effect on the Company's financial position or the results of operations.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

          Cash and Equivalents -- The carrying amount is a reasonable estimate of fair value. These assets primarily consist of short term investments and demand deposits.

          Notes Payable to Banks -- These notes payable mature in two to three years. The rates of interest paid on the notes approximate the current rates available for secured real estate financing with similar terms and maturities.

          Promissory Note Payable -- This note is payable based on performance of the entity acquired.

          Trust Deed Notes Payable -- These notes are primarily for purchase money deeds of trust on land acquired. These notes generally have maturities ranging from one to two years. The rates of interest paid on these notes approximate the current rates available for secured real estate financing with similar terms and maturities.

          Senior Unsecured Notes Payable Due 2002 -- This issue is not publicly traded on a major exchange. Consequently, the fair value of this issue is based on a trade closest to the year ended February 28, 1995.

     The estimated fair values of the Company's financial instruments are as follows:

                                                               AT FEBRUARY 28,
                                                 --------------------------------------------
                                                         1994                    1995
                                                 --------------------     -------------------
                                                 CARRYING      FAIR       CARRYING     FAIR
                                                  AMOUNT       VALUE      AMOUNT       VALUE
                                                 --------     -------     -------     -------
    Financial Assets:
      Cash and equivalents.....................  $ 11,484     $11,484     $23,822     $23,822
    Financial Liabilities:
      Notes payable to banks...................  $ 21,571     $19,071     $22,013     $22,013
      Trust deed notes payable.................    13,138      13,138       4,878       4,878
      Senior unsecured notes payable...........        --          --     100,000      82,000
      Promissory note payable..................        --          --       2,500       2,500

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

14. SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the offering in fiscal 1995 of the Senior Unsecured Notes (the "Offering"), the Company and certain of its wholly-owned subsidiaries (Guarantors) jointly, severally, fully and unconditionally guaranteed such notes. Supplemental condensed combined financial information of the Company, Guarantors and non-guarantors is presented as follows. As discussed in Note 3 in Notes To Supplemental Guarantor Information, these financial statements are prepared using the equity method of accounting for the Company's and the Guarantors' investments in subsidiaries and partnerships. This supplemental financial information should be read in conjunction with the Consolidated Financial Statements.

            AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                   J.M. PETERS                        NON-                             TOTAL
                                  COMPANY, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                  -------------   -------------   -------------   ---------------   ------------
BALANCE SHEET
Cash............................    $   5,112        $ 3,412         $13,877         $      --        $ 22,401
Inventories.....................      119,283         26,084          22,440                           167,807
Investment in Partnerships and
  subsidiaries(3)...............       22,199          2,672              --           (22,922)          1,949
Intercompany advances...........       25,678             --              --           (25,678)             --
Other...........................       15,954            692           6,696              (324)         23,018
                                    ---------        -------         -------         ---------        --------
     Total Assets...............    $ 188,226        $32,860         $43,013         $ (48,924)       $215,175
                                    =========        =======         =======         =========        ========
Accounts payable and accrued
  liabilities...................    $   9,689        $ 7,619         $ 4,532         $    (324)       $ 21,516
Intercompany advances...........           --          8,167          17,511           (25,678)             --
Notes payable...................      117,793          3,609           7,989                --         129,391
Minority interest...............           --             --              --             3,524           3,524
Shareholders' equity............       60,744         13,465          12,981           (26,446)         60,744
                                    ---------        -------         -------         ---------        --------
     Total Liabilities and
       Equity...................    $ 188,226        $32,860         $43,013         $ (48,924)       $215,175
                                    =========        =======         =======         =========        ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land.......    $  18,722        $35,375         $85,026         $      --        $139,123
  Interest and other income,
     net........................        1,036          2,282           1,104              (449)          3,973
  Equity in income of
     partnerships and
     subsidiaries(3)............        6,735          4,499              --           (11,241)             (7)
                                    ---------        -------         -------         ---------        --------
     Total Revenues.............       26,493         42,156          86,130           (11,690)        143,089
                                    ---------        -------         -------         ---------        --------
Cost of homes and land..........       15,474         29,628          67,050                           112,152
Selling, general and
  administrative................        8,279          6,050           8,434              (449)         22,314
Interest........................           --             --              --                --              --
Minority interest...............           --             --              --             5,883           5,883
                                    ---------        -------         -------         ---------        --------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary gain............        2,740          6,478          10,646           (17,124)          2,740
Provision (benefit) for income
  taxes.........................          873          2,182              89            (2,271)            873
                                    ---------        -------         -------         ---------        --------
Income (loss) before
  extraordinary gain............        1,867          4,296          10,557           (14,853)          1,867
Extraordinary gain, Net.........        1,782             --              --                --           1,782
                                    ---------        -------         -------         ---------        --------
          Net Income (loss).....    $   3,649        $ 4,296         $10,557         $ (14,853)       $  3,649
                                    =========        =======         =======         =========        ========

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                                   J.M. PETERS                        NON-                             TOTAL
                                  COMPANY, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                  -------------   -------------   -------------   ---------------   ------------
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities..........    $ (81,810)       $ 1,692         $12,265         $  10,435        $(57,418)
Net cash from (used in)
  investing activities..........      (11,569)             7              --                --         (11,562)
Net cash from (used in)
  financing activities..........
     Net borrowings (payments)
       from notes payable.......       (2,623)        (1,306)            (90)               --          (4,019)
     Senior unsecured notes
       payable..................       95,834             --              --                --          95,834
     Minority interest in joint
       ventures.................           --             --              --           (10,435)        (10,435)
                                    ---------        -------         -------         ---------        --------
          Net cash from (used
            in) financing
            activities..........       93,211         (1,306)            (90)          (10,435)         81,380
                                    ---------        -------         -------         ---------        --------
Net increase (decrease) in
  cash..........................         (168)           393          12,175                --          12,400
Cash -- beginning of period.....        5,280          3,019           1,702                --          10,001
                                    ---------        -------         -------         ---------        --------
Cash -- end of period...........    $   5,112        $ 3,412         $13,877         $      --        $ 22,401
                                    =========        =======         =======         =========        ========

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

         AS OF AND FOR THE YEAR ENDED FEBRUARY 28, 1994 (IN THOUSANDS)
                                  (UNAUDITED)

                                   J.M. PETERS                        NON-                             TOTAL
                                  COMPANY, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                  -------------   -------------   -------------   ---------------   ------------
BALANCE SHEET
Cash............................     $ 5,280         $ 3,019         $ 1,702         $      --        $ 10,001
Inventories.....................      64,086          13,097          28,517                (4)        105,696
Investment in Partnerships and
  subsidiaries(3)...............       9,798           2,782              --           (12,580)             --
Other...........................       4,753           1,795           1,345            (1,636)          6,257
                                     -------         -------         -------         ---------        --------
          Total Assets..........     $83,917         $20,693         $31,564         $ (14,220)       $121,954
                                     =======         =======         =======         =========        ========
Accounts Payable and Accrued
  Liabilities...................     $ 4,359         $ 6,428         $ 7,738              (833)       $ 17,692
Notes Payable...................      23,964           4,915           5,830                            34,709
Minority Interest...............          --              --              --            13,959          13,959
Shareholders' Equity............      55,594           9,350          17,996           (27,346)         55,594
                                     -------         -------         -------         ---------        --------
          Total Liabilities &
            Equity..............     $83,917         $20,693         $31,564         $ (14,220)       $121,954
                                     =======         =======         =======         =========        ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land.......     $20,166         $10,964         $57,010         $      --        $ 88,140
  Interest and other income,
     net........................         897           1,451             578                --           2,926
  Equity in income of
     partnerships and
     subsidiaries(3)............       5,121           2,669              --            (7,790)             --
                                     -------         -------         -------         ---------        --------
          Total Revenues........      26,184          15,084          57,588            (7,790)         91,066
                                     -------         -------         -------         ---------        --------
Cost of homes and land..........      16,462           6,990          49,896                --          73,348
Selling, general and
  administrative................       8,658           3,274             390                --          12,322
Interest........................         418              --              --                --             418
Minority Interest...............          --              --           4,332                --           4,332
                                     -------         -------         -------         ---------        --------
     Income (loss) before
       provision (benefit) for
       income taxes and
       extraordinary gain.......         646           4,820           2,970            (7,790)            646
Provision (benefit) for income
  taxes.........................          --              --              --                --              --
                                     -------         -------         -------         ---------        --------
Income (loss) before
  extraordinary gain............         646           4,820           2,970            (7,790)            646
Extraordinary Gain..............       4,268              --              --                --           4,268
                                     -------         -------         -------         ---------        --------
          Net Income (loss).....     $ 4,914         $ 4,820         $ 2,970         $  (7,790)       $  4,914
                                     =======         =======         =======         =========        ========

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                                   J.M. PETERS                        NON-                             TOTAL
                                  COMPANY, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                  -------------   -------------   -------------   ---------------   ------------
STATEMENT OF CASH FLOWS
Net cash from (used in)
  Operating activities..........     $(1,650)        $ 4,262         $(2,550)        $   7,802        $  7,864
Net cash from (used in)
  Investing activities
  Acquisition of Durable........      (1,500)             --              --                --          (1,500)
  Other.........................        (111)             --              (2)               --            (113)
                                     -------         -------         -------         ---------        --------
          Net cash from (used
            in) Investment
            activities..........      (1,611)             --              (2)               --          (1,613)
                                     -------         -------         -------         ---------        --------
Net cash from (used in)
  Financing activities
  Net borrowings (payments) from
     construction loans.........       1,593          (1,608)          3,815                --           3,800
  Payments to parent company....      (1,702)             --              --                --          (1,702)
  Minority interest in joint
     ventures...................          --              --              --            (7,802)         (7,802)
                                     -------         -------         -------         ---------        --------
          Net cash from (used
            in) Financing
            activities..........        (109)         (1,608)          3,815            (7,802)         (5,704)
                                     -------         -------         -------         ---------        --------
Net increase (decrease) in
  cash..........................      (3,370)          2,654           1,263                --             547
Cash--beginning of period.......       8,650             365             439                --           9,454
                                     -------         -------         -------         ---------        --------
Cash--end of period.............     $ 5,280         $ 3,019         $ 1,702         $      --        $ 10,001
                                     =======         =======         =======         =========        ========

                See notes to supplemental guarantor information.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

         AS OF AND FOR THE YEAR ENDED FEBRUARY 28, 1993 (IN THOUSANDS)
                                  (UNAUDITED)

                                             J.M. PETERS
                                               COMPANY,           NON-                               TOTAL
                                               INC.(5)       GUARANTORS(2)    ELIMINATIONS(4)    CONSOLIDATED
                                            --------------   --------------   ----------------   -------------
BALANCE SHEET
Cash......................................     $  9,015         $    439          $     --         $   9,454
Inventories...............................       79,583           20,053                --            99,636
Investments in partnerships and
  subsidiaries............................          443               --              (443)               --
Other.....................................        6,100              361                --             6,461
                                               --------         --------          --------         ---------
          Total Assets....................     $ 95,141         $ 20,853          $   (443)        $ 115,551
                                               ========         ========          ========         =========
Accounts Payable and Accrued
  Liabilities.............................     $  6,991         $    763          $     --         $   7,754
Notes Payable.............................       40,135               --                --            40,135
Minority Interest.........................           --               --            19,647            19,647
Shareholders' Equity......................       48,015           20,090           (20,090)           48,015
                                               --------         --------          --------         ---------
          Total Liabilities & Equity......     $ 95,141         $ 20,853          $   (443)        $ 115,551
                                               ========         ========          ========         =========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land.................     $ 72,148         $     --          $     --         $  72,148
  Interest and other income, net..........        3,470               84                --             3,554
  Equity in income of partnerships and
     subsidiaries(3)......................         (185)              --               185                --
                                               --------         --------          --------         ---------
          Total Revenues..................       75,433               84               185            75,702
                                               --------         --------          --------         ---------
Cost of homes and land....................       68,257               --                --            68,257
Adjustments to carrying value of real
  estate projects and investments in
  partnerships............................       75,476               --                --            75,476
Selling, general and administrative.......        9,495              269                --             9,764
Interest..................................        8,538               --                --             8,538
                                               --------         --------          --------         ---------
Income (loss) before provision for
  (benefit from) income taxes.............      (86,333)            (185)              185           (86,333)
Provision (benefit) for income taxes......       (1,792)              --                --            (1,792)
                                               --------         --------          --------         ---------
          Net income (loss)...............     $(84,541)        $   (185)         $    185         $ (84,541)
                                               ========         ========          ========         =========
STATEMENT OF CASH FLOWS
Net cash from Operating activities........     $ 57,666         $    (35)         $(19,647)        $  37,984
Net cash from Investing activities........         (195)              --                --              (195)
Net cash from (used in) Financing
  activities
  Net payments on construction loans......      (22,401)              --                --           (22,401)
  Net payments to parent company..........      (44,273)              --                --           (44,273)
  Proceeds from partners..................           --               --            19,647            19,647
                                               --------         --------          --------         ---------
          Net cash from (used in)
            Financing activities..........      (66,674)             (35)           19,647           (47,027)
                                               --------         --------          --------         ---------
Net (decrease) in cash....................       (9,203)             (35)               --            (9,238)
Cash--beginning of period.................       18,218              474                --            18,692
                                               --------         --------          --------         ---------
Cash--end of period.......................     $  9,015         $    439          $     --         $   9,454
                                               ========         ========          ========         =========

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO SUPPLEMENTAL GUARANTOR INFORMATION.

     (1) Guarantors include Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland Company, Inc., all wholly-owned subsidiaries of J.M. Peters Company, Inc.

     (2) The non-guarantors include:

          (a) The limited partnerships in which Peters Ranchland Company, Inc., is general partner:

          - Ranchland Alicante Development, L.P.
          - Ranchland Montilla Development, L.P.
          - Ranchland Fairway Estates Development, L.P.
          - Ranchland Portola Development, L.P.

          (b) The limited partnerships in which J.M. Peters Company, Inc., is a general partner:

           - J.M.P. Canyon Estates, L.P.
           - J.M.P. Harbor View, L.P.

          (c) The limited partnerships in which Durable Homes, Inc., is general partner:

          - Las Hadas, L.P.
          - Plateau Venture, L.P.
          - Portraits Venture, L.P.
          - Taos Estates, L.P.

          (d) The wholly owned subsidiaries of J.M. Peters Company, Inc.:

           - Newport Design Center, Inc.
           - Capital Pacific Communities, Inc.
           - Durable Homes of California, Inc.
           - J.M. Peters, Arizona, Inc.
           - Capital Pacific Mortgage, Inc.
           - Clark Wilson Homes, Inc. (will become a guarantor in fiscal year
              1996)
           - Fairway Financial Corporation

          (e) Fifty percent owned entities of J.M. Peters Company, Inc.:

          - Bayhill Escrow, Inc.

     (3) Investments in partnerships and subsidiaries are accounted for by the Company and the Guarantors on the equity method for purposes of the supplemental combining presentation.

     (4) The elimination entries eliminate investments in subsidiaries, partnerships and intercompany balances.

     (5) Includes immaterial accounts of Peters Ranchland Company, a wholly-owned subsidiary, as follows (in thousands):

            Total assets..................................................  $508
                                                                            ====
            Total shareholder's equity....................................  $ 21
                                                                            ====
            Net income....................................................  $ 21
                                                                            ====

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

15. UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the years ended February 28, 1994 and 1995 is as follows (in thousands except for per share data):

                                                                      QUARTER
                                                 -------------------------------------------------
                                                  FIRST     SECOND     THIRD    FOURTH     TOTAL
                                                 -------   --------   -------   -------   --------
1995:
  Total revenues...............................  $32,770   $ 33,252   $45,907   $31,160   $143,089
  Gross profit on sales of homes and land......    6,375      6,042     8,374     6,180     26,971
  Extraordinary items, net.....................    3,075         --    (1,293)       --      1,782
  Net income (loss)............................  $ 3,942   $    356   $  (771)  $   122   $  3,649
                                                 =======   ========   =======   =======   ========
  Net income (loss) per common share
       Before extraordinary items..............  $   .06   $    .02   $  (.05)  $   .09   $    .12
       Extraordinary items.....................      .20         --        --      (.08)       .12
                                                 -------   --------   -------   -------   --------
       Net income (loss).......................  $   .26   $    .02   $  (.05)  $   .01   $    .24
                                                 =======   ========   =======   =======   ========
1994:
  Total revenues...............................  $ 4,004   $  8,250   $37,343   $41,469   $ 91,066
  Gross profit on sales of homes and land......     (157)       (26)    6,750     8,225     14,792
  Extraordinary gain...........................       --         --     4,268        --      4,268
  Net income (loss)............................  $(1,951)  $ (1,557)  $ 6,123   $ 2,299   $  4,914
                                                 =======   ========   =======   =======   ========
  Net income (loss) per common share
       Before extraordinary gain...............  $ (0.14)  $   (.11)  $  0.12   $   .15   $    .04
       Extraordinary gain......................       --         --       .29        --        .30
                                                 -------   --------   -------   -------   --------
       Net income (loss).......................  $ (0.14)  $   (.11)  $  0.41   $   .15   $    .34
                                                 =======   ========   =======   =======   ========

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K.

     (a) Documents filed as part of this report:

          1. Financial Statements. The following Consolidated Financial Statements, together with the Notes thereto and Independent Auditors' Report thereon, are included in Part II, Item 8 of this report.

           J.M. PETERS COMPANY, INC.
             Reports of Independent Public Accountants................................
             Consolidated Balance Sheets as of February 28, 1994 and 1995.............
             Consolidated Statements of Operations for the years ended February 28,
                1993, February 28, 1994 and February 28, 1995.........................
             Consolidated Statements of Stockholders' Equity for the years ended
                February 28, 1993, February 28, 1994 and February 28, 1995............
             Consolidated Statements of Cash Flows for the years ended February 28,
                1993, February 28, 1994 and February 28, 1995.........................
             Notes to Consolidated Financial Statements...............................

        2.  Exhibits.

EXHIBIT
NUMBER                                       DESCRIPTION
- ------
  3.1     Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit
          3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
          February 28, 1994).
  3.2     Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28,
          1994).
  4.1     See the Articles of Incorporation and Bylaws of the Registrant (Exhibits 3.1 and
          3.2) and the Indenture and related agreements (Exhibits 10.1-10.4).
 10.1     Indenture agreement by and between J.M. Peters Company, Inc., as Issuer; Durable
          Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland, Inc., as Guarantors,
          and United States Trust Company of New York, as Trustee, dated as of May 13, 1994
          (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on
          Form 10-K for the fiscal year ended February 28, 1994).
 10.2     Warrant Agreement by and between J.M. Peters Company, Inc., and United States
          Trust Company of New York, Warrant Agent, dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for
          the fiscal year ended February 28, 1994).
 10.3     Warrant Registration Rights Agreement by and between J.M. Peters Company, Inc., and Morgan Stanley & Co. Incorporated dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1994).
 10.4     Notes Registration Rights Agreement by and between J.M. Peters Company, Inc., and
          Morgan Stanley & Co. Incorporated dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1994).
 21.1     Subsidiaries of the Registrant.
 23       Consent of Kenneth Leventhal & Company.
 27       Financial Data Schedule.

- ---------------

     (b) Reports on Form 8-K.

     On December 1, 1994, Registrant filed a report on Form 8-K dated November 30, 1994. Items reported on this Form 8-K were:

         -- Item 2.  Acquisition or Disposition of Assets.

         -- Item 7.  Financial Statements, Pro Forma Financial Information and
                     Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on May 26, 1995.

                                          J.M. PETERS COMPANY, INC.

                                          By      /s/  HADI MAKARECHIAN
                                             -------------------------------
                                                      Hadi Makarechian
                                                 Chairman of the Board and
                                                  Chief Executive Officer
Date: May 26, 1995

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

                   SIGNATURE                                  TITLE                      DATE
                   ---------                                  -----                      ----
           /s/  HADI MAKARECHIAN                  Chairman of the Board                May 26, 1995
- -------------------------------------------         and Chief Executive Officer
                Hadi Makarechian                    (Principal Executive Officer)

             /s/  DALE DOWERS                     Director, President and              May 26, 1995
- -------------------------------------------        Chief Operating Officer
                  Dale Dowers


        /s/  GREGORY R. PETERSEN                   Vice President, Chief Financial     May 26, 1995
- -------------------------------------------          Officer and Secretary
              Gregory R. Petersen                    (Principal Financial and
                                                     Accounting Officer)

            /s/  WILLIAM FUNK                        Director                          May 26, 1995
- -------------------------------------------
                 William Funk


- -------------------------------------------          Director                          May   , 1995
                Allan L. Acree

           /s/  KARL KAISER                          Director                          May 26, 1995
- -------------------------------------------
                Karl Kaiser

                                 EXHIBIT INDEX

                                                                                SEQUENTIAL
EXHIBIT                                                                            PAGE
NUMBER                                DESCRIPTION                                 NUMBER
- ------                                -----------                               ----------
 3.1       Articles of Incorporation of the Registrant (Incorporated by
           reference to Exhibit 3.1 of the Registrant's Annual Report on Form
           10-K for the fiscal year ended February 28, 1994).................
 3.2       Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994)..........................................
 4.1       See the Articles of Incorporation and Bylaws of the Registrant
           (Exhibits 3.1 and 3.2) and the Indenture and related agreements
           (Exhibits 10.1-10.4)..............................................
10.1       Indenture agreement by and between J.M. Peters Company, Inc., as
           Issuer; Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters
           Ranchland, Inc., as Guarantors, and United States Trust Company of
           New York, as Trustee, dated as of May 13, 1994....................
10.2       Warrant Agreement by and between J.M. Peters Company, Inc., and
           United States Trust Company of New York, Warrant Agent, dated as of May 13, 1994...................................................
10.3       Warrant Registration Rights Agreement by and between J.M. Peters
           Company, Inc., and Morgan Stanley & Co. Incorporated dated as of
           May 13, 1994......................................................
10.4       Notes Registration Rights Agreement by and between J.M. Peters
           Company, Inc., and Morgan Stanley & Co. Incorporated dated as of
           May 13, 1994......................................................
21.1       Subsidiaries of the Registrant....................................
23         Consent of Kenneth Leventhal & Company............................
27         Financial Data Schedule...........................................