Form 10-Q
period 1995-05-31
PETERS J M CO INC
filed 1995-07-14
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934


     Commission File Number:  0-15925

                         J.M. PETERS COMPANY, INC.
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                            95-2956559
- -----------------------------------------------------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization           Identification Number)

 4100 MacArthur Blvd.,  Suite 200, Newport Beach, CA     92660
- -----------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)


                         (714) 622-8400
- -----------------------------------------------------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  XX    No
                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class and Title of           Shares Outstanding as of
          Capital Stock                   July 10, 1995
        -----------------               -----------------
   Common Stock, $.10 Par Value             14,995,000

                           J.M. PETERS COMPANY, INC.
                               INDEX TO FORM 10-Q



                                                                                                 Page
                                                                                                 ----
Part I - Financial Information:

   Item 1 - Financial Statements

         Consolidated Balance Sheets -
         May 31, 1995 and February 28, 1995                                                          1

         Consolidated Statements of Operations for the
         Three Months Ended May 31, 1995 and 1994                                                    2

         Consolidated Statements of Cash Flows for the
         Three Months Ended May 31, 1995 and 1994                                                    3

         Notes to Consolidated Financial Statements                                                4-7

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                         8-10

Part II - Other Information:

   Item 5 - Other Information:                                                                      11

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                 May 31,         February 28,
                                                                                  1995               1995
                                                                               (Unaudited)
                                                                               -----------       ------------
Cash and cash equivalents                                                         $12,199            $22,401
Restricted cash                                                                     1,421              1,421
Accounts and notes receivable                                                       3,275              3,818
Residential inventories                                                           167,330            167,807
Plant, property and equipment                                                       6,261              5,891
Prepaid expenses and other assets                                                  13,562             13,837
                                                                                 --------           --------
                                                                                 $204,048           $215,175
                                                                                 ========           ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $17,681            $21,516
Notes payable                                                                      24,046             29,391
Bonds payable                                                                     100,000            100,000
                                                                                 --------           --------
        Total liabilities                                                         141,727            150,907
                                                                                 --------           --------
Minority Interest                                                                   1,850              3,524

Stockholders' equity (deficit):
  Common stock, par value $.10 per share, 30,000,000 shares
      authorized; 14,995,000 issued and outstanding                                 1,500              1,500
  Additional paid-in capital                                                      211,888            211,888
  Accumulated deficit                                                            (152,917)          (152,644)
                                                                                 --------           --------
        Total stockholders' equity                                                 60,471             60,744
                                                                                 --------           --------
                                                                                 $204,048           $215,175
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

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                                                              Three months
                                                                                              ended May 31,
                                                                                          --------------------
                                                                                           1995         1994
                                                                                          -------      -------
Revenue:
  Sales of homes                                                                          $31,703      $30,588
  Sales of land and lots                                                                      733        1,152
  Interest and other income                                                                   704        1,030
                                                                                          -------      -------
                                                                                           33,140       32,770
                                                                                          -------      -------
Costs and expenses:
  Cost of homes                                                                            26,568       24,473
  Cost of land and lots                                                                       442          892
  Selling, general and administrative                                                       6,470        4,545
  Minority Interest                                                                            83        1,531
                                                                                          -------      -------
                                                                                           33,563       31,441
                                                                                          -------      -------
Income/(loss) before income taxes and extraordinary gain                                     (423)       1,329

Provision for (benefit from) income taxes                                                    (150)         462
                                                                                          -------      -------
Income/(loss) before extraordinary gain                                                      (273)         867

Extraordinary gain (net of tax effect)                                                          -        3,075
                                                                                          -------      -------
NET INCOME/(LOSS)                                                                           ($273)      $3,942
                                                                                          =======      =======
Net income/(loss) per common share:
    Before extraordinary gain                                                              ($0.02)       $0.06
    Extraordinary gain                                                                          -         0.20
                                                                                          -------      -------
    Net income/(loss)                                                                      ($0.02)       $0.26
                                                                                          =======      =======
Weighted average number of common shares                                                   14,995       14,995
                                                                                          =======      =======



        The accompanying notes are an integral part of these statements.

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the three months ended May 31,
                                 (In thousands)
                                  (Unaudited)

                                                                                                 1995           1994
                                                                                               --------       --------

        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income/(loss)                                                                      ($273)        $3,942
            Adjustments to reconcile net income (loss) to net
                cash used in operating activities:

                Extraordinary gain                                                                   -         (4,713)
                Depreciation and amortization                                                      308             16
                Decrease in residential inventories                                                477          1,398
                Decrease in receivables, prepaid
                    expenses and other assets                                                      470            341
                Decrease in accounts payable and
                    accrued liabilities                                                         (3,835)           (36)
                                                                                               -------        -------
        NET CASH USED IN OPERATING ACTIVITIES                                                   (2,853)           948
                                                                                               -------        -------
        CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of plant, property and equipment, net                                        (474)        (3,216)
            Decrease (increase) in investment in partnerships                                      144            (14)
                                                                                               -------        -------
        NET CASH USED IN INVESTING ACTIVITIES                                                     (330)        (3,230)
                                                                                               -------        -------
        CASH FLOWS FROM FINANCING ACTIVITIES:
            Bond issue proceeds, net                                                                 -         96,539
            Decrease in minority interest in joint ventures                                     (1,674)       (11,135)
            Principal payments on notes payable, net                                            (5,345)       (20,040)
                                                                                               -------        -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                               (7,019)        65,364
                                                                                               -------        -------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (10,202)        63,082
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        22,401         10,001
                                                                                               -------        -------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $12,199        $73,083
                                                                                               =======        =======
        Supplemental disclosure of non-cash transactions:
           Note payable reduced by debt forgiveness                                                  -         $4,713





        The accompanying notes are an integral part of these statements.

                  J.M. PETERS COMPANY, INC., AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the J.M. Peters Company, Inc., ("Company") Form 10-K for the fiscal year ended February 28, 1995. In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended May 31, 1995, are not necessarily indicative of the results that may be expected for the year ending February 28, 1996.

2.       Notes payable:

         Notes payable at May 31, 1995 and February 28, 1995, are summarized as follows (in thousands):

                                                                           May 31,           February 28,
                                                                            1995                 1995
                                                                           -------           ------------
Promissory note collateralized by
   deeds of trust, including
   interest varying from 8% to
   prime plus 1.5%                                                         $  4,049            $  4,878
Notes payable to banks, including
   interest varying from prime plus
   one percent to prime plus one and
   one-quarter percent, maturing before
   October 1, 1996 secured by certain
   real estate inventories on a
   non-recourse basis                                                        12,923              17,011
Notes payable to banks, including interest
   at prime plus one percent maturing March
   31, 1998 secured by certain real estate
   inventories on a recourse basis                                            4,574               5,002
Promissory note payable to previous owner
   of Clark Wilson secured by Stock Pledge
   Agreement on a non-recourse basis,
   interest at 8% payable based on
   performance of the entity acquired                                         2,500               2,500
                                                                            -------             -------
                                                                            $24,046             $29,391
                                                                            =======             =======

3.  Supplemental Guarantor Information

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

               As Of And For The Three Months Ended May 31, 1995
                                 (In Thousands)
                                  (Unaudited)

                                   J.M. Peters                              Non-                               Total
                                  Company, Inc.    Guarantors(1)    Guarantors(2)    Eliminations(4)    Consolidated
                                  -------------    -------------    -------------    ---------------    ------------
BALANCE SHEET
Cash                                     $6,113        $2,190           $3,896                 $0            $12,199
Inventories                             118,239        24,259           24,832                  0            167,330
Investment in Partnerships
   and subsidiaries (3)                  24,176         1,152                0            (23,476)             1,852
Intercompany advances                    16,785             0                0            (16,785)                 0
Other                                    16,957           708            5,326               (324)            22,667
                                       --------       -------          -------           --------           --------
    Total Assets                       $182,270       $28,309          $34,054           ($40,585)          $204,048
                                       ========       =======          =======           ========           ========
Accounts payable and
  accrued liabilities                    $7,115        $6,302           $4,588              ($324)           $17,681
Intercompany advances                         0         5,891           10,894            (16,785)                 0
Notes payable                           114,684         2,200            7,162                  0            124,046
Minority interest                             0             0                0              1,850              1,850
Shareholders' equity                     60,471        13,916           11,410            (25,326)            60,471
                                       --------       -------          -------           --------           --------
  Total Liabilities
      and Equity                       $182,270       $28,309          $34,054           ($40,585)          $204,048
                                       ========       =======          =======           ========           ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land                $7,481       $13,104          $11,851                 $0            $32,436
  Interest and other
    income, net                             237           113              183                                   533
  Equity in income of
    partnerships and
    subsidiaries (3)                        482            81                0               (392)               171
                                       --------       -------          -------           --------           --------
      Total Revenues                      8,200        13,298           12,034               (392)            33,140
                                       --------       -------          -------           --------           --------
  Cost of homes and land                  6,315        10,756            9,939                                27,010
  Selling, general and
    administrative                        2,479         1,845            2,146                                 6,470
  Minority interest                           0             0                0                 83                 83
                                       --------       -------          -------           --------           --------
  Income (loss) before
    provision (benefit) for
    income taxes                           (594)          697              (51)              (475)              (423)
  Provision (benefit) for
    income taxes                           (321)          248              (77)                                 (150)
                                       --------       -------          -------           --------           --------
  NET INCOME (LOSS)                       ($273)         $449              $26              ($475)             ($273)
                                       ========       =======          =======           ========           ========


                                   J.M. Peters                              Non-                               Total
                                  Company, Inc.    Guarantors(1)    Guarantors(2)    Eliminations(4)    Consolidated
                                  -------------    -------------    -------------    ---------------    ------------
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities                $4,440           $187           ($9,154)            $1,674          ($2,853)
Net cash from (used in)
  investment activities                 (330)             0                 0                  0             (330)
Net cash from (used in)
  financing activities                (3,109)        (1,409)             (827)            (1,674)          (7,019)
                                      ------         ------           --------            ------          -------
Net increase (decrease)
  in cash                              1,001         (1,222)           (9,981)                 0          (10,202)
Cash - beginning of
  period                               5,112          3,412            13,877                  0           22,401
                                      ------         ------           -------             ------          -------
Cash - end of period                  $6,113         $2,190            $3,896                 $0          $12,199
                                      ======         ======           =======             ======          =======

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

         (b) The limited partnership in which J.M. Peters Nevada, Inc., is General Partner:

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

(3) Investments in partnerships and subsidiaries are accounted for by the Company and the Guarantors on the equity method for purposes of the supplemental combining presentation. The following partnerships are not consolidated in the financial statements and are not guarantors:

                 -  Bayhill Escrow, Inc.
                 -  J.M.P. Harbor View, L.P.
                 -  J.M.P. Canyon Estates, L.P.

(4) The elimination entries eliminate investments in subsidiaries, partnerships and intercompany balances.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              FINANCIAL CONDITION

The Company's principal cash requirements are for the acquisition, development, construction and marketing of its residential projects. The need to stage the acquisition and use of raw materials (ie. land) and the need to construct community facilities prior to the start of home construction requires homebuilders such as the Company to commit working capital for longer periods than many traditional manufacturing companies. The Company uses substantial amounts of cash during the construction of homes. This cash is generally obtained from bank borrowings, available cash flow from operations and partners' contributions to joint ventures.

To date, the Company has principally used secured recourse and non-recourse bank financing and financing provided by CalPERS for acquistion, development and construction, with borrowings for individual projects or phases of projects secured by such projects. CalPERS has committed to providing construction financing for two projects (with 150 planned units). The Company is not currently discussing any further projects with CalPERS.

The Company's principal source of bank financing is with Bank One, Arizona, NA ("Bank One"). Currently, the Company has in place a $25 million recourse secured line of credit facility (obtained in May of 1994) with Bank One. At May 31, 1995, the Company had utilized $4.5 million of this facility. Additionally, the Company has in place a $25 million non-recourse secured line of credit facility (obtained in September of 1994) with Bank One. At May 31, 1995, the Company had utilized $12.9 million of this facility. The Company is currently negotiating increases in their credit facilities with Bank One.
These negotiations, if successful, would increase the Company's total contingent availability under all credit facilities with Bank One to $90 million. The Company and/or its subsidiaries also have similar bank financing facilities in place.

For the three months ended May 31, 1995, the Company closed the sale of 245 homes and 3 land lots. The Company, at May 31, 1995, had 466 homes under construction. This construction activity is currently being financed out of Company cash, including proceeds from the sale in May, 1994 of $100 million of 12 3/4% Senior Notes and Warrants (the "Offering"), bank financing and the existing joint ventures with CalPERS. In order to maintain sufficient liquidity, the Company will continue utilizing the bank financing to cover anticipated needs in excess of Company cash for this level of construction activity.

The Company expects that cash flow generated from operations will be sufficient to cover the debt service on the Offering for the foreseeable future.

In June of 1995, the Company named Mr. Anthony M. Laughlin as Vice President and Chief Financial Officer of the Company. Mr. Laughlin headed the Company's internal audit function from 1994 until assuming his current position in June of 1995. Prior to joining the Company in 1994, Mr. Laughlin had provided accounting and consulting services to the Company.

Mr. Gregory R. Petersen served as the Company's Vice President, Secretary, Treasurer and Chief Financial Officer from 1990 until leaving the Company in June, 1995.

                              BALANCE SHEET ITEMS

Cash and cash equivalents decreased to $12.2 million at May 31, 1995 from $22.4 million at February 28, 1995, due to new land acquisitions, new construction activity and the bond interest payment made May 1, 1995.

Property and equipment increased to $6.3 million at May 31, 1995 from $5.9 million at February 28, 1995 due to the Company's improvements of a 45,389 square foot building in Newport Beach, California, which serves as the Company's corporate headquarters.

Accounts payable and other liabilities decreased to $17.7 million at May 31, 1995, from $21.5 million at February 28, 1995. This decrease principally represents the payment of accrued bond interest on May 1, 1995.

Notes payable declined to $24.0 million at May 31, 1995 from $29.4 million at February 28, 1995. The decline resulted from the payoff of notes with proceeds from home closings.

Minority interest declined to $1.9 million at May 31, 1995 from $3.5 million at February 28, 1995. This decline was the result of distributions made from joint ventures which were substantially complete at May 31, 1995.

                             RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1996 COMPARED WITH THE FIRST QUARTER OF FISCAL 1995:

Revenues from housing sales for the first quarter of fiscal 1996 and the first quarter of fiscal 1995 were $31.7 million and $30.6 million, respectively, reflecting an increase of $1.1 million from the corresponding period of fiscal 1995. This 3.6% increase was due to increased home closings. Home closings for the first quarter of fiscal 1996 were 245 versus 193 homes during the first quarter of fiscal 1995. The difference between the magnitude of the increase in home closings and the increase in revenues is the result of a lower average sales price per unit.

Revenues from the sales of land lots for the first quarter of fiscal 1996 decreased to $733 thousand from $1.2 million for the first quarter of the prior year. The land lot sales during the first quarter of fiscal 1996 represents the sale of a parcel in Tarzana, California, as well the sale of 2 land lots in La Quinta, California.

Cost of home sales increased to $26.6 million for the first quarter of fiscal 1996 from $24.5 million for the comparable period of the prior year. The increase was primarily due to the increase in home closings.

Selling, general and administrative expenses for the first quarter of fiscal 1996 totaled $6.5 million, an increase of $1.9 million over the corresponding period of fiscal 1995. This increase was due primarily to the acquisition of Clark Wilson Homes, Inc. ("Wilson") whose selling, general and administrative expense for the first quarter of fiscal 1996 was $1.7 million.

Minority interest expense declined to $83 thousand for the first quarter of fiscal 1996 as compared to $1.5 million for the first quarter of the prior year. The decrease was due to reduced activity in the Company's joint venture projects.

As a result of the foregoing factors, the Company posted a net loss of $273 thousand for the three months ended May 31, 1995 as compared to a net income of $3.9 million for the three months ended May 31, 1994. The net income of $3.9 million for the first quarter of fiscal 1995 included $3.1 million of extraordinary income from the retirement of debt at less than its face value.

For the first quarter of fiscal 1996 the Company recorded 324 net orders (homes contracted for sales less cancellations) on home sales which was 164 homes greater than in the comparable quarter ended May 31, 1994. The Company had 511 homes in its backlog (homes under contract but not closed) at May 31, 1995, which was an increase of 239 homes over the Company's backlog at May 31, 1994. The increase is due to increased construction starts and the acquisition of Clark Wilson Homes, Inc.

                          PART II - OTHER INFORMATION


Item 5. -        OTHER INFORMATION

Effective June 16, 1995, Anthony Laughlin, Certified Public Accountant assumed the office of Vice President, Chief Financial Officer and Secretary of the Company. Mr. Laughlin served as the head of the Company's internal audit department prior to assuming his current position. Mr. Laughlin replaces Gregory R. Petersen, who served as Vice President, Chief Financial Officer, Secretary and Treasurer from 1990 until leaving the Company in June of 1995. Mr. James Cederquist has replaced Mr. Petersen as the Treasurer of the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  J.M. PETERS COMPANY, INC.


Date:  July 14, 1995              BY: /S/ HADI MAKARECHIAN
                                      ----------------------------
                                      Hadi Makarechian, Chairman and
                                      Chief Executive Officer



Date:  July 14, 1995              BY:/S/ANTHONY M. LAUGHLIN
                                     ---------------------------------
                                      Anthony M. Laughlin, Vice
                                      President and Chief Financial
                                      Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                       Sequential
Exhibit Number                       Description                       Page Number
- --------------                       -----------                       -----------
    27                            Financial Data Schedule