Form 10-Q
period 1995-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 1995-10-13
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended August 31, 1995

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


Commission File Number:  0-15925


                        CAPITAL PACIFIC HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Delaware                            95-2956559
--------------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization            Identification Number)


        4100 MacArthur Blvd.,  Suite 200, Newport Beach, CA      92660
--------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)


                                (714) 622-8400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  XX    No
                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class and Title of           Shares Outstanding as of
                 Capital Stock                  October 10, 1995
           ----------------------------      ------------------------
          Common Stock, $.10 Par Value             14,995,000

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                       Page
                                                                       ----
Part I - Financial Information:

   Item 1 - Financial Statements

     Consolidated Balance Sheets -
     August 31, 1995 and February 28, 1995                               1

     Consolidated Statements of Operations for the
     Three Months Ended August 31, 1995 and 1994 and                     2
     the Six Months Ended August 31, 1995 and 1994

     Consolidated Statements of Cash Flows for the
     Six Months Ended August 31, 1995 and 1994                           3

     Notes to Consolidated Financial Statements                        4-8


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations             9-11


Part II - Other Information:

   Item 4 - Submission of matters to a vote of Security
            Holders                                                     12

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                         August 31,
                                                                            1995              February 28,
                                                                         (Unaudited)              1995
                                                                         -----------          ------------
Cash and cash equivalents                                                 $ 16,976              $ 22,401
Restricted cash                                                              1,318                 1,421
Accounts and notes receivable                                                2,970                 3,818
Residential inventories                                                    193,452               167,807
Plant, property and equipment                                                6,451                 5,891
Prepaid expenses and other assets                                           13,154                13,837
                                                                          --------              --------
                                                                          $234,321              $215,175
                                                                          ========              ========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                  $ 25,660              $ 21,516
Notes payable                                                               44,692                29,391
Bonds payable                                                              100,000               100,000
                                                                          --------              --------
        Total liabilities                                                  170,352               150,907
                                                                          --------              --------

Minority Interest                                                            3,724                 3,524

Stockholders' equity (deficit):
  Common stock, par value $.10 per share, 30,000,000 shares
      authorized; 14,995,000 issued and outstanding                          1,500                 1,500

  Additional paid-in capital                                               211,888               211,888
  Accumulated deficit                                                     (153,143)             (152,644)
                                                                          --------              --------
        Total stockholders' equity                                          60,245                60,744
                                                                          --------              --------
                                                                          $234,321              $215,175
                                                                          ========              ========





       The accompanying notes are an integral part of these statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                           Three months                         Six months
                                                          ended August 31,                    ended August 31,
                                                      ------------------------            ------------------------
                                                       1995             1994               1995             1994
                                                      -------          -------            -------          -------
Revenue:
  Sales of homes                                      $27,637          $31,050            $59,340          $61,638
  Sales of land and lots                                    -            1,140                733            2,292
  Interest and other income                               779             1062               1483             2092
                                                      -------          -------            -------          -------
                                                       28,416           33,252             61,556           66,022
                                                      -------          -------            -------          -------
Costs and expenses:
  Cost of homes                                        23,004           25,241             49,544           49,714
  Cost of land and lots                                     -              907                470            1,799
  Selling, general and administrative                    5722             4609              12192             9154
  Minority Interest                                        41            1,902                124            3,433
                                                      -------          -------            -------          -------
                                                       28,767           32,659             62,330           64,100
                                                      -------          -------            -------          -------
Income (loss) before income taxes
    and extraordinary gain                               (351)             593               (774)           1,922

Provision (benefit) for income taxes                     (125)             237               (275)             699
                                                      -------          -------            -------          -------
Income (loss) before extraordinary gain                  (226)             356               (499)            1223

Extraordinary gain (net of tax effect)                      -                -                  -            3,075
                                                      -------          -------            -------          -------
NET INCOME/(LOSS)                                     $  (226)         $   356            $  (499)         $ 4,298
                                                      =======          =======            =======          =======

Net income/(loss) per common share:
  Before extraordinary gain                           $ (0.01)         $  0.02            $ (0.03)         $  0.08
  Extraordinary gain                                     0.00             0.00               0.00             0.20
                                                      -------          -------            -------          -------
  Net income/(loss)                                   $ (0.01)         $  0.02            $ (0.03)         $  0.28
                                                      =======          =======            =======          =======

Weighted average number of common shares               14,995           14,995             14,995           14,995
                                                      =======          =======            =======          =======





       The accompanying notes are an integral part of these statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                      For the six months ended
                                                                                             August 31,
                                                                                    ----------------------------
                                                                                      1995                1994
                                                                                    --------             -------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                                             $   (499)            $  4,298
       Adjustments to reconcile net income (loss) to net
           cash used in operating activities:

           Extraordinary gain                                                             -               (4,713)
           Depreciation and amortization                                                645                  109
           Increase in residential inventories                                      (25,645)             (51,090)
           Decrease in receivables, prepaid
               expenses and other assets                                              1,123               (2,012)
           Decrease in accounts payable and
               accrued liabilities                                                    4,144                3,670
                                                                                   --------             --------
   NET CASH USED IN OPERATING ACTIVITIES                                            (20,232)             (49,738)
                                                                                   --------             --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of plant, property and equipment, net                                  (764)              (3,370)
       Decrease (increase) in investment in partnerships                                 70                  (14)
                                                                                   --------             --------
   NET CASH USED IN INVESTING ACTIVITIES                                               (694)              (3,384)
                                                                                   --------             --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Bond issue proceeds, net                                                           -               96,287
       Increase (decrease) in minority interest in joint ventures                       200               (9,245)
       Borrowings from (payments to) notes payable, net                              15,301              (18,046)
                                                                                   --------             --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         15,501               68,996
                                                                                   --------             --------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (5,425)              15,874
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  22,401               10,001
                                                                                   --------             --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 16,976             $ 25,875
                                                                                   ========             ========
   Supplemental disclosure of non-cash transactions:
      Note payable reduced by debt forgiveness                                            -             $  4,713




       The accompanying notes are an integral part of these statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the fiscal year ended February 28, 1995 of Capital Pacific Holdings, Inc. (the "Company") filed under the Company's former name J.M. Peters Company, Inc.
In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended
August 31, 1995, are not necessarily indicative of the results that may be expected for the year ending February 29, 1996.

2.   Notes payable:

     Notes payable at August 31, 1995 and February 28, 1995, are summarized as follows (in thousands):

                                                August 31,    February 28,
                                                   1995           1995
                                                ----------    ------------
Promissory note collateralized by
   deeds of trust, including
   interest varying from 8% to
   prime plus 1.5%                                $ 2,946        $ 4,878
Notes payable to banks, including
   interest varying from prime plus
   one percent to prime plus one and
   one-quarter percent, maturing before
   October 1, 1996 secured by certain
   real estate inventories on a
   non-recourse basis                              16,228         17,011
Notes payable to banks, including interest
   at prime plus one percent maturing March
   31, 1998 secured by certain real estate
   inventories on a recourse basis                 23,018          5,002
Promissory note payable to previous owner
   of Clark Wilson secured by Stock Pledge
   Agreement on a non-recourse basis,
   interest at 8% payable based on
   performance of the entity acquired               2,500          2,500
                                                  -------        -------
                                                  $44,692        $29,391
                                                  =======        =======

3.   Supplemental Guarantor Information

     In connection with the offering in fiscal 1995 of $100,000,000 in senior unsecured notes (the "Offering"), the Company and certain of its wholly-owned subsidiaries (Guarantors) jointly, severally, fully and unconditionally guaranteed such notes. Supplemental condensed combined financial information of the Company, Guarantors and non-guarantors is presented as follows. As discussed in Note 3 in Notes To Supplemental Guarantor Information, these financial statements are prepared using the equity method of accounting for the Company's and the Guarantors' investments in subsidiaries and partnerships. This supplemental financial information should be read in conjuction with the consolidated financial statements.

               As Of And For The Six Months Ended August 31, 1995
                                 (In Thousands)
                                  (Unaudited)

                              Capital Pacific                                 Non-                                 Total
                               Holdings, Inc.       Guarantors(1)    Guarantors(2)    Eliminations(4)       Consolidated
                              ---------------       -------------    -------------    ---------------       ------------
BALANCE SHEET
Cash                                 $ 12,839             $   686          $ 3,451           $      0           $ 16,976
Inventories                           137,062              25,112           31,278                               193,452
Investment in Partnerships
   and subsidiaries (3)                26,252               1,050               38            (25,461)             1,879
Intercompany advances                  21,576                   0                0            (21,576)                 0
Other                                  16,782                 760            4,036                436             22,014
                                     --------             -------          -------           --------           --------
    Total Assets                     $214,511             $27,608          $38,803           $(46,601)          $234,321
                                     ========             =======          =======           ========           ========
Accounts payable and
  accrued liabilities                $ 17,386             $ 4,211          $ 4,476           $   (413)          $ 25,660
Intercompany advances                       0               6,571           15,005            (21,576)                 0
Notes payable                         136,880               1,667            6,145            144,692
Minority interest                           0                   0                0              3,724              3,724
Shareholders' equity                   60,245              15,159           13,177            (28,336)            60,245
                                     --------             -------          -------           --------           --------
  Total Liabilities & Equity         $214,511             $27,608          $38,803           $(46,601)          $234,321
                                     ========             =======          =======           ========           ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land            $  8,154             $25,967          $25,952           $      0           $ 60,073
  Interest and other
    income, net                           476                 148              523                                 1,147
  Equity in income of
    partnerships and
    subsidiaries (3)                    1,371                 117               38             (1,190)               336
                                     --------             -------          -------           --------           --------
      Total Revenues                   10,001              26,232           26,513             (1,190)            61,556
                                     --------             -------          -------           --------           --------
  Cost of homes and land                7,088              21,406           21,520                                50,014
  Selling, general and
    administrative                      4,278               3,480            4,434                                12,192
  Minority interest                         0                   0                0                124                124
                                     --------             -------          -------           --------           --------
  Income (loss) before
    provision (benefit) for
    income taxes                       (1,365)              1,346              559             (1,314)              (774)
  Provision (benefit) for
    income taxes                         (866)                478              113                                  (275)
                                     --------             -------          -------           --------           --------
  NET INCOME (LOSS)                  $   (499)            $   868          $   446           $ (1,314)          $   (499)
                                     ========             =======          =======           ========           ========

                               Capital Pacific                                 Non-                                  Total
                                Holdings, Inc.      Guarantors(1)     Guarantors(2)       Eliminations(4)     Consolidated
                               ---------------      -------------     -------------       ---------------     ------------
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities                $(10,822)          $  (784)         $ (8,426)                $(200)         $(20,232)
Net cash from (used in)
  investment activities                   (538)                0              (156)                    0              (694)
Net cash from (used in)
  financing activities                  19,087            (1,942)           (1,844)                  200            15,501
                                      --------           -------          --------                 -----          --------
Net increase (decrease)
  in cash                                7,727            (2,726)          (10,426)                    0            (5,425)
Cash - beginning of
  period                                 5,112             3,412            13,877                     0            22,401
                                      --------           -------          --------                 -----          --------
Cash - end of period                  $ 12,839           $   686          $  3,451                 $   0          $ 16,976
                                      ========           =======          ========                 =====          ========


                  NOTES TO SUPPLEMENTAL GUARANTOR INFORMATION


(1) Guarantors are Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland Company, Inc., all wholly-owned subsidiaries of Capital Pacific Holdings, Inc.

(2)   The non-guarantors are:

      (a) The limited partnerships in which Peters Ranchland Company, Inc., is General Partner:

           -  Ranchland Alicante Development, L.P.
           -  Ranchland Montilla Development, L.P.
           -  Ranchland Fairway Estates Development, L.P.
           -  Ranchland Portola Development, L.P.

      (b)  The limited partnerships in which Capital Pacific
           Holdings, Inc., is General Partner:

           -  Peters Walnut Estates

      (c) The limited partnership in which J.M. Peters Nevada, Inc., is General Partner:

           -  Taos Estates, L.P.

      (d) The limited partnerships in which J.M. Peters California, Inc., is a General Partner:

           -  J.M.P. Mulholland Estates I
           -  J.M.P. Mulholland Estates II

      (e)  Certain wholly-owned subsidiaries of Capital Pacific Holdings, Inc.:

           -  Newport Design Center, Inc.
           -  Capital Pacific Communities, Inc.
           -  Durable Homes ofCalifornia, Inc.
           -  Capital Pacific Mortgage, Inc.
           -  J.M. Peters Arizona, Inc.
           -  Clark Wilson Homes, Inc. (will become a guarantor in fiscal year
              1996)
           -  Fairway Financial Corporation
           -  Parkland Estates, Inc.
           -  J.M. Peters California, Inc.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                              FINANCIAL CONDITION

In August 1995 the Company successfully completed negotiations with its principal bank lender increasing total contingent availability under all credit facilities with the bank from $50 million to $90 million. As of August 31, 1995 the Company has in place three separate facilities (the "Facilities") with the bank as follows:

      -  $25 million Non-Recourse Secured Acquisition and
         Development line of credit ("A & D")

      -  $40 million Recourse Secured Production line of credit
         ("Recourse Production Line")

      - $25 million Non-Recourse Secured Production line of credit ("Non-Recourse Production Line")

At August 31, 1995 the Company had utilized $11.4 million of the A & D Line, $23.0 million of the Recourse Production Line and none of the Non-Recourse Production Line. The availability of the Facilities is limited by covenants in the Indenture governing the Offering and in the agreements governing the Facilities. In addition to the principal bank lines, the Company has separate non-recourse lines for the operations in Nevada and Texas.

For the six months ended August 31, 1995, the Company closed the sale of 469 homes and 3 land lots. The Company, at August 31, 1995 had in excess of 700 homes under construction. This construction activity is currently being financed out of Company cash, bank financing and the existing joint ventures with CalPERS. The Company anticipates that it will continue to utilize bank financing to cover liquidity needs in excess of Company cash in the event this approximate level of construction activity continues.

The Company expects that cash flow generated from operations will be sufficient to cover the debt service on the Offering for the foreseeable future.

                              BALANCE SHEET ITEMS

Cash and cash equivalents decreased to $17.0 million at August 31, 1995 from $22.4 million at February 28, 1995 due to the increased construction activity net of additional construction loan borrowings. The Company anticipates that the level of cash and financing available is sufficient to meet its needs in the near term.

Residential inventories increased from $167.8 million at February 28, 1995 to $193.4 million at August 31, 1995. The increase is due to the progress made on the over 700 residential homes under construction.

Due to the increased construction activity, accounts payable and accrued liabilities increased to $25.7 million at August 31, 1995 from $21.5 million at February 28, 1995. Notes payable increased from $29.4 million at February 28, 1995 to $44.7 million at August 31, 1995 due principally to increased construction borrowing.

                             RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1996 COMPARED WITH THE SECOND QUARTER OF FISCAL 1995:

Revenues from housing sales for the second quarter of fiscal 1996 and the second quarter of fiscal 1995 were $27.6 million and $31.1 million, respectively, reflecting a decrease of $3.5 million from the corresponding period of fiscal 1995. Home closings for the second quarter of fiscal 1996 were 211 versus 172 homes during the second quarter of fiscal 1995. While unit closings increased, the decreased revenues represent the lower average sales prices in the Nevada and Texas operations compared to California. In addition, the Company closed 13 homes in unconsolidated joint venture operations during the second quarter of fiscal 1996.

Cost of sales for the three months ended August 31, 1995 was $23.0 million versus $25.2 million for the three months ended August 31, 1994. These figures result in a gross profit margin of 16.8 percent in fiscal 1996 as compared to
18.7 percent in fiscal 1995. Selling, general and administrative expense increased $1.1 million or 24% for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. This increase is due to the acquisition of Clark Wilson Homes, Inc. ("Clark Wilson") in September of 1994. Clark Wilson added $1.8 million of sales, general and administrative expense to the consolidated group.

Minority interest expense was $41 thousand for the second quarter of fiscal 1996 compared to $1.9 million for the second quarter of fiscal 1995. The decrease was due to the decreased number of closings in the Company's consolidated joint venture projects. Because of adequate financing, the Company has not entered into any new joint venture arrangements.

As a result of the foregoing factors the Company posted a net loss of $226 thousand for the three months ended August 31, 1995 compared to net income of $356 thousand for the three months ended August 31, 1994.

For the second quarter of fiscal 1996 the Company recorded 234 net orders on homes contracted for sales, less cancellations which was 112 homes greater than in the comparable quarter of fiscal 1995. The Company had 521 homes in its backlog (homes under contract but not closed) at August 31, 1995, which was an increase of 299 homes over the Company's backlog at August 31, 1994.

FIRST SIX MONTHS OF FISCAL 1996 COMPARED WITH THE FIRST SIX MONTHS OF FISCAL
1995:

Revenues from housing sales for the first six months of fiscal 1996 and the first six months of fiscal 1995 were $59.3 million and $61.6 million, respectively, reflecting a decrease of $2.3 million from the corresponding period of fiscal 1995. Home closings for the first six months of fiscal 1996 were 437 versus 365 homes during the first six months of fiscal 1995. While unit closings increased, the decreased revenues represent the lower average sales prices in the Nevada and Texas operations compared to California. In addition, the Company closed 32 homes in unconsolidated joint venture operations during the first six months of fiscal 1996. Due to substantial rainfall in the winter and spring, California home starts were delayed. As a result, home closings in California were reduced in the first six months of fiscal 1996.

Cost of sales for the six months ended August 31, 1995 was $49.5 million versus $49.7 million for the six months ended August 31, 1994. These figures result in a gross profit margin of 16.5 percent in fiscal 1996 as compared to 19.3 percent in fiscal 1995.

Selling, general and administrative expense increased $3.0 million or 33% for the first six months of fiscal 1996 as compared to the first six months of fiscal 1995. This increase is due to the acquisition of Clark Wilson in September of 1994. Clark Wilson added $3.5 million of sales, general and administrative expense to the consolidated group during the first six months of fiscal 1996.

Minority interest expense was $124 thousand for the six months ended August 31, 1995 compared to $3.4 million for the six months ended August 31, 1994. The decrease was due to the decreased number of closings in the Company's consolidated joint venture projects.

The Company posted no extraordinary gain for the six months ended August 31, 1995. An extraordinary gain of approximately $4.7 million ($3.1 million net of income taxes) was recorded for the six month period ended August 31, 1994 resulting from the retirement of a construction loan and interest due thereon at less than the book amount of the liability.

As a result of the foregoing factors the Company posted a net loss of $499 thousand for the six months ended August 31, 1995 compared to net income of $4.3 million for the six months ended August 31, 1994.

For the first six months of fiscal 1996 the Company recorded 558 net orders on homes contracted for sales, less cancellations which was 276 homes greater than in the comparable period of fiscal 1995. The Company had 521 homes in its backlog (homes under contract but not closed) at August 31, 1995, which was an increase of 299 homes over the Company's backlog at August 31, 1994.

                          PART II - OTHER INFORMATION


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of the Company held on July 26, 1995 the following directors were elected to serve until the next meeting at which directors are elected: Hadi Makarechian, Dale Dowers, Karlheinz M. Kaiser, Allan L. Acree, and William A. Funk. In addition, the shareholders approved a Stock Incentive Plan enabling the Company to grant to key employees of the Company and its affiliates and to directors shares, options to purchase shares and stock appreciation rights. The proposal to approve the Stock Incentive Plan received 14,838,677 votes for, 21,961 votes against, and 0 votes were withheld. There were 12,350 abstentions and 122,012 broker non-votes as to such matter. In addition, at the meeting the shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company to Capital Pacific Holdings, Inc. The proposal to approve the name change received 13,845,164 votes for, 116,633 votes against, and 0 votes were withheld. There were 5,350 abstentions and 1,027,853 broker non-votes as to such matter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CAPITAL PACIFIC HOLDINGS, INC.


Date:  October 10, 1995            BY: /S/ HADI MAKARECHIAN
                                       -------------------------------------
                                       Hadi Makarechian, Chairman and
                                       Chief Executive Officer



Date:  October 10, 1995            BY: /S/ ANTHONY M. LAUGHLIN
                                       -------------------------------------
                                       Anthony M. Laughlin, Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                           Sequential
Exhibit Number               Description                   Page Number
--------------               -----------                   -----------
      27               Financial Data Schedule
