Form 10-K/A
period 1995-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1995-12-29
CIK 813945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K


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

                        4100 MACARTHUR BLVD., SUITE 200
                           NEWPORT BEACH, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                          THE AMERICAN STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -     -

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

     At May 19, 1995, there were 14,995,000 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                   HOMES              AVAILABLE FOR
                                            UNDER CONSTRUCTION           FUTURE
   NAME AND       TOTAL       UNITS             AT 2/28/95            CONSTRUCTION       UNITS
  LOCATION OF     UNITS     REMAINING    -------------------------   ---------------   CLOSED IN     AVG. PRICE       START OF
    PROJECT      PLANNED    AT 2/28/95   SOLD    MODEL    SPEC(a)    SOLD    UNSOLD     FY 1995     OF HOMES(b)     CONSTRUCTION
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

                                                      HOMES UNDER        AVAILABLE FOR
                                                      CONSTRUCTION          FUTURE        UNITS
          NAME AND             TOTAL     UNITS         AT 2/28/95       CONSTRUCTION(a)  CLOSED
         LOCATION OF           UNITS   REMAINING  --------------------  ---------------    IN     AVG. PRICE     START OF
           PROJECT            PLANNED  AT 2/28/95 SOLD  MODEL  SPEC(b)   SOLD   UNSOLD   FY 1995  OF HOMES(c)  CONSTRUCTION
----------------------------- -------  ---------  ----  -----  -------  ------  -------  -------  -----------  ------------
Cat Hollow
Round Rock
Williamson County............     97        81     12      2      11      10       46        16    $ 148,000       FY94
Circle C Ranch
Austin
Travis County................    133        48      7      0       5       2       34        71      146,250       FY93
Cypress Creek
Cedar Park
Williamson County............     45        28      2      1       6       0       19        17      158,000       FY94
McKinney Park(d)
Austin
Travis County................     57        46      0      0       2       1       43        11      110,000       FY94
Meadows at Chandler
Round Rock
Travis County................     44         1      1      0       0       0        0        25       97,000       FY93
North Park
Pflugerville
Travis County................     86        34      6      0       8       8       12        52      135,000       FY93
Ranch at Cypress
Cedar Park
Williamson County............    102        97     10      1      11       6       69         5      150,000       FY94
Springbrook
Round Rock
Travis County................    206        95      4      0       4       5       82        49      135,000       FY94
Springfield
Austin
Travis County................     73         1      0      0       1       0        0        32      105,000       FY94
Lake Pointe
Austin
Travis County................     89        89      0      0       0       0       89         0      230,000       FY95
The Settlement
Round Rock
Williamson County............     60        60      2      1       6       2       49         0      115,000       FY94
Windermere Park
Pflugerville
Travis County................    139         7      3      0       3       1        0        31      120,000       FY93

                              -------  ---------  ----  -----     --      --    -------  -------  -----------     -----
TOTALS.......................  1,131       587     47      5      57      35      443       309(e)
                              =======  =========  ====  =====    ===      ==    =======  =======  ===========    =====

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

                                                                       AVAILABLE FOR
                                                    HOMES UNDER            FUTURE       UNITS
    NAME AND             TOTAL      UNITS     CONSTRUCTION AT 2/28/95   CONSTRUCTION    CLOSED
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

     The following table sets forth the estimated number of lots owned, under option and controlled as of February 28, 1995:

                        ESTIMATED NUMBER OF HOUSING UNITS THAT COULD BE
                         CONSTRUCTED ON LAND CONTROLLED AS OF FEBRUARY
                                          28, 1995(a)
                        ------------------------------------------------
                                    UNDER
       REGION           OWNED     OPTION(b)     CONTROLLED(c)     TOTAL
--------------------    -----     ---------     -------------     ------
Southern
  California........    1,233        365               49          1,647
Nevada                   847         193               --          1,040
Texas                    170         417              284            871
Arizona                  233          --               --            233
                        -----        ---           ------          -----
                        2,483        975              333          3,791
                        =====       ====           ======          =====

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

                                                                              ENDING BACKLOG
                                                       NET NEW     HOMES     -----------------
                                                       ORDERS      CLOSED    UNITS     ($000S)
                                                       -------     -----     -----     -------
    Fiscal Year 1994
      1st Quarter....................................     46         17       121      $36,918
      2nd Quarter....................................     52         15       158       47,893
      3rd Quarter....................................    163        165       295(a)    54,054
      4th Quarter....................................    217        207       305       55,816
                                                       -------     -----
              Total Fiscal Year 1994.................    478        404
                                                       ======      =====
    Fiscal Year 1995
      1st Quarter....................................    167        193       279      $55,073
      2nd Quarter....................................    116        172       223       44,465
      3rd Quarter....................................    217        252       304(b)    54,777
      4th Quarter....................................    335        207       432       95,940
                                                       -------     -----
              Total Fiscal Year 1995.................    835        824
                                                       ======      =====

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


     On December 17 and 22, 1994, in San Diego Superior Court, a jury delivered a verdict of $2.2 million compensatory and $1.0 million punitive damages against the Company in connection with certain sales activities occurring in 1989 and 1990, at least two years prior to the Acquisition by current management in 1992. The plaintiffs, the owners of 39 lots in the Penasquitos Westridge development in San Diego County, a project which the Company developed starting in 1988, alleged that sales representatives promised that prices would not be reduced and that the sales prices were in fact reduced shortly after the owners purchased their homes. On January 26, 1995, the Company and plaintiffs agreed to settle the lawsuit for $2.3 million. This amount (net of tax benefits and a previously established reserve of $350,000) was charged against the Company's third quarter earnings resulting in a net loss for that quarter.


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

                FISCAL 1996                                            HIGH       LOW
                -----------                                           ------     -----
        First Quarter (through May 15, 1995)......................    $ 2.88     $2.00
                FISCAL 1995
                -----------
        Fourth Quarter............................................      3.00      2.00
        Third Quarter.............................................      3.00      1.88
        Second Quarter............................................      4.00      2.63
        First Quarter.............................................      3.94      2.63
                FISCAL 1994
                -----------
        Fourth Quarter............................................      4.00      2.75
        Third Quarter.............................................      3.75      2.38
        Second Quarter............................................      3.00      2.50
        First Quarter.............................................      3.75      2.69
                FISCAL 1993
                -----------
        Fourth Quarter............................................      3.50      1.88
        Third Quarter.............................................      3.25      2.25
        Second Quarter............................................      4.00      2.00
        First Quarter.............................................      4.25      1.25

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

                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                      AMOUNTS AND OPERATING DATA)
                                         ------------------------------------------------------
                                                          LAST DAY OF FEBRUARY
                                         ------------------------------------------------------
                                           1991        1992       1993        1994       1995
                                         ---------   --------   ---------   --------   --------
INCOME STATEMENT DATA:
Total revenues.........................  $ 215,535   $184,944   $  75,702   $ 91,066   $143,089
Cost and expenses:
  Cost of homes and land...............    184,672    170,329      68,257     73,348    112,152
  Adjustments to carrying value of real
     estate projects and investments in
     partnerships......................     84,327     56,016      75,476         --         --
  Adjustment to costs in excess of net
     assets acquired...................     18,951         --          --         --         --
  Interest expense.....................     12,006     14,691       8,538        418         --
  Selling, general and
     administrative....................     26,213     15,579       9,764     12,322     22,314
                                         ---------   --------   ---------   --------   --------
          Total costs and expenses.....    326,169    256,615     162,035     86,088    134,466
Minority interest......................         --         --          --      4,332      5,883
                                         ---------   --------   ---------   --------   --------
Income (loss) before income taxes and
  extraordinary items..................   (110,634)   (71,671)    (86,333)       646      2,740
Income tax (benefit) expense...........     (2,653)   (13,895)     (1,792)        --        873
                                         ---------   --------   ---------   --------   --------
Income (loss) before extraordinary
  items................................   (107,981)   (57,776)    (84,541)       646      1,867
Extraordinary items:
  Extraordinary charge for litigation
     judgement, net of tax benefit.....         --         --          --         --     (1,293)
  Extraordinary gain for debt retired
     at less than face value, net of
     taxes.............................         --         --          --      4,268      3,075
                                         ---------   --------   ---------   --------   --------
Net income (loss)......................  $(107,981)  $(57,776)  $ (84,541)  $  4,914   $  3,649
                                         =========   ========   =========   ========   ========
Net income (loss) per common share:
Before extraordinary items.............     $(7.72)    $(4.13)     $(6.05)     $ .04      $ .12
Extraordinary items....................         --         --          --        .30        .12
                                            ------     ------      ------      -----      -----
Net income (loss) per share(1).........     $(7.72)    $(4.13)     $(6.05)     $ .34      $ .24
                                            ======     ======      ======      =====      =====

                                                      AT THE LAST DAY OF FEBRUARY
                                         ------------------------------------------------------
                                           1991        1992       1993        1994       1995
                                         ---------   --------   ---------   --------   --------
BALANCE SHEET DATA:
Residential inventories................  $ 395,484   $224,566   $  99,636   $105,696   $167,807
Total assets...........................    410,963    250,822     115,551    121,954    215,175
Notes payable..........................    160,638     59,165      38,433     34,709     29,391
Senior Unsecured Notes Payable.........         --         --          --         --    100,000
Due to parent..........................    205,121    204,138       1,702         --         --
Stockholders' equity...................     32,169    (25,607)     48,015     55,594     60,744
OPERATING DATA (in units):
Homes closed...........................        541        395         115        404        824(2)
Homes contracted for...................        430        326         126        478        835(3)
Homes in backlog.......................        150         81          92        305        432

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

                                          KENNETH LEVENTHAL & COMPANY

Newport Beach, California
February 24, 1995

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      FEBRUARY 28,     FEBRUARY 28,
                                                                          1994             1995
                                                                      ------------     ------------
CASH AND CASH EQUIVALENTS...........................................   $   10,001       $   22,401
RESTRICTED CASH.....................................................        1,483            1,421
ACCOUNTS AND NOTES RECEIVABLE.......................................        1,650            3,818
REAL ESTATE PROJECTS................................................      105,696          167,807
PREPAID EXPENSES AND OTHER ASSETS...................................        3,124           19,728
                                                                      ------------     ------------
               TOTAL ASSETS.........................................   $  121,954       $  215,175
                                                                        =========        =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES............................   $   17,692       $   21,516
NOTES PAYABLE.......................................................       34,709           29,391
SENIOR UNSECURED NOTES PAYABLE......................................           --          100,000
                                                                      ------------     ------------
          Total liabilities.........................................       52,401          150,907
                                                                      ------------     ------------
COMMITMENTS AND CONTINGENCIES.......................................
MINORITY INTEREST IN JOINT VENTURES.................................       13,959            3,524
                                                                      ------------     ------------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.10 per share;
     15,000,000 and 30,000,000 shares authorized in 1994 and 1995,
     respectively; 14,995,000 issued and outstanding................        1,500            1,500
  Additional paid-in capital........................................      210,387          211,888
  Accumulated deficit...............................................     (156,293)        (152,644)
                                                                      ------------     ------------
          Total stockholders' equity................................       55,594           60,744
                                                                      ------------     ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $  121,954       $  215,175
                                                                        =========        =========

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

     The allocation of purchase price at September 1, 1994, was as follows (in thousands):

        Cash and cash equivalents..........................................  $    95
        Real estate inventories............................................   11,055
        Other assets.......................................................    1,362
        Goodwill...........................................................    3,803
        Accounts payable and other liabilities.............................   (2,759)
        Notes payable......................................................   (7,425)
                                                                              ------
          Total............................................................  $ 6,131
                                                                              ======

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


     On December 17 and 22, 1994, in San Diego Superior Court, a jury delivered a verdict of $2.2 million compensatory and $1.0 million punitive damages against the Company in connection with certain sales activities occurring in 1989 and 1990, at least two years prior to the Acquisition by current management in 1992. The plaintiffs, the owners of 39 lots in the Penasquitos Westridge development in San Diego County, a project which the Company developed starting in 1988, alleged that sales representatives promised that prices would not be reduced and that the sales prices were in fact reduced shortly after the owners purchased their homes. On January 26, 1995, the company and plaintiffs agreed to settle the lawsuit for $2.3 million. This amount (net of tax benefits and a previously established reserve of $350,000) was charged against the Company's third quarter earnings resulting in a net loss for that quarter.


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
                                                 =======   ========   =======   =======   ========

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement filed with the Commission on June 16, 1995.



ITEM 11.  EXECUTIVE COMPENSATION



     The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Commission on June 16, 1995.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Commission on June 16, 1995.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement filed with the Commission on June 16, 1995.


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

        2.  Exhibits.

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------
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

EXHIBIT
NUMBER                                       DESCRIPTION
 10.2     Warrant Agreement by and between J.M. Peters Company, Inc., and United States
          Trust Company of New York, Warrant Agent, dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for
          the fiscal year ended February 28, 1994).
 10.3     Warrant Registration Rights Agreement by and between J.M. Peters Company, Inc., and Morgan Stanley & Co. Incorporated dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1994).
 10.4     Notes Registration Rights Agreement by and between J.M. Peters Company, Inc., and
          Morgan Stanley & Co. Incorporated dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1994).
*21.1     Subsidiaries of the Registrant.
  *23     Consent of Kenneth Leventhal & Company.
  *27     Financial Data Schedule.


---------------


* Previously filed.


     (b) Reports on Form 8-K.

     On December 1, 1994, Registrant filed a report on Form 8-K dated November 30, 1994. Items reported on this Form 8-K were:

         -- Item 2.  Acquisition or Disposition of Assets.

         -- Item 7.  Financial Statements, Pro Forma Financial Information and
                     Exhibits.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on December 29, 1995.



                                          CAPITAL PACIFIC HOLDINGS, INC.
                                          (formerly known as
                                          J.M. PETERS COMPANY, INC.)


                                          By     /s/  HADI MAKARECHIAN*
                                            -----------------------------------
                                                      Hadi Makarechian
                                                 Chairman of the Board and
                                                  Chief Executive Officer



Date: December 29, 1995



     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Dale Dowers and Anthony M. Laughlin, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully and to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue of the powers herein granted.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                   SIGNATURE                                TITLE                   DATE
-----------------------------------------------  --------------------------- --------------------
             /s/  HADI MAKARECHIAN*              Chairman of the Board        December 29, 1995
      -------------------------------------        and Chief Executive
               Hadi Makarechian                    Officer
                                                   (Principal Executive
                                                   Officer)

                /s/  DALE DOWERS                 Director, President and      December 29, 1995
      -------------------------------------        Chief Operating Officer
                  Dale Dowers

            /s/  ANTHONY M. LAUGHLIN             Vice President, Chief        December 29, 1995
      -------------------------------------        Financial
              Anthony M. Laughlin                  Officer and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

              /s/  WILLIAM FUNK*                 Director                     December 29, 1995
      -------------------------------------
                 William Funk

                                                 Director                     December 29, 1995
      -------------------------------------
                Allan L. Acree

              /s/  KARL KAISER*                  Director                     December 29, 1995
      -------------------------------------
                 Karl Kaiser


---------------

* Executed by Dale Dowers as substitute attorney-in-fact.