Form 10-Q
period 1995-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 1996-01-16
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


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


        Class and Title of                Shares Outstanding as of
          Capital Stock                       January 10, 1996
   ----------------------------           ------------------------
   Common Stock, $.10 Par Value                  14,995,000

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q



                                                                      Page
                                                                      ----
Part I - Financial Information:

   Item 1 - Financial Statements

         Consolidated Balance Sheets -
         November 30, 1995 and February 28, 1995                         1

         Consolidated Statements of Operations for the
         Three Months Ended November 30, 1995 and 1994 and               2
         the Nine Months Ended November 30, 1995 and 1994

         Consolidated Statements of Cash Flows for the
         Nine Months Ended November 30, 1995 and 1994                    3

         Notes to Consolidated Financial Statements                    4-8


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations             9-12


Part II - Other Information:

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                      November 30,
                                                                          1995            February 28,
                                                                      (Unaudited)            1995
                                                                      ------------        ------------
Cash and cash equivalents                                              $   6,016           $  22,401
Restricted cash                                                            1,313               1,421
Accounts and notes receivable                                              5,780               3,818
Residential inventories                                                  225,215             167,807
Plant, property and equipment                                              6,650               5,891
Prepaid expenses and other assets                                         13,646              13,837
                                                                       ---------           ---------
                                                                       $ 258,620           $ 215,175
                                                                       =========           =========



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                               $  33,378           $  21,516
Notes payable                                                             60,615              29,391
Bonds payable                                                            100,000             100,000
                                                                       ---------           ---------
        Total liabilities                                                193,993             150,907
                                                                       ---------           ---------
Minority Interest                                                          3,832               3,524

Stockholders' equity (deficit):
  Common stock, par value $.10 per share, 30,000,000 shares
      authorized; 14,995,000 issued and outstanding                        1,500               1,500
  Additional paid-in capital                                             211,888             211,888
  Accumulated deficit                                                   (152,593)           (152,644)
                                                                       ---------           ---------
        Total stockholders' equity                                        60,795              60,744
                                                                       ---------           ---------
                                                                       $ 258,620           $ 215,175
                                                                       =========           =========



        The accompanying notes are an integral part of these statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                                        Three months                        Nine months
                                                                      ended November 30,                 ended November 30,
                                                                  -------------------------          --------------------------
                                                                    1995              1994             1995              1994
                                                                  -------           -------          -------           --------
Revenue:
  Sales of homes                                                  $30,754           $44,412          $90,094           $106,050
  Sales of land and lots                                            1,355               252            2,088              2,544
  Interest and other income                                         1,449             1,243            2,932              3,335
                                                                  -------           -------          -------           --------
                                                                   33,558            45,907           95,114            111,929
                                                                  -------           -------          -------           --------

Costs and expenses:
  Cost of homes                                                    26,346            36,132           75,890             85,846
  Cost of land and lots                                               946               158            1,416              1,957
  Selling, general and administrative                               5,230             6,822           17,422             15,976
  Minority Interest                                                   183             2,012              307              5,445
                                                                  -------           -------          -------           --------
                                                                   32,705            45,124           95,035            109,224
                                                                  -------           -------          -------           --------
Income before income taxes
    and extraordinary gain                                            853               783               79              2,705

Provision for income taxes                                            303               261               28                960
                                                                  -------           -------          -------           --------
Income before extraordinary gain                                      550               522               51              1,745

Extraordinary gain/(loss) (net of tax effect)                           -            (1,293)               -              1,782
                                                                  -------           -------          -------           --------
NET INCOME/(LOSS)                                                 $   550           $  (771)         $    51           $  3,527
                                                                  =======           =======          =======           ========

Net income/(loss) per common share:
  Before extraordinary gain                                       $  0.04           $  0.04          $  0.00           $   0.12
  Extraordinary gain (loss)                                          0.00             (0.09)            0.00               0.12
                                                                  -------           -------          -------           --------
  Net income/(loss)                                               $  0.04           $ (0.05)         $  0.00           $   0.24
                                                                  =======           =======          =======           ========

Weighted average number of common shares                           14,995            14,995           14,995             14,995
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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                            For the nine months ended
                                                                                   November 30,
                                                                           ---------------------------
                                                                              1995              1994
                                                                           ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $     51          $  3,527
    Adjustments to reconcile net income to net
        cash used in operating activities:

        Extraordinary gain                                                         -            (4,713)
        Depreciation and amortization                                          1,022               409
        Increase in residential inventories                                  (57,408)          (57,756)
        (Increase) decrease in receivables, prepaid
            expenses and other assets                                         (2,391)              544
        Increase in accounts payable and
            accrued liabilities                                               11,862             4,527
                                                                            --------          --------
NET CASH USED IN OPERATING ACTIVITIES                                        (46,864)          (53,462)
                                                                            --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant, property and equipment, net                            (1,103)           (5,407)
    Purchase of Clark Wilson Homes, Inc.                                           -            (3,500)
    Decrease in investment in partnerships                                        50                46
                                                                            --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                         (1,053)           (8,861)
                                                                            --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Bond issue proceeds, net                                                       -            94,733
    Increase (decrease) in minority interest in joint ventures                   308            (9,437)
    Borrowings from (payments to) notes payable, net                          31,224           (10,821)
                                                                            --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     31,532            74,475
                                                                            --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (16,385)           12,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              22,401            10,001
                                                                            --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  6,016          $ 22,153
                                                                            ========          ========

Supplemental disclosure of non-cash transactions:
   Note payable reduced by debt forgiveness                                        -          $  4,713
   Purchase of Subsidiary - residential inventory                                  -            11,051
   Purchase of Subsidiary - other assets                                           -             1,456
   Purchase of Subsidiary - goodwill                                               -             3,635
   Purchase of Subsidiary - notes payable                                          -             9,952
   Purchase of Subsidiary - accounts payable & other liabilities                   -             2,690

        The accompanying notes are an integral part of these statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the fiscal year ended February 28, 1995 of Capital Pacific Holdings, Inc. (the "Company") filed under the Company's former name J.M. Peters Company, Inc. In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine month period ended November 30, 1995, are not necessarily indicative of the results that may be expected for the year ending February 29, 1996.


2.   Notes payable:

     Notes payable at November 30, 1995 and February 28, 1995, are summarized as follows (in thousands):

                                                                  November 30,            February 28,
                                                                     1995                     1995
                                                                  -----------             -----------
Promissory note collateralized by
   deeds of trust, including
   interest varying from 8% to
   prime plus 1.5%                                                  $ 2,969                 $ 4,878

Notes payable to banks, including
   interest varying from prime plus
   one percent to prime plus one and
   one-quarter percent, maturing before
   October 1, 1996 secured by certain
   real estate inventories on a
   non-recourse basis                                                22,746                  17,011

Notes payable to banks, including interest
   at prime plus one percent maturing March
   31, 1998 secured by certain real estate
   inventories on a recourse basis                                   32,400                   5,002

Promissory note payable to previous owner
   of Clark Wilson secured by Stock Pledge
   Agreement on a non-recourse basis,
   interest at 8% payable contingent upon
   performance of the entity acquired                                 2,500                   2,500
                                                                    -------                 -------
                                                                    $60,615                 $29,391
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


             As Of And For The Nine Months Ended November 30, 1995
                                 (In Thousands)
                                  (Unaudited)

                                 Capital Pacific                                  Non-                                    Total
                                  Holdings, Inc.        Guarantors(1)        Guarantors(2)        Eliminations(4)      Consolidated
                                 ---------------        -------------        -------------        ---------------      ------------
BALANCE SHEET
Cash                                 $  1,715               $   886              $ 3,415              $      0            $  6,016
Inventories                           154,145                28,006               43,064                                   225,215
Investment in Partnerships
   and subsidiaries(3)                 26,862                 1,221                   38               (26,124)              1,997
Intercompany advances                  33,924                     0                    0               (33,924)                  0
Other                                  17,839                 1,267                5,906                   380              25,392
                                     --------               -------              -------              --------            --------
    Total Assets                     $234,485               $31,380              $52,423              $(59,668)           $258,620
                                     ========               =======              =======              ========            ========
Accounts payable and
  accrued liabilities                $ 23,974               $ 4,116              $ 5,822              $   (534)           $ 33,378
Intercompany advances                       0                 9,054               24,870               (33,924)                  0
Notes payable                         149,716                 2,672                8,227                                   160,615
Minority interest                           0                     0                    0                 3,832               3,832
Shareholders' equity                   60,795                15,538               13,504               (29,042)             60,795
                                     --------               -------              -------              --------            --------
  Total Liabilities & Equity         $234,485               $31,380              $52,423              $(59,668)           $258,620
                                     ========               =======              =======              ========            ========

STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land            $ 17,377               $35,914              $38,891              $      0            $ 92,182
  Interest and other
    income, net                           925                   267                  856                                     2,048
  Equity in income of
    partnerships and
    subsidiaries(3)                     2,326                   309                   38                (1,789)                884
                                     --------               -------              -------              --------            --------
      Total Revenues                   20,628                36,490               39,785                (1,789)             95,114
                                     --------               -------              -------              --------            --------
  Cost of homes and land               15,212                29,681               32,413                                    77,306
  Selling, general and
    administrative                      6,157                 4,874                6,391                                    17,422
  Minority interest                         0                     0                    0                   307                 307
                                     --------               -------              -------              --------            --------
  Income (loss) before
    provision (benefit) for
    income taxes                         (741)                1,935                  981                (2,096)                 79
  Provision (benefit) for
    income taxes                         (792)                  687                  133                                        28
                                     --------               -------              -------              --------            --------
  NET INCOME (LOSS)                  $     51               $ 1,248              $   848              $ (2,096)           $     51
                                     ========               =======              =======              ========            ========

                                 Capital Pacific                                  Non-                                     Total
                                  Holdings, Inc.         Guarantors(1)        Guarantors(2)        Eliminations(4)      Consolidated
                                 ---------------         -------------        -------------        ---------------      ------------

STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities               $(34,423)              $(1,589)            $(10,544)                $(308)           $(46,864)
Net cash from (used in)
  investment activities                  (897)                    0                 (156)                    0              (1,053)
Net cash from (used in)
  financing activities                 31,923                  (937)                 238                   308              31,532
                                     --------               -------             --------                 -----            --------
Net increase (decrease)
  in cash                              (3,397)               (2,526)             (10,462)                    0             (16,385)
Cash - beginning of
  period                                5,112                 3,412               13,877                     0              22,401
                                     --------               -------             --------                 -----            --------
Cash - end of period                 $  1,715               $   886             $  3,415                 $   0            $  6,016
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

     (b) The limited partnerships in which Capital Pacific Holdings, Inc., is General Partner:

           -  Peters Walnut Estates

     (c) The limited partnership in which J.M. Peters Nevada, Inc. and Durable Homes, Inc. are General Partners:

           -  Taos Estates, L.P.

     (d) The limited partnerships in which J.M. Peters California, Inc., is a General Partner:

           -  J.M.P. Mulholland Estates I, L.P.*
           -  J.M.P. Mulholland Estates II, L.P.*

     (e)   Certain wholly-owned subsidiaries of Capital Pacific Holdings, Inc.:

           -  Newport Design Center, Inc.
           -  Capital Pacific Communities, Inc.
           -  Durable Homes of California, Inc.
           -  Capital Pacific Mortgage, Inc.
           -  J.M. Peters Arizona, Inc.*
           -  Clark Wilson Homes, Inc.*
           -  Fairway Financial Corporation
           -  Parkland Estates, Inc.
           -  J.M. Peters California, Inc.*


      * The non-guarantors marked by an asterisk are expected to complete the process of becoming Guarantors in fiscal year 1996.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                              FINANCIAL CONDITION

In August 1995 the Company successfully completed negotiations with its principal bank lender (the "Bank") increasing total contingent availability under all credit facilities with the Bank from $50 million to $90 million. As of November 30, 1995 the Company has in place three separate facilities (the "Facilities") with the Bank as follows:

     - $25 million Non-Recourse Secured Acquisition and Development line of credit ("A & D Line")

     - $40 million Recourse Secured Production line of credit ("Recourse Production Line")

     - $25 million Non-Recourse Secured Production line of credit ("Non-Recourse Production Line")

At November 30, 1995 the Company had utilized $8.8 million of the A & D Line, $32.4 million of the Recourse Production Line and $6.0 million of the Non-Recourse Production Line. The availability of the Facilities is limited by covenants in the Indenture governing the Offering and in the agreements governing the Facilities. In addition to the Facilities, the Company has separate non-recourse bank lines for its operations in Nevada, Texas and Arizona. The total contingent availability of the Facilities and the Company's other bank lines is approximately $111 million.

For the nine months ended November 30, 1995, the Company closed the sale of 705 homes and 7 land lots. This amount includes 62 homes closed in unconsolidated joint ventures. The Company, at November 30, 1995 had in excess of 850 homes under construction. This construction activity is currently being financed out of Company cash, bank financing and the existing joint ventures with CalPERS. The Company anticipates that it will continue to utilize bank financing to cover liquidity needs in excess of Company cash in the event this approximate level of construction activity continues.

The Company expects that cash flow generated from operations and additional financing permitted by the terms of the Indenture will be sufficient to cover the debt service on the Offering, the Facilities and the Company's other bank lines for the foreseeable future.

                              BALANCE SHEET ITEMS

Cash and cash equivalents decreased to $6.0 million at November 30, 1995 from $22.4 million at February 28, 1995 due to the increased construction activity net of additional construction loan borrowings. The Company anticipates that the level of cash from the Company's ongoing business operations and additional financing permitted by the terms of the Indenture is sufficient to meet its cash needs for the foreseeable future.

Residential inventories increased from $167.8 million at February 28, 1995 to $225.2 million at November 30, 1995. The increase is due to the progress made on the over 850 homes under construction.

Due to the increased construction activity, accounts payable and accrued liabilities increased to $33.4 million at November 30, 1995 from $21.5 million at February 28, 1995. Notes payable increased from $29.4 million at February 28, 1995 to $60.6 million at November 30, 1995 due principally to increased construction borrowing.


                             RESULTS OF OPERATIONS


THIRD QUARTER OF FISCAL 1996 COMPARED WITH THE THIRD QUARTER OF FISCAL 1995:

Revenues from home sales for the third quarter of fiscal 1996 and the third quarter of fiscal 1995 were $30.7 million and $44.4 million, respectively, reflecting a decrease of $13.7 million from the corresponding period of fiscal 1995. Home closings for the third quarter of fiscal 1996 were 236 versus 252 homes during the third quarter of fiscal 1995. While unit closings decreased slightly, the decreased revenues mainly represent the lower average sales prices in the Arizona, Nevada and Texas operations compared to California. The home closings include 30 homes in unconsolidated joint venture operations during the third quarter of fiscal 1996 and 0 homes in unconsolidated joint venture operations during the third quarter of fiscal 1995. The revenue figures for fiscal 1996 do not include such closings.

Cost of sales for the three months ended November 30, 1995 was $27.3 million versus $36.3 million for the three months ended November 30, 1994. These figures result in a gross profit margin of 15.0 percent in fiscal 1996 as compared to 18.8 percent in fiscal 1995. The lower margins are primarily a result of lower average margins of homes closed in the Arizona, Nevada and Texas operations compared to California.

Selling, general and administrative expense decreased $1.6 million or 23% for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. This decrease is due in part to the Company's continued efforts to reduce costs and in part to the decrease in home sales.

Minority interest expense was $183 thousand for the third quarter of fiscal 1996 compared to $2.0 million for the third quarter of fiscal 1995. The decrease was due to the decreased number of closings in the Company's consolidated joint venture projects.

The Company posted no extraordinary loss or gain for the three months ended November 30, 1995. An extraordinary loss of $2.0 million ($1.3 million net of income taxes) was posted for the three months ended November 30, 1994 resulting from the settlement of litigation regarding 1989 and 1990 sales activity during the tenure of management appointed by the previous owners of the Company.

As a result of the foregoing factors the Company posted net income of $550 thousand for the three months ended November 30, 1995 compared to a net loss of $771 thousand for the three months ended November 30, 1994.

For the third quarter of fiscal 1996 the Company recorded 264 net orders (homes contracted for sale, less cancellations) which was 39 homes greater than in the comparable quarter of fiscal 1995. The Company had 549 homes in its backlog (homes under contract but not closed) at November 30, 1995, which was an increase of 245 homes over the Company's backlog at November 30, 1994.


FIRST NINE MONTHS OF FISCAL 1996 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 1995:

Revenues from housing sales for the first nine months of fiscal 1996 and the first nine months of fiscal 1995 were $90.1 million and $106.1 million, respectively, reflecting a decrease of $16.0 million from the corresponding period of fiscal 1995. Home closings for the first nine months of fiscal 1996 were 705 versus 617 homes during the first nine months of fiscal 1995. While unit closings increased, the decreased revenues represent the lower average sales prices in the Nevada and Texas operations compared to California. The home closings include 62 homes in unconsolidated joint venture operations during the first nine months of fiscal 1996 and 0 homes in unconsolidated joint venture operations during the first nine months of fiscal 1995. The revenue figures for fiscal 1996 do not include such closings.

Cost of sales for the nine months ended November 30, 1995 was $77.3 million versus $87.8 million for the nine months ended November 30, 1994. These figures result in a gross profit margin of 16.1 percent in fiscal 1996 as compared to 19.2 percent in fiscal 1995. The lower margins are primarily a result of lower average margins of homes closed in the Arizona, Nevada and Texas operations compared to California.

Selling, general and administrative expense increased $1.4 million or 9% for the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995. This increase is due to the acquisition of Clark Wilson in September of 1994. Clark Wilson added $5.0 million of sales, general and administrative expense to the consolidated group during the first nine months of fiscal 1996.

Minority interest expense was $307 thousand for the nine months ended November 30, 1995 compared to $5.4 million for the nine months ended November 30, 1994. The decrease was due to the decreased number of closings in the Company's consolidated joint venture projects. The decrease in joint venture activity is due to the Company's increased ability to finance projects without joint venture partners.

The Company posted no extraordinary gain for the nine months ended November 30, 1995. An extraordinary gain of approximately $4.7 million ($3.1 million net of income taxes) was recorded for the nine month period ended November 30, 1994 resulting from the retirement of a construction loan and interest due thereon at less than the book amount of the liability, as well as an extraordinary loss of $2.0 million ($1.3 million net of income taxes) resulting from the settlement of litigation regarding 1989 and 1990 sales activity, during the tenure of management appointed by the previous owners of the Company.

As a result of the foregoing factors the Company posted net income of $51 thousand for the nine months ended November 30, 1995 compared to net income of $3.5 million for the nine months ended November 30, 1994.

For the first nine months of fiscal 1996 the Company recorded 822 net orders (homes contracted for sale, less cancellations) which was 315 homes greater than in the comparable period of fiscal 1995. The Company had 549 homes in its backlog (homes under contract but not closed) at November 30, 1995, which was an increase of 245 homes over the Company's backlog at November 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CAPITAL PACIFIC HOLDINGS, INC.


Date:  January 10, 1996            BY: /s/ HADI MAKARECHIAN
                                       -----------------------------------
                                       Hadi Makarechian, Chairman and
                                       Chief Executive Officer



Date:  January 10, 1996            BY: /s/ ANTHONY M. LAUGHLIN
                                       -----------------------------------
                                       Anthony M. Laughlin, Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)