Form 10-K/A
period 1995-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1996-02-16
CIK 813945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-K


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


     On December 17 and 22, 1994, in San Diego Superior Court, a jury delivered a verdict of $2.2 million compensatory and $1.0 million punitive damages against the Company in connection with certain sales activities occurring in 1989 and 1990, at least two years prior to the Acquisition by current management in 1992. The plaintiffs, the owners of 39 lots in the Penasquitos Westridge development in San Diego County, a project which the Company developed starting in 1988, alleged that sales representatives promised that prices would not be reduced and that the sales prices were in fact reduced shortly after the owners purchased their homes. On January 26, 1995, the Company and plaintiffs agreed to settle the lawsuit for $2.3 million. This amount (net of a previously established reserve of $350,000) was charged against the Company's third quarter earnings resulting in a net loss for that quarter.


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


                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                      AMOUNTS AND OPERATING DATA)
                                         ------------------------------------------------------
                                                          LAST DAY OF FEBRUARY
                                         ------------------------------------------------------
                                           1991        1992       1993        1994       1995
                                         ---------   --------   ---------   --------   --------
INCOME STATEMENT DATA:
Total revenues.........................  $ 215,535   $184,944   $  75,702   $ 91,066   $143,089
Cost and expenses:
  Cost of homes and land...............    184,672    170,329      68,257     73,348    112,152
  Adjustments to carrying value of real
     estate projects and investments in
     partnerships......................     84,327     56,016      75,476         --         --
  Adjustment to costs in excess of net
     assets acquired...................     18,951         --          --         --         --
  Interest expense.....................     12,006     14,691       8,538        418         --
  Provision for litigation judgment....         --         --          --         --      1,950
  Selling, general and
     administrative....................     26,213     15,579       9,764     12,322     22,314
                                         ---------   --------   ---------   --------   --------
          Total costs and expenses.....    326,169    256,615     162,035     86,088    136,416
Minority interest......................         --         --          --      4,332      5,883
                                         ---------   --------   ---------   --------   --------
Income (loss) before income taxes and
  extraordinary items..................   (110,634)   (71,671)    (86,333)       646        790
Income tax (benefit) expense...........     (2,653)   (13,895)     (1,792)        --        216
                                         ---------   --------   ---------   --------   --------
Income (loss) before extraordinary
  items................................   (107,981)   (57,776)    (84,541)       646        574
Extraordinary items:
  Extraordinary gain for debt retired
     at less than face value, net of
     taxes.............................         --         --          --      4,268      3,075
                                         ---------   --------   ---------   --------   --------
Net income (loss)......................  $(107,981)  $(57,776)  $ (84,541)  $  4,914   $  3,649
                                         =========   ========   =========   ========   ========
Net income (loss) per common share:
Before extraordinary items.............     $(7.72)    $(4.13)     $(6.05)     $ .04      $ .04
Extraordinary items....................         --         --          --        .30        .20
                                            ------     ------      ------      -----      -----
Net income (loss) per share(1).........     $(7.72)    $(4.13)     $(6.05)     $ .34      $ .24
                                            ======     ======      ======      =====      =====


                                                      AT THE LAST DAY OF FEBRUARY
                                         ------------------------------------------------------
                                           1991        1992       1993        1994       1995
                                         ---------   --------   ---------   --------   --------
BALANCE SHEET DATA:
Residential inventories................  $ 395,484   $224,566   $  99,636   $105,696   $167,807
Total assets...........................    410,963    250,822     115,551    121,954    215,175
Notes payable..........................    160,638     59,165      38,433     34,709     29,391
Senior Unsecured Notes Payable.........         --         --          --         --    100,000
Due to parent..........................    205,121    204,138       1,702         --         --
Stockholders' equity...................     32,169    (25,607)     48,015     55,594     60,744
OPERATING DATA (in units):
Homes closed...........................        541        395         115        404        824(2)
Homes contracted for...................        430        326         126        478        835(3)
Homes in backlog.......................        150         81          92        305        432

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


     Provision for Litigation Judgment. During fiscal 1995 a California jury delivered a verdict of $2.2 million compensatory and $1.0 million punitive damages against the Company in connection with certain sales activities occurring in 1989 and 1990, at least two years prior to the 1992 Acquisition of the Company by current management. The Company settled the lawsuit for $2.3 million. The amount of $1.95 million (net of reserves) was charged against the Company's third quarter results.


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

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                       FOR THE YEARS ENDED
                                                          ----------------------------------------------
                                                          FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                              1993             1994             1995
                                                          ------------     ------------     ------------
REVENUES:
  Sales of homes and land.............................      $ 72,148         $ 88,140         $139,123
  Interest and other income, net......................         3,554            2,926            3,966
                                                          ----------       ----------       ----------
                                                              75,702           91,066          143,089
                                                          ----------       ----------       ----------
COSTS AND EXPENSES:
  Cost of homes and land..............................        68,257           73,348          112,152
  Adjustments to carrying value of real estate
     projects and investments in partnerships.........        75,476               --               --
  Selling, general and administrative.................         9,764           12,322           22,314
  Provision for litigation judgment...................            --               --            1,950
  Minority interest...................................            --            4,332            5,883
  Interest............................................         8,538              418               --
                                                          ----------       ----------       ----------
                                                             162,035           90,420          142,299
                                                          ----------       ----------       ----------
Income (loss) before provision (benefit) for income
  taxes and extraordinary items.......................       (86,333)             646              790
PROVISION (BENEFIT) FOR INCOME TAXES..................        (1,792)              --              216
                                                          ----------       ----------       ----------
Income (loss) before extraordinary items..............       (84,541)             646              574
EXTRAORDINARY GAIN FOR DEBT RETIRED AT LESS THAN FACE
  VALUE, NET OF TAXES.................................            --            4,268            3,075
                                                          ----------       ----------       ----------
Net income (loss).....................................      $(84,541)        $  4,914         $  3,649
                                                           =========        =========        =========
NET INCOME (LOSS) PER COMMON SHARE:
  Before extraordinary gain...........................      $  (6.05)        $    .04         $    .04
  Extraordinary gain..................................            --              .30              .20
                                                          ----------       ----------       ----------
  Net income (loss)...................................      $  (6.05)        $    .34         $    .24
                                                           =========        =========        =========
WEIGHTED AVERAGE NUMBER OF SHARES.....................        13,980           14,488           14,995
                                                           =========        =========        =========


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

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               FOR THE YEAR ENDED
                                                                 ----------------------------------------------
                                                                 FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 28,
                                                                     1993             1994             1995
                                                                 ------------     ------------     ------------
OPERATING ACTIVITIES:
  Net income (loss)............................................   $  (84,541)       $  4,914         $  3,649
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities --
    Extraordinary gain, net....................................           --          (4,268)          (3,075)
    Provision for litigation judgment..........................           --              --            1,950
    Depreciation and amortization..............................          195             131              794
    Adjustments to carrying value of real estate projects and
      investments in partnerships..............................       75,476              --               --
    Changes in Assets and Liabilities
      Net of the Effects of the Purchase of Clark Wilson, Inc.
         and Durable Homes, Inc.:
      (Increase) decrease in accounts and notes receivable.....        1,562             259           (2,168)
      (Increase) decrease in real estate projects..............       49,454             226          (60,547)
      (Increase) decrease in prepaid expenses and other
         assets................................................         (459)            393             (470)
      (Decrease) increase in accounts payable and accrued
         liabilities...........................................       (2,478)          6,209            2,449
      Gain related to debt restructuring.......................       (1,225)             --               --
                                                                 -----------      ----------       ----------
         Net cash provided by (used in) operating activities...       37,984           7,864          (57,418)
                                                                 -----------      ----------       ----------
INVESTING ACTIVITIES:
  Acquisition of Clark Wilson Homes, Inc.......................           --              --           (3,631)
  Acquisition of Durable Homes, Inc............................           --          (1,500)              --
  Purchases of property and equipment, net.....................          (56)            (68)          (5,982)
  Increase in investments in partnerships......................         (139)            (45)          (1,949)
                                                                 -----------      ----------       ----------
         Net cash used in investing activities.................         (195)         (1,613)         (11,562)
                                                                 -----------      ----------       ----------
FINANCING ACTIVITIES:
  Proceeds from senior unsecured notes payable, net............           --              --           95,834
  Proceeds from notes payable..................................        6,241          39,374           59,406
  Principal payments of notes payable..........................      (28,642)        (35,574)         (63,425)
  Advances from San Jacinto....................................        3,025              --               --
  Principal payments to Capital Pacific Homes, Inc.............      (47,298)         (1,702)              --
  Minority interest in joint ventures..........................       19,647          (7,802)         (10,435)
                                                                 -----------      ----------       ----------
         Net cash provided by (used in) financing activities...      (47,027)         (5,704)          81,380
                                                                 -----------      ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........       (9,238)            547           12,400
CASH AND CASH EQUIVALENTS, beginning of period.................       18,692           9,454           10,001
                                                                 -----------      ----------       ----------
CASH AND CASH EQUIVALENTS, end of period.......................   $    9,454        $ 10,001         $ 22,401
                                                                 ===========      ==========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH ACTIVITIES:
  Amount paid during the year for interest, net of amount
    capitalized................................................   $      878        $  1,101         $     --
  Income tax refund and related interest.......................        3,150              --               --
  San Jacinto contribution of capital..........................      158,163              --               --
  Decrease in due to San Jacinto (tax-sharing claims)..........       60,653              --               --
  Decrease in due to San Jacinto advances......................      145,499              --               --
  Increase in due to Capital Pacific Homes.....................       49,000              --               --
  Residential inventory surrendered in exchange for debt
    forgiveness................................................           --           9,980            1,048
  Note payable and accrued interest reduced by debt
    forgiveness................................................           --          14,248            4,713
  Common stock issued in connection with the acquisition of
    Durable Homes, Inc.........................................           --           2,665               --
  Promissory note payable issued to seller in connection with
    the acquisition of Clark Wilson Homes, Inc.................           --              --            2,500
  Issuance of warrants in connection with offering of senior
    unsecured notes payable....................................           --              --            1,501
  Land acquisition financed by purchase money trust deeds......           --              --            2,249


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


                                                                 1994            1995
                                                              (UNAUDITED)     (UNAUDITED)
                                                              -----------     -----------
                                                                (EXPRESSED IN THOUSANDS
                                                               EXCEPT PER SHARE AMOUNTS)
        Sales and revenues..................................   $ 110,599       $ 164,427
                                                               =========       =========
        Net income:
          Before extraordinary items........................   $     982       $   2,222
          Net income........................................   $   5,250       $   4,004
                                                               =========       =========
        Net income per share:
          Before extraordinary items........................   $    0.07       $    0.07
          Net income per share..............................   $    0.36       $    0.27
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

 8. INCOME TAXES

     The expense (benefit) for income taxes consists of the following for the years ended February 28, 1993, 1994 and 1995 (in thousands):


                                                            1993       1994       1995
                                                           -------     -----     ------
        Current
          Federal........................................  $    --     $ 100     $1,026
          State..........................................   (1,792)      210        230
                                                           -------     -----     ------
                                                            (1,792)      310      1,256
                                                           -------     -----     ------
        Deferred
          Federal........................................       --      (100)      (950)
          State..........................................       --      (210)       (90)
                                                           -------     -----     ------
                                                                --      (310)    (1,040)
                                                           -------     -----     ------
        Provision for income taxes on income before
          extraordinary items............................  $(1,792)    $   0     $  216
                                                           =======     =====     ======


     The deferred income tax benefit at February 28, 1994 and 1995 results from the following temporary differences between financial and tax reporting (in thousands):

                                                                    1994       1995
                                                                    -----     -------
        Accrued expenses..........................................  $  (3)    $   143
        Construction period expenses..............................      9         576
        Utilization of NOL carryforward...........................   (265)     (1,037)
        Decrease in valuation allowance...........................    (53)         --
        State taxes (net of federal effect).......................      2          (2)
        Depreciation..............................................     --         (63)
                                                                    -----      ------
                                                                    $(310)    $  (383)
                                                                    =====      ======

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

     The components of the deferred income taxes are:

                                                                    1994        1995
                                                                   -------     -------
        Depreciation.............................................  $   140     $    77
        Accrued expenses.........................................    1,234       1,377
        Construction period expenses.............................    1,009       1,585
        NOL carryforward.........................................    1,037          --
        State taxes (net of federal offset)......................        2          --
        Valuation allowance......................................   (3,422)     (3,039)
                                                                   -------     -------
                                                                   $     0     $     0
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

     A reconciliation of income taxes (benefit) computed at the federal statutory rate and the income tax benefit for financial reporting purposes for the years ended February 28, 1993, 1994 and 1995, is as follows:


                                                                   1993    1994    1995
                                                                   ---     ---     ---
        Income taxes at statutory rate.........................    (34)%    34%     34%
        State income taxes, net of federal tax benefit.........     (2)      6       3
        Loss for which no benefit is allowed...................     34      --      --
        Utilization of deferred tax assets.....................     --     (39)    (10)
        Increase in valuation allowance........................     --      (1)
                                                                   ---     ---     ---
                                                                    (2)%     0%     27%
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


     On December 17 and 22, 1994, in San Diego Superior Court, a jury delivered a verdict of $2.2 million compensatory and $1.0 million punitive damages against the Company in connection with certain sales activities occurring in 1989 and 1990, at least two years prior to the Acquisition by current management in 1992. The plaintiffs, the owners of 39 lots in the Penasquitos Westridge development in San Diego County, a project which the Company developed starting in 1988, alleged that sales representatives promised that prices would not be reduced and that the sales prices were in fact reduced shortly after the owners purchased their homes. On January 26, 1995, the company and plaintiffs agreed to settle the lawsuit for $2.3 million. This amount (net of a previously established reserve of $350,000) was charged against the Company's third quarter earnings resulting in a net loss for that quarter.


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

            AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                   J.M. PETERS                        NON-                             TOTAL
                                  COMPANY, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                  -------------   -------------   -------------   ---------------   ------------
BALANCE SHEET
Cash............................    $   5,112        $ 3,412         $13,877         $      --        $ 22,401
Inventories.....................      119,283         26,084          22,440                           167,807
Investment in Partnerships and
  subsidiaries(3)...............       22,199          2,672              --           (22,922)          1,949
Intercompany advances...........       25,678             --              --           (25,678)             --
Other...........................       15,954            692           6,696              (324)         23,018
                                  -----------     ----------      ----------      ------------      ----------
     Total Assets...............    $ 188,226        $32,860         $43,013         $ (48,924)       $215,175
                                   ==========     ==========      ==========       ===========       =========
Accounts payable and accrued
  liabilities...................    $   9,689        $ 7,619         $ 4,532         $    (324)       $ 21,516
Intercompany advances...........           --          8,167          17,511           (25,678)             --
Notes payable...................      117,793          3,609           7,989                --         129,391
Minority interest...............           --             --              --             3,524           3,524
Shareholders' equity............       60,744         13,465          12,981           (26,446)         60,744
                                  -----------     ----------      ----------      ------------      ----------
     Total Liabilities and
       Equity...................    $ 188,226        $32,860         $43,013         $ (48,924)       $215,175
                                   ==========     ==========      ==========       ===========       =========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land.......    $  18,722        $35,375         $85,026         $      --        $139,123
  Interest and other income,
     net........................        1,036          2,282           1,104              (449)          3,973
  Equity in income of
     partnerships and
     subsidiaries(3)............        6,735          4,499              --           (11,241)             (7)
                                  -----------     ----------      ----------      ------------      ----------
     Total Revenues.............       26,493         42,156          86,130           (11,690)        143,089
                                  -----------     ----------      ----------      ------------      ----------
Cost of homes and land..........       15,474         29,628          67,050                           112,152
Selling, general and
  administrative................        8,279          6,050           8,434              (449)         22,314
Provision for litigation
  judgment......................        1,950             --              --                --           1,950
Interest........................           --             --              --                --              --
Minority interest...............           --             --              --             5,883           5,883
                                  -----------     ----------      ----------      ------------      ----------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary gain............          790          6,478          10,646           (17,124)            790
Provision (benefit) for income
  taxes.........................          216          2,182              89            (2,271)            216
                                  -----------     ----------      ----------      ------------      ----------
Income (loss) before
  extraordinary gain............          574          4,296          10,557           (14,853)            574
Extraordinary gain, Net.........        3,075             --              --                --           3,075
                                  -----------     ----------      ----------      ------------      ----------
          Net Income (loss).....    $   3,649        $ 4,296         $10,557         $ (14,853)       $  3,649
                                   ==========     ==========      ==========       ===========       =========

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
                                                                            ====

                   J.M. PETERS COMPANY, INC. AND SUBSIDIARIES

15. UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the years ended February 28, 1994 and 1995 is as follows (in thousands except for per share data):


                                                                      QUARTER
                                                 -------------------------------------------------
                                                  FIRST     SECOND     THIRD    FOURTH     TOTAL
                                                 -------   --------   -------   -------   --------
1995:
  Total revenues...............................  $32,770   $ 33,252   $45,907   $31,160   $143,089
  Gross profit on sales of homes and land......    6,375      6,042     8,374     6,180     26,971
  Extraordinary items, net.....................    3,075         --        --        --      3,075
  Net income (loss)............................  $ 3,942   $    356   $  (771)  $   122   $  3,649
                                                 =======   ========   =======   =======   ========
  Net income (loss) per common share
       Before extraordinary items..............  $   .06   $    .02   $  (.05)  $   .08   $    .04
       Extraordinary items.....................      .20         --        --        --        .20
                                                 -------   --------   -------   -------   --------
       Net income (loss).......................  $   .26   $    .02   $  (.05)  $   .08   $    .24
                                                 =======   ========   =======   =======   ========
1994:
  Total revenues...............................  $ 4,004   $  8,250   $37,343   $41,469   $ 91,066
  Gross profit on sales of homes and land......     (157)       (26)    6,750     8,225     14,792
  Extraordinary gain...........................       --         --     4,268        --      4,268
  Net income (loss)............................  $(1,951)  $ (1,557)  $ 6,123   $ 2,299   $  4,914
                                                 =======   ========   =======   =======   ========
  Net income (loss) per common share
       Before extraordinary gain...............  $ (0.14)  $   (.11)  $  0.12   $   .15   $    .04
       Extraordinary gain......................       --         --       .29        --        .30
                                                 -------   --------   -------   -------   --------
       Net income (loss).......................  $ (0.14)  $   (.11)  $  0.41   $   .15   $    .34
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

EXHIBIT
NUMBER                                       DESCRIPTION
 10.2     Warrant Agreement by and between J.M. Peters Company, Inc., and United States
          Trust Company of New York, Warrant Agent, dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for
          the fiscal year ended February 28, 1994).
 10.3     Warrant Registration Rights Agreement by and between J.M. Peters Company, Inc., and Morgan Stanley & Co. Incorporated dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1994).
 10.4     Notes Registration Rights Agreement by and between J.M. Peters Company, Inc., and
          Morgan Stanley & Co. Incorporated dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1994).
*21.1     Subsidiaries of the Registrant.
   23     Consent of Kenneth Leventhal & Company (now known as Ernst & Young LLP).
  *27     Financial Data Schedule.


---------------

* Previously filed.

     (b) Reports on Form 8-K.

     On December 1, 1994, Registrant filed a report on Form 8-K dated November 30, 1994. Items reported on this Form 8-K were:

         -- Item 2.  Acquisition or Disposition of Assets.

         -- Item 7.  Financial Statements, Pro Forma Financial Information and
                     Exhibits.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on February 16, 1996.


                                          CAPITAL PACIFIC HOLDINGS, INC.
                                          (formerly known as
                                          J.M. PETERS COMPANY, INC.)

                                          By     /s/  HADI MAKARECHIAN*
                                             --------------------------------
                                                     Hadi Makarechian
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: February 16, 1996


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


                   SIGNATURE                                TITLE                   DATE
-----------------------------------------------  ---------------------------  -----------------
             /s/  HADI MAKARECHIAN*              Chairman of the Board        February 16, 1996
     ---------------------------------------       and Chief Executive
               Hadi Makarechian                    Officer
                                                   (Principal Executive
                                                   Officer)

                /s/  DALE DOWERS                 Director, President and      February 16, 1996
     ---------------------------------------       Chief Operating Officer
                  Dale Dowers

            /s/  ANTHONY M. LAUGHLIN             Vice President, Chief        February 16, 1996
     ---------------------------------------       Financial
              Anthony M. Laughlin                  Officer and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

              /s/  WILLIAM FUNK*                 Director                     February 16, 1996
     ---------------------------------------
                 William Funk
                                                 Director                     February 16, 1996
     ---------------------------------------
                Allan L. Acree

              /s/  KARL KAISER*                  Director                     February 16, 1996
     ---------------------------------------
                  Karl Kaiser


---------------
* Executed by Dale Dowers as substitute attorney-in-fact.

                                 EXHIBIT INDEX


                                                                                  SEQUENTIAL
EXHIBIT                                                                              PAGE
NUMBER                                 DESCRIPTION                                  NUMBER
------     ------------------------------------------------------------------------------------
   3.1     Articles of Incorporation of the Registrant (Incorporated by
           reference to Exhibit 3.1 of the Registrant's Annual Report on Form
           10-K for the fiscal year ended February 28, 1994)...................
   3.2     Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994)............................................
   4.1     See the Articles of Incorporation and Bylaws of the Registrant
           (Exhibits 3.1 and 3.2) and the Indenture and related agreements
           (Exhibits 10.1-10.4)................................................
  10.1     Indenture agreement by and between J.M. Peters Company, Inc., as
           Issuer; Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters
           Ranchland, Inc., as Guarantors, and United States Trust Company of
           New York, as Trustee, dated as of May 13, 1994 (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form
           10-K for the fiscal year ended February 28, 1994)...................
  10.2     Warrant Agreement by and between J.M. Peters Company, Inc., and
           United States Trust Company of New York, Warrant Agent, dated as of
           May 13, 1994 (Incorporated by reference to Exhibit 10.16 of the
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           February 28, 1994)..................................................
  10.3     Warrant Registration Rights Agreement by and between J.M. Peters
           Company, Inc., and Morgan Stanley & Co. Incorporated dated as of May
           13, 1994 (Incorporated by reference to Exhibit 10.17 of the
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           February 28, 1994)..................................................
  10.4     Notes Registration Rights Agreement by and between J.M. Peters
           Company, Inc., and Morgan Stanley & Co. Incorporated dated as of May
           13, 1994 (Incorporated by reference to Exhibit 10.18 of the
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           February 28, 1994)..................................................
 *21.1     Subsidiaries of the Registrant......................................
  23       Consent of Kenneth Leventhal & Company (now known as Ernst & Young
           LLP)................................................................
 *27       Financial Data Schedule.............................................


---------------


* Previously filed.