Form 10-Q/A
period 1995-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 1996-02-16
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1
                                      to

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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)



                                                                        Three months                        Nine months
                                                                      ended November 30,                 ended November 30,
                                                                  -------------------------          --------------------------
                                                                    1995              1994             1995              1994
                                                                  -------           -------          -------           --------
Revenue:
  Sales of homes                                                  $30,754           $44,412          $90,094           $106,050
  Sales of land and lots                                            1,355               252            2,088              2,544
  Interest and other income                                         1,449             1,243            2,932              3,335
                                                                  -------           -------          -------           --------
                                                                   33,558            45,907           95,114            111,929
                                                                  -------           -------          -------           --------

Costs and expenses:
  Cost of homes                                                    26,346            36,132           75,890             85,846
  Cost of land and lots                                               946               158            1,416              1,957
  Selling, general and administrative                               5,230             6,822           17,422             15,976
  Minority Interest                                                   183             2,012              307              5,445
  Provision for litigation judgment                                     -             1,950                -              1,950
                                                                  -------           -------          -------           --------
                                                                   32,705            47,074           95,035            111,175
                                                                  -------           -------          -------           --------
Income (loss) before income taxes
    and extraordinary gain                                            853            (1,167)              79                754

Provision for income taxes                                            303              (396)              28                302
                                                                  -------           -------          -------           --------
Income before extraordinary gain                                      550              (771)              51                452

Extraordinary gain (net of tax effect)                                  -                 -                -              3,075
                                                                  -------           -------          -------           --------
NET INCOME/(LOSS)                                                 $   550           $  (771)         $    51           $  3,527
                                                                  =======           =======          =======           ========

Net income/(loss) per common share:
  Before extraordinary gain                                       $  0.04           $ (0.05)         $  0.00           $   0.03
  Extraordinary gain/(loss)                                          0.00              0.00             0.00               0.21
                                                                  -------           -------          -------           --------
  Net income/(loss)                                               $  0.04           $ (0.05)         $  0.00           $   0.24
                                                                  =======           =======          =======           ========

Weighted average number of common shares                           14,995            14,995           14,995             14,995
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

The Company posted no provision for litigation judgment for the three months ended November 30, 1995. A provision for litigation judgment of $1.95 million was posted for the three months ended November 30, 1994 resulting from the settlement of litigation regarding 1989 and 1990 sales activity during the tenure of management appointed by the previous owners of the Company.


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



The Company posted no provision for litigation judgment for the nine months ended November 30, 1995. A provision for litigation judgment of $1.95 million was posted for the nine months ended November 30, 1994 resulting from the settlement of litigation regarding 1989 and 1990 sales activity during the tenure of management appointed by the previous owners of the Company.


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



                                   CAPITAL PACIFIC HOLDINGS, INC.



Date: February 16, 1996            BY: /s/ HADI MAKARECHIAN
                                       -----------------------------------

                                       Hadi Makarechian, Chairman and
                                       Chief Executive Officer




Date: February 16, 1996            BY: /s/ ANTHONY M. LAUGHLIN
                                       -----------------------------------

                                       Anthony M. Laughlin, Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)