Form 10-K
period 1996-02-29
CAPITAL PACIFIC HOLDINGS INC
filed 1996-05-29
CIK 813945

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

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996      COMMISSION FILE NUMBER: 0-15925

                         CAPITAL PACIFIC HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                     95-2956559
     (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

     4100 MACARTHUR BLVD., SUITE 200
        NEWPORT BEACH, CALIFORNIA                               92660
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     At May 22, 1996, the aggregate market value of the voting stock held by persons other than the directors, executive officers and principal shareholders filing Schedules 13D of the Registrant was $6,513,413 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its principal shareholders, directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

     At May 22, 1996, there were 14,995,000 shares of Common Stock outstanding.

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission no later than June 28, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART 1
ITEM 1. BUSINESS

GENERAL

     Capital Pacific Holdings, Inc. ("the Company"), known until August, 1995 as J.M. Peters Company, Inc., is one of the leading single-family homebuilders in Southern California, Las Vegas, Nevada, Austin, Texas and Phoenix, Arizona where it builds and sells homes targeted to entry level and move-up buyers. Since 1975, the Company has built and sold in excess of 10,000 homes in California, principally in Orange County, but also in the adjacent counties of Riverside, San Diego, Ventura and Los Angeles. Since 1969, Durable Homes, Inc. ("Durable"), a wholly owned subsidiary that was acquired by the Company in 1993 (the "Durable Acquisition"), has built and sold in excess of 7,000 homes, principally in Las Vegas but also in Laughlin, Nevada. Since 1992, Clark Wilson Homes, Inc. ("Clark Wilson"), a wholly owned subsidiary that was acquired by the Company in 1994 (the "Clark Wilson Acquisition"), has built and sold nearly 1,000 homes, principally in Austin, Texas. During the fiscal year ended February 29, 1996, the Company (including unconsolidated joint ventures) closed 1,174 home sales at an average sales price of $176,000 (including 307 homes closed in California at an average sales price of $283,000, 547 homes closed in Nevada at an average sales price of $135,000, 272 homes closed in Texas at an average sales price of $144,000 and 48 homes closed in Arizona at an average sales price of $123,000).

     In August 1992, Capital Pacific Homes, Inc., a Delaware corporation, acquired control of the Company in a $47.25 million purchase (the "Acquisition") from the Resolution Trust Corporation ("RTC"). Capital Pacific Homes, Inc. was merged with and into the Company effective December 31, 1994.

     In August, 1995, the Company changed its name to Capital Pacific Holdings, Inc. and changed its stock ticker symbol on the American Stock Exchange ("AMEX") from "JMP" to "CPH." The Company continues to use the J.M. Peters Company, Inc. name in its marketing materials.

STRATEGY

     The Company's long-term strategy includes the following key elements:

          (1) Diversifying its geographic markets. The Company believes that geographic market diversification is a key element in achieving long-term stability and growth. By acquiring Durable and Clark Wilson and establishing a metropolitan Phoenix, Arizona operation, the Company has expanded its geographic reach beyond its Southern California markets to include Las Vegas and Laughlin, Nevada, Austin, Texas and Phoenix, Arizona. While the Company has no specific plans to expand outside the Nevada, Texas, Arizona and Southern California markets, it may consider expansion to other markets in the future.

          (2) Diversifying its product. The Company builds homes targeted for entry level buyers as well as move-up buyers so that it is able to deliver cost-effective homes to a broad segment of its potential customer base. Within Austin, Texas, Clark Wilson serves both the entry level as well as move-up buyers. The Phoenix, Arizona operations also serves the entry level and move-up buyers market. Within Nevada, Durable historically focused on entry level and first time move-up buyers. Through its J.M. Peters Nevada, Inc. ("JMPN") subsidiary, the Company offers higher-end products in Nevada. Within Southern California, the Company historically focused on second and third time move-up buyers, however, since the Acquisition, the Company has lowered its average sales price in Southern California (from $347,000 average sales price in fiscal year 1992 to $334,000, $293,000, $291,000 and $285,000 in fiscal years 1993, 1994, 1995, and 1996, respectively), enabling the Company to offer homes to first-time move-up buyers in Southern California as well as to the higher-end segments of that market.

          (3) Enhancing the Company's capital base and sources of financial liquidity. The Company has diversified its sources of financing and will continue this strategy in the future. As conventional real estate lending has decreased, the Company has expanded its focus from traditional project-specific financing to Company-wide financing through public capital markets and corporate lines of credit. Consistent with this approach, in May, 1994 the Company completed the sale of $100,000,000 of 12 3/4% Senior Notes

     ("Notes") including 790,000 warrants to purchase common stock (the "Offering"). The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital purposes. The Company has also obtained one $40 million recourse and two $25 million non-recourse secured lines of credit with a bank to provide additional flexibility and has established non-recourse construction lines of credit for Durable and Clark Wilson totaling $13.0 and $26.5 million, respectively. The Company intends to maintain its traditional lending relationships as an additional source of liquidity to the extent permitted by the indenture (the "Indenture") to which the Notes are subject. The Company believes this financing strategy will allow orderly growth and greater flexibility to react quickly to changing market conditions. The Company also utilizes joint ventures within its operations as a source of financing and risk management. Since the Acquisition, the Company has formed joint ventures with IHP Investment Fund I, L.P. (an advisor to the State of California Public Employees Retirement System ("CalPERS")) and other investors and has successfully completed several projects and closed many homes utilizing this strategy.

          (4) Controlling costs and maintaining operational efficiency. The Company has implemented job cost, warranty tracking and construction scheduling systems and other quality controls to control costs and to reduce the effect of certain risks inherent in the home-building industry. These systems and controls enable the Company to improve and monitor its efficiencies.

          (5) Minimizing land and inventory risk. The Company carefully manages its land and inventory risk in a variety of ways. The Company monitors its supply of owned, optioned and controlled land to ensure an adequate pipeline of building lots in each of its markets in which it plans to continue to build while avoiding excess land holdings. The Company prefers to purchase Entitled land, typically in parcels of only 50 to 250 lots and makes use of options, seller financing and joint ventures, when available, to reduce its capital commitment and exposure to risks. "Entitled" land is generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, including any required tract maps and subdivision approvals. The Company generally tries to limit its speculative building by commencing construction only after some sales have been made and prefers to limit each construction phase to 10-15 units. The Company generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 48 month period in California, and in amounts sufficient to support home production and sales over an 18 to 36 month period in Nevada, Texas and Arizona.

GEOGRAPHIC MARKETS

     At February 29, 1996, the Company owned lots in various stages of development with respect to its projects, including 15 projects located in the Orange, Los Angeles and Riverside Counties of Southern California, 10 projects located in Las Vegas and Laughlin, Nevada, 12 projects located in Austin, Texas and 3 projects located in Phoenix, Arizona. The Company is currently selling homes in 35 of these projects. The Company's homes currently range in size from 1,284 to 6,287 square feet in Southern California, from 930 to 3,290 square feet in Nevada, from 1,200 to 3,530 square feet in Texas and from 930 to 3,579 square feet in Arizona. The Company's homes are currently priced from $129,900 to $1,200,000 in Southern California, from $86,000 to $305,000 in Nevada, from $99,000 to $200,000 in Texas and from $69,000 to $285,000 in Arizona. At
February 29, 1996, the Company owned approximately 2,150 building sites (853 in California, 592 in Nevada, 490 in Texas and 215 in Arizona) and controlled an additional 703 building sites (225 in California, 620 in Nevada, 415 in Texas and 103 in Arizona) through options and purchase contracts.

DEVELOPMENTS IN PROCESS -- CALIFORNIA

     The following table sets forth certain information regarding projects under development in California during fiscal year 1996.

                                                   HOMES              AVAILABLE FOR
                                            UNDER CONSTRUCTION           FUTURE
   NAME AND       TOTAL       UNITS             AT 2/29/96            CONSTRUCTION       UNITS
  LOCATION OF     UNITS     REMAINING    -------------------------   ---------------   CLOSED IN     AVG. PRICE       START OF
    PROJECT      PLANNED    AT 2/29/96   SOLD    MODEL    SPEC(A)    SOLD    UNSOLD     FY 1996     OF HOMES(B)     CONSTRUCTION
- ---------------  --------   ----------   -----   ------   --------   -----   -------   ----------   ------------    -------------
WHOLLY-OWNED:
THE COURTS
Palmia/Mission
  Viejo
Orange
County.........      180         109       14       4         27       --        64         60        $146,000           FY95
FULLERTON
Fullerton
Orange
  County.......      143         129       12       4         25       --        88         14         418,000           FY96
NEWPORT COAST
Irvine
Orange
  County.......       29          29       --      --         --       --        29         --             N/A(c)        FY97
THE VILLAS
Palmia/Mission
  Viejo
Orange
County.........      171         121       26       5         23        7        60         50         197,000           FY96
RANCHO SERRANO
Temecula
Riverside
  County.......      120          33        6      --          5        2        20         32         232,000           FY94
COZUMEL
La Quinta
Riverside
  County.......       86          69        3       5         15       --        46          2         470,000           FY94
CAYMAN
La Quinta
Riverside
  County.......       40          21        1       4         10       --         6          5         349,000           FY94
ANTIGUA CUSTOM
  LOTS
La Quinta
Riverside
  County.......       73          52       --      --         --       --        52          4         175,000            N/A
MULHOLLAND PARK
Tarzana
Los Angeles
  County.......      163         163       14       6         23       --       120         --         887,000           FY96
MULHOLLAND PARK
CUSTOM LOTS
Tarzana
Los Angeles
  County.......       10           6       --      --         --        1         5          4         357,000            N/A
LAKE HILLS
Corona
Riverside
  County.......       56          40       18      --         --        1        21         16         223,000           FY96
VISTA
  COLLECTION
Corona
Riverside
  County.......       53(d)       53       --       2         --       --        51         --         155,000           FY97
HARBORRIDGE
San Clemente
Orange
  County.......      124(e)      112       10       4         17       --        81         12         297,000           FY96
                 --------      -----     -----     --        ---     -----   -------       ---
SUBTOTAL
WHOLLY-OWNED...    1,248         937      104      34        145       11       643        199
                 --------      -----     -----     --        ---     -----   -------       ---
JOINT VENTURES:
HARBOR VIEW
San Clemente
Orange
  County.......       92          25        8      --         16        1        --         64         322,000           FY95
CANYON ESTATES
Coto de Caza
Orange
  County.......       58           7        5      --         --        1         1         51         462,000           FY95
RANCHLAND
  MONTILLA
Rancho Santa
  Margarita
Orange
County.........       93          --       --      --         --       --        --          1         335,000           FY93
PETERS WALNUT
  ESTATES
Walnut
Los Angeles
  County.......       16          16       --      --         --       10         6         --         571,000           FY97
                 --------      -----     -----     --        ---     -----   -------       ---
SUBTOTAL JOINT
  VENTURES.....      259          48       13       0         16       12         7        116
                 --------      -----     -----     --        ---     -----   -------       ---
TOTALS.........    1,507         985      117      34        161       23       650        315
                 ========      =====     =====     ==        ===     =====   =======       ===

- ---------------
(a) Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 29, 1996, and estimated average price for other projects.

(c) The design development process for this project is not sufficiently advanced to identify a specific average. Final approval is subject to master developer approval.

(d) Includes 51 lots the Company has the right to acquire under an option contract with the seller. There can be no assurance that the Company will actually acquire such lots within the option term. Five of such lots were purchased in May 1996.

(e) Includes 81 lots the Company has the right to acquire under an option contract with the seller. There can be no assurance that the Company will actually acquire such lots within the option term.

DEVELOPMENTS IN PROCESS -- NEVADA

     The following table sets forth certain information about projects under development in Nevada during fiscal year 1996.

                                                               HOMES UNDER        AVAILABLE
                                                             CONSTRUCTION AT      FOR FUTURE    UNITS
              NAME AND                 TOTAL     UNITS           2/29/96         CONSTRUCTION  CLOSED      AVG.
             LOCATION OF               UNITS   REMAINING   --------------------  ------------    IN      PRICE OF      START OF
               PROJECT                PLANNED  AT 2/29/96  SOLD  MODEL  SPEC(A)  SOLD  UNSOLD  FY 1996   HOMES(B)    CONSTRUCTION
- ------------------------------------- -------  ----------  ----  -----  -------  ----  ------  -------  -----------  ------------
WHOLLY-OWNED:
ROSEWALK
Las Vegas
Clark County.........................    138        --      --     --      --     --      --      45     $  93,000       FY94
WHITE CLIFFS
Las Vegas
Clark County.........................    172        18       9     --       9     --      --     102       107,000       FY94
THE FALLS AT HIDDEN CANYON
North Las Vegas
Clark County.........................    241       118      14      6       6      6      86      88       110,000       FY95
SPINNAKER BAY
Laughlin
Clark County.........................    108         2       2     --      --     --      --      19       120,000       FY93
LAS HADAS
Las Vegas
Clark County.........................     94        --      --     --      --     --      --      25        87,000       FY94
COUNTRY MEADOWS
Las Vegas
Clark County.........................     99        80       5      3       6     --      66      19       130,000       FY96
ECHOES
Las Vegas
Clark County.........................    194        --      --     --      --     --      --       1       105,000       FY93
ALTEZZA
Las Vegas
Clark County.........................    128(c)     128     --      4      --     --     124      --       263,000       FY96
COURTNEY RANCH
Las Vegas
Clark County.........................    168(d)     168     --      4      --     --     164      --       132,000       FY96
PALATINE HILL
Las Vegas
Clark County.........................    135(e)     135     --      4       4     --     127      --       220,000       FY96
PORTRAITS
Las Vegas
Clark County.........................     54        --      --     --      --     --      --       3       158,000       FY94
COUNTRY LANE
Las Vegas
Clark County.........................    228       197       9      2      10     --     176      31       129,000       FY95
SEQUOIA
Las Vegas
Clark County.........................    181        29      10      2      17     --      --     140       122,000       FY95
                                       -----       ---      --     --      --     --     ---     ---
SUBTOTAL WHOLLY-OWNED................  1,940       875      49     25      52      6     743     473
                                       -----       ---      --     --      --     --     ---     ---
JOINT VENTURES:
TAOS ESTATES(F)
Las Vegas
Clark County.........................     91        17       9      2       6     --      --      74       276,000       FY94
                                       -----       ---      --     --      --     --     ---     ---
SUBTOTAL JOINT VENTURES..............     91        17       9      2       6     --      --      74
                                       -----       ---      --     --      --     --     ---     ---
TOTALS...............................  2,031       892      58     27      58      6     743     547
                                       =====       ===      ==     ==      ==     ==     ===     ===

- ---------------
(a) Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 29, 1996, and estimated average price for other projects.

(c) Durable owns 45 lots in the Altezza project, and holds options on 83 lots for the remainder of the project. There can be no assurance that the Company will actually acquire such lots within the option term.

(d) Durable owns 56 lots in the Courtney Ranch project, and holds options on 112 lots for the remainder of the project. There can be no assurance that the Company will actually acquire such lots within the option term.

(e) Durable owns 30 lots in the Palatine Hill project, and holds options on 105 lots for the remainder of the project. There can be no assurance that the Company will actually acquire such lots within the option term. Twenty of such lots were purchased on May 7, 1996.

(f) J.M. Peters Nevada, Inc. and Durable are the general partners.

DEVELOPMENTS IN PROCESS -- TEXAS
     The following table sets forth certain information about projects under development in Texas during fiscal year 1996.

                                                      HOMES UNDER        AVAILABLE FOR
                                                      CONSTRUCTION          FUTURE        UNITS
         NAME AND            TOTAL       UNITS         AT 2/29/96       CONSTRUCTION(C)  CLOSED
       LOCATION OF           UNITS     REMAINING  --------------------  ---------------    IN     AVG. PRICE     START OF
         PROJECT           PLANNED(A)  AT 2/29/96 SOLD  MODEL  SPEC(B)   SOLD   UNSOLD   FY 1996   OF HOMES    CONSTRUCTION
- -------------------------- ----------  ---------  ----  -----  -------  ------  -------  -------  -----------  ------------
CAT HOLLOW
Round Rock
Williamson County.........      153        76       8      1       7      15       45       61       148,000       FY94
CIRCLE C RANCH
Austin
Travis County.............       95        49       3     --       1      --       45       40       156,000       FY93
CYPRESS CREEK
Cedar Park
Williamson County.........       70        41       7      1       4       3       26       12       152,000       FY94
MCKINNEY PARK(D)
Austin
Travis County.............       57        --      --     --      --      --       --        2       100,000       FY94
MEADOWS AT CHANDLER
Round Rock
Travis County.............       44        --      --     --      --      --       --        1        97,000       FY93
NORTH PARK
Pflugerville
Travis County.............       86         2       1     --      --       1       --       32       125,000       FY93
RANCH AT CYPRESS
Cedar Park
Williamson County.........      102        60       6      2       4       2       46       37       152,000       FY94
SPRINGBROOK
Round Rock
Travis County.............      221        71      29      2       7      16       17       39       145,000       FY94
SPRINGFIELD
Austin
Travis County.............       73        --      --     --      --      --       --        1        98,000       FY94
LAKE POINTE
Austin
Travis County.............       46        43       5      2       4       4       28        3       225,000       FY95
THE SETTLEMENT
Round Rock
Williamson County.........       44        22       7      1       4      --       10       22       116,000       FY94
WINDERMERE PARK
Pflugerville
Travis County.............      139        --      --     --      --      --       --        8       120,000       FY93
TRAVIS COUNTRY
Austin
Travis County.............      284       278      19      2      10      17      230        6       177,000       FY96
ONION CREEK
Austin
Travis County.............       54        54       2      1       4       1       46       --       227,000       FY96
LAKE POINT SOUTH
Austin
Travis County.............       34        26      11     --       4       3        8        8       173,000       FY96
MEADOWS OF BRUSHY CREEK
Round Rock
Williamson County.........       15        15       3     --       4      --        8       --       170,000       FY96
                              -----       ---     ---     --      --      --      ---      ---
TOTALS....................    1,517       737     101     12      53      62      509      272
                              =====       ===     ===     ==      ==      ==      ===      ===

- ---------------
(a) Most Developments listed include lot option contracts executed by Clark Wilson Homes for future lot takedowns.

(b) Speculative units are unsold homes under construction.

(c) The total Available for Future Construction contains lots under the control of Clark Wilson and lots actually purchased by Clark Wilson.

(d) Remaining options for 44 lots will not be exercised.

DEVELOPMENTS IN PROCESS -- ARIZONA

     The following table sets forth certain information about projects under development in Arizona during fiscal year 1996.

                                                    HOMES UNDER        AVAILABLE FOR
                                              CONSTRUCTION AT 2/29/96      FUTURE       UNITS
       NAME AND          TOTAL      UNITS                               CONSTRUCTION    CLOSED
      LOCATION OF        UNITS    REMAINING   -----------------------  --------------     IN      AVG. PRICE         START OF
        PROJECT         PLANNED   AT 2/29/96  SOLD   MODEL   SPEC(A)   SOLD   UNSOLD   FY 1996   OF HOMES(B)       CONSTRUCTION
- ----------------------- --------  ----------  -----  ------  --------  -----  -------  --------  ------------     --------------
WHOLLY-OWNED:
WILDFLOWER
Chandler
Maricopa County........    132         99       20      2       --       29      48        33       112,000            FY96
                           ---        ---     -----    --       --     -----  -------     ---
AMBROSIA AT AMBERLEA
Phoenix
Maricopa County........    101         91        2      3       14       11      61        10        81,000            FY96
                           ---        ---     -----    --       --     -----  -------     ---
SCOTTSDALE VISTA
  ESTATES
Scottsdale
Maricopa County(c).....     54         49        3     --        7        6      33         5       279,000            FY96
                           ---        ---     -----    --       --     -----  -------     ---
TOTALS.................    287        239       25      5       21       46     142        48
                           ===        ===     =====    ==       ==     =====  =======     ===

- ---------------

(a) Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 29, 1996, and estimated average price for projects under development on February 29, 1996.

(c) Includes 24 lots the Company has the right to acquire under an option contract with a seller. There can be no assurance that the Company will actually acquire such lots within the option term. Eight of such lots were purchased in March, 1996.

JOINT VENTURES

     The Company conducts its home-building operations as either wholly-owned projects or through joint ventures in which the joint venture partner provides capital, land and/or financing required for the project. The Company has utilized joint ventures in order to increase access to sources of capital, land and financing. The Company expects to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company.

     At February 29, 1996, the Company's joint ventures were as follows:

                                                       -------------------------------------------------
                                                       TOTAL UNITS   CUMULATIVE UNITS    UNITS REMAINING
                                                         PLANNED     CLOSED AT 2/29/96     AT 2/29/96
                                                       -----------   -----------------   ---------------
CAPITAL PACIFIC HOLDINGS, INC.
  J.M.P. Harbor View -- Orange County................       92               67                 25
  J.M.P. Canyon Estates -- Orange County.............       58               51                  7
  Peters Walnut Estates..............................       16                0                 16
                                                           ---              ---                ---
          Sub-tota1..................................      166              118                 48
                                                           ---              ---                ---
J.M. PETERS NEVADA, INC./DURABLE HOMES, INC.(A)
  Taos Estates -- Las Vegas..........................       91               74                 17
                                                           ---              ---                ---
Total................................................      257              192                 65
                                                           ===              ===                ===

- ---------------
(a) JMPN and Durable are co-general partners in Taos Estates, L.P.

     California Joint Ventures. The Company entered into two new joint ventures with CalPERS for the development of 150 homes in San Clemente and Coto de Caza, California in fiscal year 1996. Also added in fiscal year 1996 was Peters Walnut Estates, a joint venture with another partner to build 16 move-up homes in Los Angeles County, California.

     Las Vegas, Nevada Joint Venture. JMPN and Durable are general partners in Taos Estates, L.P., a California limited partnership, formed to develop the Taos Estates project in Las Vegas, Nevada.

LAND ACQUISITION

     The Company typically purchases and holds Entitled land in California in amounts sufficient to support home production and sales over a 24 to 48 month period. The Company also tries to maintain an additional 18 month supply of Entitled land through options and other means when practicable. The Company typically purchases or options Entitled land in Nevada, Texas and Arizona in amounts sufficient to support home production and sales over an 18 month to 36 month period. The Company does not acquire and hold land for speculative investment.

     The following table sets forth the estimated number of lots owned, under option and controlled as of February 29, 1996:

                        ESTIMATED NUMBER OF HOUSING UNITS THAT COULD BE
                         CONSTRUCTED ON LAND CONTROLLED AS OF FEBRUARY
                                          29, 1996(A)
                        ------------------------------------------------
                                    UNDER
       REGION           OWNED     OPTION(B)     CONTROLLED(C)     TOTAL
- --------------------    -----     ---------     -------------     ------
Southern California      853         132              93           1,078
Nevada                   592         300             320           1,212
Texas                    490         247             168             905
Arizona                  215          24              79             318
                        -----        ---             ---           -----
                        2,150        703             660           3,513
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

     The Company typically considers numerous factors including, but not limited to, the following when analyzing the suitability of land for acquisition and development: proximity to existing developed areas; population growth patterns; availability of existing community services (i.e., utilities, schools and transportation facilities); employment growth rates; anticipated absorption rates for new housing; and the estimated cost of development.

     The Company tries to avoid speculative building by constraining project phase sizes, and entitlement risks by acquiring Entitled land and acquiring lots through the use of options, development agreements and joint ventures with lot owners when appropriate. Additionally, by forming strategic alliances with partners, the Company has been able to obtain access to additional capital and construction financing to spread project risk, which allows the Company, when practicable, to minimize the risk of holding property and to preserve its capital.

PRODUCT DESIGN

     The Company has numerous industry design awards for its homes and developments. The Company's homes are noted for their innovative design, attention to detail and quality construction.

     The Company contracts with a number of outside architects, designers, engineers, consultants and subcontractors. While some of the Company's employees are involved in various stages of the design process, the Company believes that the use of third parties for the production of the final design, engineering and construction reduces its costs, increases design innovation and quality, and reduces the risks of liability associated with the design and construction process. The Company monitors the work of outside architects, designers and engineers through consultants and employees of the Company. The Company believes it is critical to coordinate the design process with the construction and sales and marketing efforts of the Company to ensure an appropriate balance between market responsiveness, design innovation, construction effectiveness and quality.

     The Company creates architectural variety within its projects by offering numerous floor plans and exterior styles. By doing so, the Company hopes to enhance home values by creating diversified neighborhood looks within its projects.

     Generally, the Company selects the interior finish of its homes. The Company also offers home buyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers through the Company's wholly owned subsidiary, Newport Design Center ("Newport Design") or through the homebuyer's consultants.

DEVELOPMENT AND CONSTRUCTION

     The Company acts as the general contractor for the construction of its projects. Virtually all construction work for the Company is performed by subcontractors. The Company's consultants and employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase or unit-by-unit basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding on a unit-by-unit basis. The Company has established long-term relationships with a large number of subcontractors. The Company is not dependent to any material degree upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.

     The Company generally negotiates volume discounts, when possible, with manufacturers and suppliers in order to take advantage of its volume of production.

     The Company typically develops its projects in several phases generally averaging approximately 10-15 homes per phase. From market studies, the Company determines the number of homes to be built in the first phase, the appropriate price range for the market and other factors. The first phase of home sales is typically small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred, except for construction of the model homes. Subsequent phases are generally not started until at least 60% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate market data which, along with information such as time of year, the local labor situation and the availability of materials and supplies, enables the Company to determine the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the above factors, the Company typically completes construction of a phase within one of its California developments in approximately five to six months for larger homes and three to four months for smaller homes and within its Nevada, Texas and Arizona developments within three to four months.

SALES AND MARKETING

     The Company typically builds, furnishes and landscapes model homes for each project and maintains on-site sales offices, which typically are open seven days a week. Management believes that model homes play a particularly important role in the Company's marketing efforts in certain markets. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes generally are not permitted, but home buyers may select various other construction and design options provided by the Company.

     The Company normally sells all of its homes through Company sales representatives who typically work from the sales offices located either at the model homes or at sales centers used in each subdivision. To a lesser extent, the Company also uses community, regional and cooperative brokers to sell its homes when necessary. Company representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes, and by assisting them with the selection of options and upgrades. Sales representatives attend periodic meetings at which they are given information regarding other projects in the area, the variety of financing programs available, construction schedules and marketing and advertising plans for their projects.

     The Company generally opens on-site sales offices before the construction of the model homes are completed. These on-site sales offices are utilized as temporary sales centers to commence the sales process to potential customers. Once a Preliminary Subdivision Report ("Pink Report") has been issued by the California Department of Real Estate ("DRE"), potential homebuyers may reserve a home by submitting a refundable deposit (a reservation fee) ranging from $500 to $20,000, signing a receipt for the Pink Report and executing a reservation document. The Company then conducts preliminary research concerning the credit status of the potential homebuyer in order to "pre-qualify" the homebuyer. Once the prospective homebuyer has been "pre-qualified" and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), and a Final Subdivision Report ("White Report") has been received from the DRE for the project, the homebuyer must convert the reservation fee to an "earnest money deposit" and complete a purchase contract for the purchase of their home. The Company attempts to keep its contract cancellation rate low by attempting to pre-qualify prospective homebuyers and allowing homebuyers to customize their homes at an early point in the purchase process. When home purchase contracts are canceled, damages are usually limited to a percentage of the purchase price of the home and may be less pursuant to applicable law or to the terms of the purchase contract. The Company generally determines whether to seek to obtain such damages on a case-by-case basis. When home purchase contracts are canceled, the Company is usually able to identify alternate homebuyers.

     The Company makes extensive use of advertising and other promotional activities, including newspaper, radio, television and magazine advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its projects. Because the Company usually offers multiple projects within a market area, it is able to utilize regional advertising that highlights all Company projects within that same market area.

     The Company established a highly sophisticated website on the Internet during fiscal year 1996. The website address is (http://www.cph-inc.com). The Company will utilize the Internet through its website address to augment its advertising and promotional activities.

     The Company provides flooring and other amenities and upgrades to its homebuyers in California through its wholly-owned subsidiary, Newport Design, and through its other design centers in Nevada and Texas.

BACKLOG AND INVENTORY

     The Company typically pre-sells homes prior to and during construction through purchase contracts or reservations requiring earnest money deposits or reservation fees. Generally, these contracts or reservations are cancelable if the customers are unable to sell their existing homes, qualify for financing or under certain other circumstances. A home sale is placed in backlog status upon execution of such a contract or reservation and receipt of an earnest money deposit or reservation fee and is removed when such contracts or reservations are canceled as described above or the home purchase escrow is closed. At February 29, 1996, the Company had a backlog in California of 140 homes with an aggregate sales value of $43.2 million, compared to a backlog of 195 homes with an aggregate sales value of $63.2 million at February 28, 1995. At February 29, 1996, the Company had a total backlog in Nevada of 64 homes with an aggregate sales value of $8.9 million, compared to a backlog of 155 homes with an aggregate sales value of $21.3 million at February 28, 1995. At February 29, 1996, the Company had a total backlog in Texas of 163 homes with an aggregate sales value of $26.2 million, compared to a backlog of 82 homes with an aggregate sales value of $11.5 million at February 28, 1995. The Arizona projects in the first year of operation had a backlog of 71 units with an aggregate sales value of $8.6 million.

     The following table shows net new orders (sales made less cancellation and credit rejections), homes closed and ending backlog relating to sales of the Company's homes and homes under contract or reservation for each quarter since the beginning of fiscal year 1996. Management believes that the Company's backlog at any given time may be a good indicator of the number of units that will be closed in the four months following such date:

                                                                              ENDING BACKLOG
                                                    NET NEW     HOMES       ------------------
                                                    ORDERS      CLOSED      UNITS     ($000S)
                                                    -------     -----       -----     --------
    Fiscal Year 1996 1st Quarter................       324       245         511      $130,586
      2nd Quarter...............................       234       224         521       130,266
      3rd Quarter...............................       264       236         549       123,782
      4th Quarter...............................       360       469         438        86,899
                                                     -----      -----
              Total Fiscal Year 1996............     1,182      1,174
                                                     =====      =====
    Fiscal Year 1995 1st Quarter................       167       193         279      $ 55,073
      2nd Quarter...............................       116       172         223        44,465
      3rd Quarter...............................       217       252         304(a)     54,777
      4th Quarter...............................       335       207         432        95,940
                                                     -----      -----
              Total Fiscal Year 1995............       835       824
                                                     =====      =====

- ---------------
(a) Includes 116 homes in Clark Wilson's backlog at August 31, 1994.

MORTGAGE COMPANY

     The Company established mortgage operations in California through its wholly owned subsidiary Capital Pacific Mortgage, Inc. during fiscal year 1996. The Company offers mortgage broker services to certain of its California homebuyers through Capital Pacific Mortgage, Inc. The Company also offers mortgage broker services to certain of its Texas homebuyers through Fairway Financial Company, established in fiscal year 1995.

HOMEOWNER WARRANTY

     The Company provides homeowners with a limited warranty wherein the Company will correct for a limited period deficiencies listed in the homeowner warranty manual which may include, but not be limited, to the following: faulty workmanship, defective materials, or significant construction flaws in the structural components of the home or in the lot on which the home is located. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). The Company also provides certain Nevada and Texas homebuyers with policies issued by third-parties that extend protection beyond the Company's warranty period. Statutory requirements in the states in which the Company does business may grant to homebuyers rights in addition to those provided by the Company. California law establishes a ten-year period during which a home buyer may seek redress for latent defects in the architectural design or actual construction of its new home. The Company establishes warranty reserves, on a per unit basis, at time of closing.

COMPETITION

     The home-building industry is highly competitive. In each of the areas in which it operates, the Company competes in terms of location, design, quality and price with numerous other residential construction firms, including large national and regional firms, some of which may have greater financial resources than the Company. As the Company enters and until it develops a reputation in a new market area, the Company can expect to face even more significant competitive pressures.

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

     The Company must increasingly obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development, building moratoriums may be imposed. As a result, the Company tries to devote an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained. Such increasing regulation has resulted, in certain areas, in a significant increase in time between the Company's initial acquisition of land and the commencement and completion of its developments.

EMPLOYEES

     As of April 30, 1996, the Company employed 288 persons full-time, compared to 232 persons at April 30, 1995. Of these, 20 were in executive positions, 52 were engaged in sales activities, 132 in project activities (28 of which are involved in the steel framing division in Las Vegas, Nevada) and 84 in administrative and clerical activities. None of the Company's employees are represented by a union. The Company considers its employee relationships to be good.

RAW MATERIALS

     All of the raw materials and most of the components used in the Company's business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of houses started could cause shortages in the availability of such materials, thereby leading to delays in the delivery of homes under construction. In addition, increases in the price of lumber and other materials has a negative impact on margins. In order to maintain its quality standards while providing a product at good values, the Company has used and is considering the further use of alternative materials, such as metal studs and framing in some of its projects. The Company has established a steel framing division in Las Vegas, Nevada.

ITEM 2. PROPERTIES

     The Company owns one facility and leases other facilities in California, Nevada, Texas and Arizona. The Company owns its principal offices, which are located at 4100 MacArthur Blvd., Suite 200, Newport Beach, California 92660, where the Company occupies approximately 20,000 out of a total 45,000 square feet of space available. The majority of the remaining office space is leased to third parties.

     Durable has acquired an approximately 2.5 acre property on which Durable intends to construct a 19,000 square foot office building. The principal offices of Durable and JMPN will occupy approximately 10,000 square feet. The remaining office space will be leased to third parties.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine litigation arising in the ordinary course of its business. The legal responsibility and financial impact with respect to such litigation cannot presently be ascertained.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's Common Stock is traded on AMEX under the Symbol "CPH." The following table sets forth the quarterly high and low sales prices for the Common Stock for the periods indicated.

                                                                       HIGH       LOW
                                                                       -----     -----
                FISCAL 1996
        Fourth Quarter.............................................    $4.38     $2.13
        Third Quarter..............................................     3.25      2.25
        Second Quarter.............................................     3.44      2.00
        First Quarter..............................................     2.81      2.00
                FISCAL 1995
        Fourth Quarter.............................................     3.00      2.00
        Third Quarter..............................................     3.00      1.88
        Second Quarter.............................................     4.00      2.63
        First Quarter..............................................     3.94      2.63

     Subject to Indenture and loan agreement covenants, payment of dividends is within the discretion of the Company's Board of Directors and holders of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. The Company's present intention is not to pay dividends, but rather to retain any earnings. No dividends have been paid during the last two years.

     On April 30, 1996, the Company had approximately 1,800 beneficial holders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial information of the Company is presented for the fiscal years ended February 29, 1996, February 28, 1995, February 28, 1994, February 28, 1993 and February 29, 1992. The selected financial information and other data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior year's balances to conform to the current year presentation.

                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                          AMOUNTS AND OPERATING DATA)
                                              ----------------------------------------------------
                                                              LAST DAY OF FEBRUARY
                                              ----------------------------------------------------
                                                1992       1993       1994       1995       1996
                                              --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
Total revenues..............................  $184,944   $ 75,702   $ 91,066   $143,089   $169,018
                                              --------   --------   --------   --------   --------
Cost and expenses:
  Cost of homes and land....................   170,329     68,257     73,348    112,152    138,707
  Adjustments to carrying value of real
     estate projects and investments in
     partnerships...........................    56,016     75,476      --         --         --
Interest expense............................    14,691      8,538        418      --         --
Provision for litigation judgment...........     --         --         --         1,950      --
Selling, general and administrative.........    15,579      9,764     12,322     22,314     26,126
                                              --------   --------   --------   --------   --------
          Total costs and expenses..........   256,615    162,035     86,088    136,416    164,833
Minority interest...........................     --         --         4,332      5,883      1,080
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes and
  extraordinary items.......................   (71,671)   (86,333)       646        790      3,105
Income tax (benefit) expense................   (13,895)    (1,792)     --           216        503
                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary items....   (57,776)   (84,541)       646        574      2,602
Extraordinary gain for debt retired at less
  than face value, net of taxes.............     --         --         4,268      3,075      --
                                              --------   --------   --------   --------   --------
Net income (loss)...........................  $(57,776)  $(84,541)  $  4,914   $  3,649   $  2,602
                                              ========   ========   ========   ========   ========
Net income (loss) per common share:
Before extraordinary items..................    $(4.13)    $(6.05)      $.04       $.04       $.17
Extraordinary items.........................     --         --           .30        .20      --
                                                ------     ------     ------      -----      -----
Net income (loss) per share(1)..............    $(4.13)    $(6.05)      $.34       $.24       $.17
                                                ------     ------     ------      -----      -----
                                                ------     ------     ------      -----      -----

                                                          AT THE LAST DAY OF FEBRUARY
                                              ----------------------------------------------------
                                                1992       1993       1994       1995       1996
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Real estate projects........................  $224,566   $ 99,636   $105,696   $167,807   $227,194
Total assets................................   250,822    115,551    121,954    215,175    266,508
Notes payable...............................    59,165     38,433     34,709     29,391     63,929
Senior Unsecured Notes Payable..............     --         --         --       100,000    100,000
Due to parent...............................   204,138      1,702      --         --         --
Stockholders' equity........................   (25,607)    48,015     55,594     60,744     63,346
OPERATING DATA (in units):
Homes closed................................       395        115        404        824(2)    1,174
Homes contracted for........................       326        126        478        835(3)    1,182
Homes in backlog............................        81         92        305        432        440

- ---------------
(1) The weighted average number of shares outstanding is 14,995,000 for the years ended February 29, 1996 and February 28, 1995, 14,488,000 for the year ended February 28, 1994 and 13,980,000 for the years ended February 28, 1993 and February 29, 1992.

(2) Excludes homes closed by Clark Wilson for the six month period prior to acquisition.

(3) Excludes 116 homes in Clark Wilson's backlog at August 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, availability to homebuilders of financing for acquisitions, development and construction, availability of financing to homebuyers for permanent mortgages, interest rate levels and the demand for housing; supply levels of labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory and weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

RESULTS OF OPERATIONS -- GENERAL

     The results of operations of the Company for the fiscal year ended February 28, 1995, do not include the full year of Clark Wilson's results of operations due to the fact that the Clark Wilson Acquisition did not occur until the start of the third quarter of fiscal year 1995.

  FISCAL YEAR 1996 (YEAR ENDED FEBRUARY 29, 1996) COMPARED TO FISCAL YEAR 1995 (YEAR ENDED FEBRUARY 28, 1995)

     Net Income. The Company recorded net income of $2.6 million in fiscal year 1996, or $0.17 per share, compared to net income (before extraordinary gain) of $574 thousand, or $0.04 per share, for fiscal year 1995. Fiscal year 1995 net income of $3.6 million includes $3.1 million (net of tax), or $0.20 per share, extraordinary gain due to the resolution of project financing at less than the face amount of the debt. There was no extraordinary gain in fiscal year, 1996. These results were due to the factors discussed below.

     Revenues from Sales of Homes. Revenues from housing sales for fiscal year 1996 of $163.8 million increased $24.7 million, or 17.7%, from fiscal year 1995. This increase was due to a greater number of home closings during the fiscal year. Home closings for fiscal year 1996 were 1,174 (which includes 115 homes closed in unconsolidated joint ventures) compared to 824 homes (which includes 3 homes closed in unconsolidated joint ventures) for fiscal year 1995, an increase of 350 homes. This increased activity was primarily due to increased closings in California, and a full year of Clark Wilson activity compared to six months of Clark Wilson activity in the prior fiscal year. The revenues figures for fiscal year 1996 and fiscal year 1995 do not include closings from unconsolidated joint ventures. Total revenues from unconsolidated joint ventures were $44.6 million for fiscal year 1996 compared to $900 thousand for fiscal year 1995. Had these closings been included in the fiscal year 1996 and fiscal year 1995 revenue figures, fiscal year 1996 revenues from home closings would be $208.4 million, reflecting an increase of $68.4 million in revenues, or an increase of 48.8%, from fiscal year 1995 revenues of $140 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 1996 of $26.1 million increased $3.8 million over fiscal year 1995. This increase was primarily due to the increased closings and number of projects being marketed in California and a full year of Clark Wilson activity (compared to a half year in fiscal year 1995).

     Minority Interest. Minority interest expense for fiscal year 1996 of $1.1 million decreased $4.8 million from fiscal year 1995. This decrease was due to a reduced number of consolidated joint venture home closings in fiscal year 1996. For fiscal year 1996, consolidated joint venture closings totaled 75 units versus the 264 units closed in fiscal year 1995.

     During the fiscal year ended February 29, 1996, the Company recorded 1,182 net orders (home sales contracted for less cancellations), which was 347 homes higher than fiscal year 1995. The Company had 438 homes in its backlog (homes under contract but not closed) at February 29, 1996, which was an increase of 6 homes over the Company's backlog at February 28, 1995.

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

     Minority Interest. Minority interest expense for fiscal year 1995 of $5.9 million increased $1.6 million from fiscal year 1994. This increase was due to a greater number of joint venture home closings in fiscal year 1995. For fiscal year 1995, joint venture closings totalled 264 units versus the 239 units closed in fiscal year 1994.

     Provision for Litigation Judgment. During fiscal year 1995 a California jury delivered a verdict of $2.2 million compensatory and $1.0 million punitive damages against the Company in connection with certain sales activities occurring in 1989 and 1990, at least two years prior to the 1992 Acquisition of the Company by current management. The Company settled the lawsuit for $2.3 million. The amount of $2.0 million (net of reserves) was charged against the Company's third quarter results.

     During the fiscal year ended February 28, 1995, the Company recorded 835 net orders (home sales contracted for less cancellations), which was 357 homes higher than fiscal year 1994. The Company had 432 homes in its backlog (homes under contract but not closed) at February 28, 1995, which was an increase of 127 homes over the Company's backlog at February 28, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements are for the acquisition, development, construction and marketing of its projects. The need to stage the acquisition and use of raw materials such as land and finished lots and the need, on certain projects, to construct community facilities ahead of the start of home construction requires homebuilders such as the Company to commit working capital for longer periods than many traditional manufacturing companies. When building inventory, the Company uses substantial amounts of cash that are generally obtained from borrowings, available cash flow from operations and partners' contributions to joint ventures.

     The Company has principally used secured recourse and non-recourse bank financing, bond financing and financing provided by CalPERS and other joint venture partners for acquisition, development and construction, with financing for individual projects or phases of projects secured by such projects.

     In May, 1994 the Company completed the sale of $100,000,000 of 12 3/4% Senior Notes including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The proceeds are projected to provide liquidity, when combined with additional financing permitted under the Indenture and cash flow from operations, sufficient to fund the Company's current and projected acquisition, development and construction activities for a period of at least two years.

     In May, 1994 the Company obtained a $25 million recourse secured line of credit facility with a bank. In September, 1994 the Company obtained an additional $25 million non-recourse secured line of credit facility with the same bank. In August, 1995, the Company successfully completed negotiations with its bank increasing total contingent availability under all credit facilities with the bank from $50 million to $90 million. As of February 29, 1996, the Company has in place three separate facilities with the bank. The terms of the various credit facilities expire on dates ranging from October 1, 1996 through March 31, 1998. The Company is negotiating extensions on all facilities due within the next fiscal year. The Company expects to successfully complete these negotiations prior to the maturity dates of the credit facilities. The facilities are secured by liens on various completed or under construction homes and on lots held by the Company. The credit agreements contain certain covenants, including covenants that require the Company to comply with certain operating and reporting requirements and maintain certain financial levels and ratios. The credit agreements also define certain events that constitute events of default. The bank is entitled to payment out of the proceeds of its collateral prior to any holders of unsecured indebtedness, including the Notes.

     Durable and Clark Wilson also have non-recourse lines of credit to facilitate construction activity. Durable has obtained a $13.0 million non-recourse line of credit. The term of the commitment under this facility will expire July 1, 1996. Durable is currently negotiating an extension of this facility and expects to successfully complete this negotiation. Clark Wilson has secured a $15 million non-recourse line of credit. The term of the commitment under this facility will expire June 30, 1996. Clark Wilson is currently negotiating an extension of this facility and expects to successfully complete this negotiation. Subsequent to February 29, 1996, Clark Wilson has secured an additional $11.5 million non-recourse line of credit. The initial term of the commitment under this facility will expire May 31, 1997.

     The Indenture contains restrictions on the incurring of indebtedness which affect the availability of these bank facilities based on various measures of the financial performance of the Company. Subject to such restrictions, the bank facilities will be available to augment cash flow from operations, joint venture funds and the proceeds of the Offering to fund the Company's operations.

INTEREST RATES AND INFLATION

     The long-term impact of inflation on the Company is manifested in increased land, land development, construction and overhead costs balanced by potential increased sales prices.

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

TAXES

     The Company was from the time of the Acquisition until the end of calendar year 1994 part of the Capital Pacific Homes, Inc. consolidated tax group. No written tax sharing agreement with respect to taxes existed between the member companies of the Capital Pacific Homes, Inc. consolidated tax group. The Capital Pacific Homes, Inc. consolidated tax group filed on a calendar year basis, whereas the Company's financial statements reflect a fiscal year ending on the last day of February. As of December 31, 1994, the Company had a federal and California tax liability and a net operating loss carryforward to 1995, which the Company can utilize to offset regular taxable income that may be generated after the 1994 tax year. The Indenture required the merger of the Company with Capital Pacific Homes, Inc. (which merger was completed as of December 31,
1994), as a result of which the Company will no longer be part of a consolidated group and will file its own tax returns on a calendar year basis effective with the 1995 tax year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAPITAL PACIFIC HOLDINGS, INC. (CPH)

  Reports of Independent Public Accountants

  Consolidated Balance Sheets as of February 28, 1995 and February 29, 1996

  Consolidated Statements of Operations for the years ended February 28, 1994, February 28, 1995 and February 29, 1996

  Consolidated Statements of Stockholders' Equity for the years ended February 28, 1994, February 28, 1995 and February 29, 1996

  Consolidated Statements of Cash Flows for the years ended February 28, 1994, February 28, 1995 and February 29, 1996

  Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Capital Pacific Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of CAPITAL PACIFIC HOLDINGS, INC. (a Delaware corporation) and subsidiaries as of February 28, 1995 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Joint Ventures (Note 1), which statements reflect total assets and total revenues of 15 and 33 percent in February 28, 1994 and 4 and 38 percent in February 28, 1995, and 1 and 1 percent in February 29, 1996, respectively, of the consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Pacific Holdings, Inc. and subsidiaries as of February 28, 1995 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
May 2, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Alicante Development, L.P.

We have audited the accompanying balance sheets of Ranchland Alicante Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                          ERNST & YOUNG LLP

Newport Beach, California
February 24, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Fairway Development, L.P.

We have audited the accompanying balance sheets of Ranchland Fairway Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                          ERNST & YOUNG LLP

Newport Beach, California
February 24, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Montilla Development, L.P.

We have audited the accompanying balance sheets of Ranchland Montilla Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Montilla Development, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Newport Beach, California
February 15, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Ranchland Portola Development, L.P.

We have audited the accompanying balance sheets of Ranchland Portola Development, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranchland Portola Development, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Newport Beach, California
February 15, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Partners
J.M.P. Canyon Estates, L.P.

We have audited the accompanying balance sheet of J.M.P. Canyon Estates, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1995 and the period July 27, 1994 (inception) through December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J.M.P. Canyon Estates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995 and the period July 27, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Newport Beach, California
February 15, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Partners
J.M.P. Harbor View, L.P.

We have audited the accompanying balance sheet of JMP Harbor View, L.P. (the "Partnership"), a California limited partnership, as of December 31, 1995 and 1994, and the related statements of partners' capital and cash flows for year ended December 31, 1995 and the period December 13, 1994 (inception) through December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMP Harbor View, L.P. as of December 31, 1995 and 1994, and the results of its cash flows for the year ended December 31, 1995 and the period December 13, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Newport Beach, California
February 15, 1996

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      FEBRUARY 28,     FEBRUARY 29,
                                                                          1995             1996
                                                                      ------------     ------------
CASH AND CASH EQUIVALENTS...........................................     $ 22,401        $  13,850
RESTRICTED CASH.....................................................        1,421            1,429
ACCOUNTS AND NOTES RECEIVABLE.......................................        3,818            4,421
REAL ESTATE PROJECTS................................................      167,807          227,194
PROPERTY AND EQUIPMENT..............................................        5,891            6,685
PREPAID EXPENSES AND OTHER ASSETS...................................       13,837           12,929
                                                                         --------        ---------
               TOTAL ASSETS.........................................     $215,175        $ 266,508
                                                                         ========        =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE....................................................     $  9,986        $  26,333
ACCRUED LIABILITIES.................................................       11,530           10,006
NOTES PAYABLE.......................................................       29,391           63,929
SENIOR UNSECURED NOTES PAYABLE......................................      100,000          100,000
                                                                         --------        ---------
          Total liabilities.........................................      150,907          200,268
                                                                         --------        ---------
COMMITMENTS AND CONTINGENCIES.......................................
MINORITY INTEREST IN JOINT VENTURES.................................        3,524            2,894
                                                                         --------        ---------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.10 per share; 30,000,000 shares
     authorized; 14,995,000 issued and outstanding..................        1,500            1,500
  Additional paid-in capital........................................      211,888          211,888
  Accumulated deficit...............................................     (152,644)        (150,042)
                                                                         --------        ---------
          Total stockholders' equity................................       60,744           63,346
                                                                         --------        ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........     $215,175        $ 266,508
                                                                         ========        =========

          See accompanying notes to consolidated financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       FOR THE YEARS ENDED
                                                          ----------------------------------------------
                                                          FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 29,
                                                              1994             1995             1996
                                                          ------------     ------------     ------------
REVENUES:
  Sales of homes and land...............................     $88,140         $139,123         $163,768
  Equity in income (loss) of partnerships...............          77               (7)           1,560
  Interest and other income, net........................       2,849            3,973            3,690
                                                             -------         --------         --------
                                                              91,066          143,089          169,018
                                                             -------         --------         --------
COSTS AND EXPENSES:
  Cost of homes and land................................      73,348          112,152          138,707
  Selling, general and administrative...................      12,322           22,314           26,126
  Provision for litigation judgment.....................          --            1,950               --
  Minority interest in joint ventures...................       4,332            5,883            1,080
  Interest..............................................         418               --               --
                                                             -------         --------         --------
                                                              90,420          142,299          165,913
                                                             -------         --------         --------
Income before provision for income taxes and
  extraordinary gain....................................         646              790            3,105
Provision for income taxes..............................          --              216              503
                                                             -------         --------         --------
Income before extraordinary gain........................         646              574            2,602
Extraordinary gain for debt retired at less than face
  value,
  net of taxes..........................................       4,268            3,075               --
                                                             -------         --------         --------
Net income..............................................     $ 4,914         $  3,649         $  2,602
                                                             =======         ========         ========
NET INCOME PER COMMON SHARE:
  Before extraordinary gain.............................     $   .04         $    .04         $    .17
  Extraordinary gain....................................         .30              .20               --
                                                             -------         --------         --------
  Net income............................................     $   .34         $    .24         $    .17
                                                             =======         ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES.......................      14,488           14,995           14,995
                                                             =======         ========         ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED FEBRUARY 29, 1996
                                 (IN THOUSANDS)

                                                             ADDITIONAL
                                                  COMMON      PAID-IN       (ACCUMULATED
                                                  STOCK       CAPITAL         DEFICIT)        TOTAL
                                                  ------     ----------     ------------     -------
BALANCE, February 28, 1993......................  $1,398       $207,824       $(161,207)     $48,015
  Shares issued in connection with acquisition
     of Durable Homes, Inc......................    102           2,563              --        2,665
  Net income....................................     --              --           4,914        4,914
                                                  ------       --------       ---------      -------
BALANCE, February 28, 1994......................  1,500         210,387        (156,293)      55,594
  Issuance of warrants in connection with
     offering of senior unsecured notes
     payable....................................     --           1,501              --        1,501
  Net income....................................     --              --           3,649        3,649
                                                  ------       --------       ---------      -------
BALANCE, February 28, 1995......................  1,500         211,888        (152,644)      60,744
  Net income....................................     --              --           2,602        2,602
                                                  ------       --------       ---------      -------
BALANCE, February 29, 1996......................  $1,500       $211,888       $(150,042)     $63,346
                                                  ======       ========       =========      =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FOR THE YEARS ENDED
                                                                 ----------------------------------------------
                                                                 FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 29,
                                                                     1994             1995             1996
                                                                 ------------     ------------     ------------
OPERATING ACTIVITIES:
  Net income...................................................    $  4,914         $  3,649         $  2,602
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities --
    Extraordinary gain, net....................................      (4,268)          (3,075)              --
    Provision for litigation judgment..........................          --            1,950               --
    Depreciation and amortization..............................         131              794            1,390
    Changes in Assets and Liabilities
      Net of the Effects of the Purchase of Clark Wilson, Inc.
         and Durable Homes, Inc.:
      (Increase) decrease in accounts and notes receivable.....         259           (2,168)            (603)
      (Increase) decrease in real estate projects..............         226          (60,547)         (57,109)
      (Increase) decrease in prepaid expenses and other
         assets................................................         393             (470)          (2,013)
      Increase in accounts payable and accrued liabilities.....       6,209            2,449           14,823
                                                                   --------         --------         --------
         Net cash provided by (used in) operating activities...       7,864          (57,418)         (40,910)
                                                                   --------         --------         --------
INVESTING ACTIVITIES:
  Acquisition of Clark Wilson Homes, Inc.......................          --           (3,631)              --
  Acquisition of Durable Homes, Inc............................      (1,500)              --               --
  Purchases of property and equipment..........................         (68)          (5,982)          (1,269)
  Decrease (increase) in investments in partnerships...........         (45)          (1,949)           1,635
                                                                   --------         --------         --------
         Net cash provided by (used in) investing activities...      (1,613)         (11,562)             366
                                                                   --------         --------         --------
FINANCING ACTIVITIES:
  Proceeds from senior unsecured notes payable, net............          --           95,834               --
  Proceeds from notes payable..................................      39,374           59,406          131,572
  Principal payments of notes payable..........................     (35,574)         (63,425)         (98,949)
  Principal payments to Capital Pacific Homes, Inc.............      (1,702)              --               --
  Minority interest in joint ventures..........................      (7,802)         (10,435)            (630)
                                                                   --------         --------         --------
         Net cash provided by (used in) financing activities...      (5,704)          81,380           31,993
                                                                   --------         --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........         547           12,400           (8,551)
CASH AND CASH EQUIVALENTS, beginning of period.................       9,454           10,001           22,401
                                                                   --------         --------         --------
CASH AND CASH EQUIVALENTS, end of period.......................    $ 10,001         $ 22,401         $ 13,850
                                                                   ========         ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH ACTIVITIES:
  Cash paid during the year for interest.......................    $  2,372         $  6,556         $ 17,939
  Cash paid during the year for income taxes...................           6               20            1,479
  Residential inventory surrendered in exchange for debt
    forgiveness................................................       9,980            1,048               --
  Note payable and accrued interest reduced by debt
    forgiveness................................................      14,248            4,713               --
  Common stock issued in connection with the acquisition of
    Durable Homes, Inc.........................................       2,665               --               --
  Promissory note payable issued to seller in connection with
    the acquisition of Clark Wilson Homes, Inc.................          --            2,500               --
  Issuance of warrants in connection with offering of senior
    unsecured notes payable....................................          --            1,501               --
  Land acquisition financed by purchase money trust deeds......          --            2,249               --
  Debt assumed by consolidated partnership for land
    contributed................................................          --               --            1,915

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. COMPANY ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Company Organization and Operations

     On July 1, 1992, Capital Pacific Homes, Inc., a Delaware corporation, entered into a definitive purchase agreement (the "Purchase Agreement"), pursuant to which Capital Pacific Homes, Inc. acquired from San Jacinto F.A. ("San Jacinto") (i) 12,000,000 shares of J.M. Peters Company, Inc., known since August, 1995 as Capital Pacific Holdings, Inc. (the "Company") Common Stock representing 85.8 percent of the total outstanding shares of Common Stock of the Company and (ii) all debt of the Company owed to San Jacinto which, at the time of the closing and after giving effect to debt restructuring, equaled $49,000,000. Utilizing the proceeds from the sale of real estate projects to third parties, cash received from the joint ventures discussed below and cash on hand, the Company had repaid this debt to Capital Pacific Homes, Inc. at February 28, 1994. The closing of the purchase transaction occurred on August 12, 1992. The indebtedness of the Company to San Jacinto equaled approximately $146,000,000 prior to the purchase transaction. Pursuant to a debt restructuring agreement, and prior to the closing, San Jacinto contributed to the capital of the Company $97,510,000 of the indebtedness.

     Effective December 31, 1994, Capital Pacific Homes, Inc. merged with and into the Company (the "Merger") pursuant to an Agreement and Plan of Merger, dated November 21, 1994 (the "Merger Agreement") with the Company surviving the Merger. The Company's Board of Directors and a majority of the stockholders approved the Merger. Accordingly, the separate legal existence of Capital Pacific Homes, Inc. was terminated. The Merger did not change the capitalization, corporate structure or Board of Directors of the Company. In addition, there was no modification of or amendment to the Certificate of Incorporation and Bylaws, as amended, of the Company as a result of the Merger. The Merger Agreement provided for the cancellation of each share of Common Stock of the Company held by Capital Pacific Homes, Inc. and the issuance of an equal amount of new shares of Common Stock of the Company to the shareholders of Capital Pacific Homes, Inc. No assets or recorded liabilities were acquired.

     In August 1995, the Company changed its name to Capital Pacific Holdings, Inc. The Company continues to use the J.M. Peters Company, Inc. name in its marketing materials and is qualified to do business in California as J.M. Peters Company, Inc.

     The Company is a regional builder of single-family homes with operations throughout the major metropolitan areas of California, Nevada, Texas and Arizona. Approximately 43, 35, 19 and 3 percent of the Company's total revenues (including the unconsolidated joint ventures) were in California, Nevada, Texas and Arizona, respectively, for the year ended February 29, 1996. Economic growth in California has slowed considerably in the 1990s compared to the late 1980s. The average sales price of homes in most of the areas in California in which the Company does business has decreased over the past three to four years and there can be no assurance that home sales prices will not decline further in the future.

     The Company's business, and the markets which it serves in California, Nevada, Texas and Arizona is affected by local, national and world economic conditions and events, in particular by the level of mortgage interest rates and consumer confidence. The Company cannot predict whether mortgage interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, in particular mortgage interest rates, the Company's operating results could be adversely impacted.

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from estimated amounts.

  Acquisition of Clark Wilson Homes, Inc.

     Effective September 1, 1994, the Company acquired all of the common stock of Clark Wilson Homes, Inc. ("Clark Wilson") and Fairway Financial Company ("Fairway") for a total purchase price, including direct costs of the acquisition, of $6.1 million. The Company paid $3.5 million cash and issued a $2.5 million contingent promissory note to the seller. The amount due under such note is fully dependent upon the performance of Clark Wilson. The transaction was accounted for as a purchase. The results of operations for Clark Wilson and Fairway have been included in the consolidated financial statements of the Company from the effective date of the acquisition. Clark Wilson builds single family homes in Texas. Fairway assists Clark Wilson homebuyers with obtaining financing for new home purchases.

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
                                                                             =======

     Goodwill is included in prepaid expenses and other assets in the accompanying consolidated balance sheets and is being amortized on a straight line basis over a five year period.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Clark Wilson and Fairway had been acquired as of the beginning of the fiscal years presented, after including the impact of certain adjustments, including the reduction of interest income attributable to the cash paid, tax provision of Clark Wilson which was an S corporation and the tax benefit attributable to filing a consolidated tax return with the Company, including the utilization of certain net operating losses. The information set forth below includes Clark Wilson data for the fiscal years ended February 28, 1994 and 1995.

                                                                 1994            1995
                                                              (UNAUDITED)     (UNAUDITED)
                                                              -----------     -----------
                                                                (EXPRESSED IN THOUSANDS
                                                               EXCEPT PER SHARE AMOUNTS)
        Sales and revenues..................................   $ 110,599       $ 164,427
                                                                ========        ========
        Net income:
          Before extraordinary items........................   $     982       $   2,222
          Net income........................................   $   5,250       $   4,004
                                                                ========        ========
        Net income per share:
          Before extraordinary items........................   $    0.07       $    0.15
          Net income per share..............................   $    0.36       $    0.27
                                                                ========        ========

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented, nor are they intended to be a reflection of future results.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

  Principles of Consolidation and Minority Interest in Joint Ventures

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and investments for which it has control. All other investments (See Note 4) are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     Effective upon the closing date of the purchase transaction with San Jacinto, Peters Ranchland Company, Inc., a wholly owned subsidiary of the Company, as general partner, entered into four limited partnership agreements ("Joint Ventures") with IHP Investment Fund I, L.P. ("IHP") (an advisor to the State of California Public Employees Retirement System ("CalPERS")), the limited partner, to pursue the development of various real properties of the Company, with such properties transferred to the Joint Ventures concurrently with the closing. Peters Ranchland Company, Inc. and IHP each have a 50% interest in each Joint Venture. The financial statements of the Joint Ventures have been consolidated herein. As of February 29, 1996, home building operations of these Joint Ventures have been completed and all homes sold.

     Two additional limited partnerships with IHP (J.M.P. Canyon Estates, L.P. and J.M.P. Harbor View, L.P.), entered into during fiscal year 1995, have been constructing homes and had closings in fiscal year 1996. These new partnerships are accounted for on the equity method of accounting and are not consolidated.

  Long-Lived Assets

     Effective February 29, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identified intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the estimated future cash flows (undiscounted and without interest charges). SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The effect of adoption was not material to the Company's financial statements.

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to thirty years using the straight-line method. Total property and equipment were $5,891,000 and $6,685,000 (net of accumulated depreciation of $2,683,000 and $3,217,000, respectively) as of February 28, 1995 and February 29, 1996, respectively.

  Real Estate Projects

     All direct and indirect land costs, offsite and onsite improvements and applicable interest and carrying charges are capitalized to real estate projects under development. Capitalized costs are included in cost and expenses as real estate is sold; direct marketing costs are expensed in the period incurred. Land and land development costs are accumulated by project and are allocated to individual phases using the relative sales value method.

     Prior to February 29, 1996, each real estate project was carried at the lower of its cost or its estimated net realizable value. SFAS No. 121 changes the method of valuing long-lived assets, including real estate projects, whereby long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. In evaluating long-lived assets held for use, a review for impairment loss is triggered if the sum of the expected future cash flows

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

(undiscounted and without interest charge) is less than the carrying amount of the asset. Various assumptions and estimates are used to determine fair value in determining the amount of any impairment loss including, among others, estimated costs of construction, development and direct marketing, sales absorption rates, anticipated sales prices and carrying costs. The calculation of the impairment loss is based on estimated future cash flows which are calculated to include an appropriate return and interest. The estimates used to determine the impairment adjustment can change in the near term as the economy in the Company's key areas change.

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

  Income Taxes

     Effective March 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the liability method of accounting for income taxes.

     The Company was from the time of the Capital Pacific Homes, Inc. acquisition until the end of calendar year 1994 part of the Capital Pacific Homes, Inc. consolidated tax group. Effective December 31, 1994, Capital Pacific Homes, Inc. merged with and into the Company. Beginning with the tax year ended December 31, 1995, the Company will file its own consolidated tax returns.

  Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, short-term investments which have a maturity of 90 days or less from the date of purchase are considered cash equivalents.

  Impact of Recently Issued Accounting Standards

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Entities electing to remain under APB Opinion No. 25 must make pro forma disclosures of net income or loss and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not yet determined whether they will implement the fair value-based accounting method or continue accounting for stock options under APB Opinion No. 25.

  Reclassifications

     Certain reclassifications have been made to certain prior year balances in order to conform with the current year presentation.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

2. RESTRICTED CASH

     The Company has restricted cash totaling $1,421,000 and $1,429,000 as of February 28, 1995 and February 29, 1996, respectively. Included in these amounts for fiscal 1995 and 1996 is $500,000, which is held as collateral for the Company's bonding obligations. The balance of restricted cash are deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

3. REAL ESTATE PROJECTS

     Real estate projects consist of the following at February 28, 1995 and February 29, 1996 (in thousands):

                                                                   1995         1996
                                                                 --------     --------
        Land and improvements under construction...............  $141,910     $191,025
        Completed residential homes............................    18,820       18,374
        Completed model homes..................................     7,077       17,795
                                                                 --------     --------
                                                                 $167,807     $227,194
                                                                 ========     ========

     Total interest cost incurred during the years ended February 28, 1994, 1995 and February 29, 1996 was $2,532,000, $11,810,000 and $18,261,000 respectively, of which $2,114,000, $11,810,000 and $18,261,000 respectively, was capitalized.

4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner and/or has a 50 percent ownership in three unconsolidated entities at February 29, 1996. The Company's investments are as follows at February 28, 1995 and February 29, 1996 (in thousands):

                                                                      1995       1996
                                                                     ------     ------
        Bay Hill Escrow, Inc. .....................................  $  213     $  177
        J.M.P. Canyon Estates, L.P.................................     557        966
        J.M.P. Harbor View, L.P....................................   1,062      1,336
                                                                     ------     ------
                                                                     $1,832     $2,479
                                                                     ======     ======

     The Company uses the equity method of accounting for its investments in these unconsolidated 50 percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company. Investments in these entities are included in prepaid expenses and other assets in the consolidated balance sheets.

     Following is summarized, combined financial information for the unconsolidated entities at February 28, 1995 and February 29, 1996 (in thousands):

                                     ASSETS

                                                                   1995           1996
                                                                  -------        ------
        Cash...................................................   $ 1,178        $1,370
        Real estate projects...................................    21,601         5,647
        Other assets...........................................       191           236
                                                                  -------        ------
                                                                  $22,970        $7,253
                                                                  =======        ======

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                                                                  1995           1996
                                                                 -------        -------
        EQUITYAccounts payable and other liabilities..........   $ 4,353        $ 3,560
                                                                 -------        -------
        Equity
          The Company.........................................     1,832          2,479
          Others..............................................    16,785          1,214
                                                                 -------        -------
                                                                  18,617          3,693
                                                                 -------        -------
                                                                 $22,970        $ 7,253
                                                                 =======        =======
        INCOME STATEMENT

                                                                     1995       1996
                                                                    ------     -------
        Sales of homes and land...................................  $  936     $44,695
        Interest and other income, net............................     134         (71)
                                                                    ------     -------
                                                                     1,070      44,624
                                                                    ------     -------
        Costs and expenses........................................   1,084      38,981
                                                                    ------     -------
        Net income (loss).........................................  $  (14)    $ 5,643
                                                                    ======     =======

5. NOTES PAYABLE

     Notes payable consist of the following at February 28, 1995 and February 29, 1996 (in thousands):

                                                                 1995         1996
                                                                -------      -------
        Promissory notes collateralized by deeds of trust,                   $ 3,661
          including interest varying from 9.5 percent to
          prime plus one percent.............................   $ 4,878
        Notes payable to bank, at banks prime rate plus 1.0                      241
          percent, maturing December 1996....................        --
        Notes payable to bank, including interest at prime                     1,915
          plus
          2.5 percent, maturing June 7, 1996.................        --
        Notes payable to banks, including interest varying                    30,158
          from prime plus one percent to prime plus two
          percent, maturing between June 30, 1996 and March
          31, 1998 secured by certain real estate inventories
          on a non-recourse basis............................    17,011
        Notes payable to bank, including interest at prime                    25,454
          plus one percent with the term of the commitment
          reducing commencing October 1, 1996 through March
          31, 1998 secured by certain real estate inventories
          on a recourse basis................................     5,002
        Contingent promissory note payable to previous owner                   2,500
          of Clark Wilson secured by Stock Pledge Agreement
          on a non-recourse basis, under which the amounts
          due, including interest at 8 percent, are fully
          dependent upon the performance of the entity
          acquired...........................................     2,500
                                                                -------      -------
                                                                $29,391      $63,929
                                                                =======      =======

     The Company is currently negotiating extensions of all bank notes payable due within the next fiscal year. The Company expects to successfully complete these negotiations prior to the maturity dates of the bank notes payable.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     At February 28, 1995 and February 29, 1996, the aggregate carrying value of assets collateralizing the above notes was $97,237,000 and $122,498,000, respectively.

     In August, 1995, the Company increased its total availability under all credit facilities with its principal bank (the "Bank") from $50 million to $90 million. As of February 29, 1996, the Company had in place three separate revolving credit facilities (the "Facilities") with the Bank.

     A commitment fee is payable annually on the Facilities. Availability of funds under the Facilities are subject to, among other things, the Indenture, performance ratio requirements, specific loan-to-value factors, appraisal reports and the satisfactory underwriting by the Bank on a project basis. At February 29, 1996, the Company had aggregate borrowings outstanding of $47.8 million under the Facilities.

     The Facilities are secured by liens on various completed or under construction homes and lots held by the Company. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to consolidated net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 29, 1996 the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 29, 1996, no such event of default had occurred.

     Durable and Clark Wilson also have secured non-recourse lines of credit to facilitate construction activity. Durable's $13.0 million facility has a maturity date of July 1, 1996. Clark Wilson has a non-recourse secured line of credit for $15.0 million with a maturity date of June 30, 1996. Durable and Clark Wilson are currently negotiating extensions of these facilities and expect to successfully complete these negotiations.

     Subsequent to year end Clark Wilson obtained an additional $11.5 million non-recourse secured line of credit with a bank. This facility has a term of one year (maturity date of May 31, 1997) bearing interest at prime (8.25% at February 29, 1996) plus one-half of one percent.

     During fiscal year 1994, the Company surrendered certain real estate collateral in settlement of approximately $14 million of debt in default at February 28, 1993, which default occurred during control of the Company by the Resolution Trust Corporation. The Company recorded an extraordinary gain of approximately $4.3 million (net of taxes) in connection with this transaction.

     During the years ended February 28, 1994, 1995 and February 29, 1996, the highest month-end balance on notes payable was $38,030,000, $34,364,000 and $70,171,000, respectively, and the weighted average outstanding balance was $23,804,000, $19,880,000 and $48,162,000, respectively. The weighted average interest rates on notes payable during the years ended February 28, 1994, 1995 and February 29, 1996, were 10.6 percent, 10.9 percent and 10.8 percent, respectively. The weighted average interest rates on notes payable at February 28, 1994, 1995 and February 29, 1996, were 10.9 percent, 9.8 percent and 9.3 percent, respectively.

     The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

                                                                            AS OF
                                                                         FEBRUARY 29,
                                                                             1996
                                                                         ------------
        Fiscal years ending:
          1997......................................................       $ 59,391
          1998......................................................          2,038
          1999......................................................             --
          2000......................................................          2,500
                                                                            -------
                                                                           $ 63,929
                                                                            =======

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

6. SENIOR UNSECURED NOTES PAYABLE

     In May, 1994, the Company issued $100 million principal amount of its 12 3/4 percent Senior Notes due May 1, 2002 (the "Notes") including 790,000 warrants to purchase the Company's common stock at a price of $3.30 per share. Interest is due and payable on May 1 and November 1 of each year. The Notes are fully and unconditionally guaranteed by certain of the Company's subsidiaries (See Note 13). Prior to May 1, 1997, the Company may use proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes at 112.75% of their principal amount, plus accrued interest. The Notes will not otherwise be redeemable at the option of the Company prior to May 1, 1999. Thereafter, the Notes will be redeemable at 106.375% of their principal amount, declining ratably to par on and after May 1, 2001, plus accrued interest.

     The Company will be obligated to make an offer to purchase 10% of the outstanding principal balance of the Notes at a purchase price equal to 100% of the principal amount, plus accrued interest, in the event there are two consecutive fiscal quarters that the Company's Consolidated Tangible Net Worth (as defined) is less than $37 million. In addition, the Notes contain other restrictive covenants, which, among other things, limit the incurrence of additional indebtedness; the payment of dividends; the ability to create liens; make restricted payments (as defined); and the ability to enter into certain transactions with affiliates. As of February 29, 1996 the Company was in compliance with these covenants and was not required to make any such offer.

     At February 29, 1996, the Company's unamortized bond issuance cost was $4.7 million, net of accumulated amortization of $1.2 million, which is being amortized over the term of the notes utilizing the effective interest rate method. Unamortized bond issuance cost is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

 7. INCOME TAXES

     The expense for income taxes consists of the following for the years ended February 28, 1994, 1995 and February 29, 1996 (in thousands):

                                                            1994       1995       1996
                                                            -----     -------     ----
        Current
          Federal.........................................  $ 100     $ 1,026     $365
          State...........................................    210         230      138
                                                            -----     -------     ----
                                                              310       1,256      503
                                                            -----     -------     ----
        Deferred
          Federal.........................................   (100)       (950)     --
          State...........................................   (210)        (90)     --
                                                            -----     -------     ----
                                                             (310)     (1,040)     --
                                                            -----     -------     ----
        Provision for income taxes on income before
          extraordinary gain..............................  $  --     $   216     $503
                                                            =====     =======     ====

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The deferred income tax benefit at February 28, 1995 and February 29, 1996 results from the following temporary differences between financial and tax reporting (in thousands):

                                                                    1995        1996
                                                                   -------     -------
        Accrued expenses.........................................  $  (514)    $  (120)
        Construction period expenses.............................      576         746
        Utilization of NOL carryforward..........................   (1,037)      --
        Increase in valuation allowance..........................       --        (678)
        State taxes (net of federal effect)......................       (2)      --
        Depreciation.............................................      (63)         52
                                                                   -------     -------
                                                                   $(1,040)    $ --
                                                                   =======     =======

     The components of the Company's deferred income tax asset (liability) as of February 28, 1995 and February 29, 1996 are as follows:

                                                                    1995        1996
                                                                   -------     -------
        Depreciation.............................................  $    77     $   129
        Accrued expenses.........................................    1,377       1,257
        Construction period expenses.............................    1,585       2,331
        NOL carryforward.........................................    --          --
        State taxes (net of federal offset)......................    --          --
        Valuation allowance......................................   (3,039)     (3,717)
                                                                   -------     -------
                                                                   $    --     $    --
                                                                   =======     =======

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     A reconciliation of income taxes (benefit) computed at the federal statutory rate and the income tax benefit for financial reporting purposes for the years ended February 28, 1994, 1995 and February 29, 1996, are as follows:

                                                                  1994     1995     1996
                                                                  ----     ----     ----
        Income taxes at statutory rate..........................   34%      34%      34%
        State income taxes, net of federal tax benefit..........    6        3        3
        Utilization of net operating loss carryforward..........  (39)     (10)     (21)
        Increase in valuation allowance.........................   (1)      --       --
                                                                  ---      ---      ---
                                                                    0%      27%      16%
                                                                  ===      ===      ===

8. NET INCOME (LOSS) PER COMMON SHARE

     Net income per common share is based upon the weighted average number of common shares outstanding of 14,488,000, 14,995,000 and 14,995,000 at February 28, 1994, 1995 and February 29, 1996, respectively. The effect of stock options and warrants were antidilutive in all years presented, and has not been included in the computation of net income per common share.

9. STOCK OPTION PLAN

     In April 1987, the Company adopted its 1987 Stock Option Plan (the "1987 Plan"), covering options to purchase a maximum of 1,350,000 shares of its common stock. On October 5, 1993, the 1987 Plan was amended to provide that the maximum number of shares that may be issued under the 1987 Plan be reduced

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES to 5,000 shares. Effective February 28, 1995, the Board of the Corporation approved the 1995 Stock Incentive Plan (the "1995 Plan"), which supersedes the 1987 Stock Option Plan in its entirety. The 1995 Plan permits a committee designated by the Board of the Corporation to make awards to present and former key employees and directors of the Company and its subsidiaries. Subject to various restrictions, awards could be in the form of stock options, restricted or unrestricted stock, stock appreciation rights or a combination of the above. The maximum number of shares or share equivalents that may be awarded under the 1995 Plan is 1,500,000. No awards have been made under the 1995 Plan.

10. RELATED PARTY TRANSACTIONS

     During fiscal 1995, the Company reimbursed CHH II, Inc., a corporation controlled by the chairman of the board of the Company, for $43,000 in expenses incurred in connection with the acquisition by the Company of an aircraft.

     During fiscal 1994, the Company reimbursed Capital Pacific Homes, Inc. for expenses aggregating $150,000 in connection with the acquisition of Durable.

     Commitment fees totaling $1,033,000 and $667,000 were paid to joint venture partners and capitalized to the real estate being developed during the period August 12, 1992 (inception) through February 28, 1994 and during fiscal 1995, respectively. These capitalized fees are included in cost of sales as the units are sold.

     In fiscal 1995, the Company contributed land and improvements valued at $9,351,000 to an unconsolidated joint venture with CalPERS and received a distribution of cash in the amount of $8,226,000.

     The Company has made advances to unconsolidated joint ventures for construction. The balance of advances at February 29, 1996 was $1,314,000. This amount is included in accounts and notes receivable on the consolidated balance sheet.

     During fiscal 1995 and 1996, the Company recognized $1,821,000 and $1,254,000 in construction overhead income on joint ventures.

11. COMMITMENTS AND CONTINGENCIES

  General

     Approximately $37,470,000 and $32,272,000 of performance bonds were outstanding at February 28, 1995 and February 29, 1996, respectively. The estimated cost to complete the development work related to the performance bonds are $20,674,000 and $15,549,000 at February 28, 1995 and February 29, 1996,
respectively. The beneficiaries of these bonds are certain municipalities. The Company has an outstanding letter of credit in the amount of $472,000 to ensure performance on certain agreements as of February 28, 1995 and February 29, 1996. The Company has pledged a certificate of deposit in a like amount as collateral for the obligation under the letter of credit which is included in restricted cash.

     The Company has entered into agreements to lease certain office equipment and facilities under operating leases which expire at various dates through fiscal year 2001. The facility leases generally provide that the

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

Company shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 29, 1996, are as follows:

  YEARS ENDING FEBRUARY 28 OR FEBRUARY 29 (IN
                  THOUSANDS):
- ------------------------------------------------
                    1997........................    $306
                    1998........................     275
                    1999........................     158
                    2000........................      34
                    2001........................      11
                                                    ----
                                                    $784
                                                    ====

     Total rent expense was $629,000, $864,000 and $415,000 for the years ended February 28, 1994, 1995 and February 29, 1996, respectively.

     As discussed in Notes 1 and 4, the Company is a general partner in several joint venture partnerships. As a general partner, the Company is liable for all debts of the partnerships without limitation to the respective partnership interest.

  Dividends

     No dividends were declared or paid for the years ended February 28, 1994, 1995, and February 29, 1996.

  Legal Proceedings

     The Company and certain of its subsidiaries are parties to claims and litigation proceedings arising in the normal course of business. The legal responsibility and financial impact with respect to such claims and litigation cannot presently be ascertained. It is reasonably possible that the estimate of reserves provided for by the Company with respect to such claims and litigation could change in the near term and such change could be material.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Promissory Note Payable -- This note is payable based on performance of the entity acquired. The carrying amount is a reasonable estimate of fair value.

     Trust Deed Notes Payable -- These notes are primarily for purchase money deeds of trust on land acquired. These notes generally have maturities ranging from one to two years. The rates of interest paid on these notes approximate the current rates available for secured real estate financing with similar terms and maturities.

     Senior Unsecured Notes Payable Due 2002 -- This issue is not publicly traded on a major exchange. Consequently, the fair value of this issue is based on a trade closest to the year ended February 29, 1996.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The estimated fair values of the Company's financial instruments are as follows:

                                                      AT FEBRUARY 28,          AT FEBRUARY 29,
                                                    --------------------     --------------------
                                                            1995                     1996
                                                    --------------------     --------------------
                                                    CARRYING      FAIR       CARRYING      FAIR
                                                     AMOUNT       VALUE       AMOUNT       VALUE
                                                    --------     -------     --------     -------
Financial Assets:
  Cash and equivalents............................  $ 23,822     $23,822     $ 13,850     $13,850
Financial Liabilities:
  Notes payable to banks..........................  $ 22,013     $22,013     $ 59,806     $59,806
  Trust deed notes payable........................     4,878       4,878        1,622       1,622
  Senior unsecured notes payable..................   100,000     100,000       82,000      96,000
  Promissory note payable.........................     2,500       2,500        2,500       2,500

13. SUPPLEMENTAL GUARANTOR INFORMATION

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

            AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 29, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                 CAPITAL PACIFIC                       NON-                             TOTAL
                                 HOLDINGS, INC.    GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                 ---------------   -------------   -------------   ---------------   ------------
BALANCE SHEET
Cash...........................      $  6,034         $ 2,747         $ 5,069          $     --        $ 13,850
Inventories....................       156,679          26,650          43,740               125         227,194
Investment in Partnerships and
  subsidiaries(3)..............        29,524           1,314              --           (28,242)          2,596
Intercompany advances..........        29,675              --              --           (29,675)             --
Other..........................        15,651           1,364           6,913            (1,060)         22,868
                                     --------         -------         -------          --------        --------
          Total Assets.........      $237,563         $32,075         $55,722          $(58,852)       $266,508
                                     ========         =======         =======          ========        ========
Accounts payable and accrued
  liabilities..................      $ 23,923         $ 6,735         $ 6,741          $ (1,060)       $ 36,339
Intercompany advances..........            --           5,451          24,224           (29,675)             --
Notes payable..................       150,294           2,743          10,892                --         163,929
Minority interest..............            --              --              --             2,894           2,894
Shareholders' equity...........        63,346          17,146          13,865           (31,011)         63,346
                                     --------         -------         -------          --------        --------
          Total Liabilities and
            Equity.............      $237,563         $32,075         $55,722          $(58,852)       $266,508
                                     ========         =======         =======          ========        ========

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                                 CAPITAL PACIFIC                       NON-                             TOTAL
                                 HOLDINGS, INC.    GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                 ---------------   -------------   -------------   ---------------   ------------
OPERATIONS
Revenues:
  Sales of homes and land......     $  44,564         $53,284         $65,920         $      --        $163,768
  Interest and other income,
     net.......................         1,554             739           1,801              (404)          3,690
  Equity in income of
     partnerships and
     subsidiaries(3)...........         6,548             769              55            (5,812)          1,560
                                    ---------         -------         -------         ---------        --------
          Total Revenues.......        52,666          54,792          67,776            (6,216)        169,018
                                    ---------         -------         -------         ---------        --------
Cost of homes and land.........        39,739          44,819          55,053              (904)        138,707
Selling, general and
  administrative...............         9,822           7,036           9,268                --          26,126
Interest.......................            --              --              --                --              --
Minority interest..............            --              --              --             1,080           1,080
                                    ---------         -------         -------         ---------        --------
Income (loss) before provision
  (benefit) for income taxes
  and extraordinary gain.......         3,105           2,937           3,455            (6,392)          3,105
Provision (benefit) for income
  taxes........................           503             934             251            (1,185)            503
                                    ---------         -------         -------         ---------        --------
          Net Income (loss)....     $   2,602         $ 2,003         $ 3,204         $  (5,207)       $  2,602
                                    =========         =======         =======         =========        ========
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities.........     $ (32,640)        $   741         $(9,641)        $     630        $(40,910)
                                    ---------         -------         -------         ---------        --------
Net cash from (used in)
  investing activities.........         1,061            (540)           (155)               --             366
                                    ---------         -------         -------         ---------        --------
Net cash from (used in)
  financing activities.........        32,501            (866)            988              (630)         31,993
                                    ---------         -------         -------         ---------        --------
Net increase (decrease) in
  cash.........................           922            (665)         (8,808)               --          (8,551)
Cash -- beginning of period....         5,112           3,412          13,877                --          22,401
                                    ---------         -------         -------         ---------        --------
Cash -- end of period..........     $   6,034         $ 2,747         $ 5,069         $      --        $ 13,850
                                    =========         =======         =======         =========        ========

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

            AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     CAPITAL
                                     PACIFIC                           NON-                             TOTAL
                                 HOLDINGS, INC.    GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                 ---------------   -------------   -------------   ---------------   ------------
BALANCE SHEET
Cash...........................     $   5,112         $ 3,412         $13,877         $      --        $ 22,401
Inventories....................       119,283          26,084          22,440                --         167,807
Investment in Partnerships and
  subsidiaries(3)..............        22,199           2,672              --           (22,922)          1,949
Intercompany advances..........        25,678              --              --           (25,678)             --
Other..........................        15,954             692           6,696              (324)         23,018
                                     --------         -------         -------          --------        --------
     Total Assets..............     $ 188,226         $32,860         $43,013         $ (48,924)       $215,175
                                     ========         =======         =======          ========        ========
Accounts payable and accrued
  liabilities..................     $   9,689         $ 7,619         $ 4,532         $    (324)       $ 21,516
Intercompany advances..........            --           8,167          17,511           (25,678)             --
Notes payable..................       117,793           3,609           7,989                --         129,391
Minority interest..............            --              --              --             3,524           3,524
Shareholders' equity...........        60,744          13,465          12,981           (26,446)         60,744
                                     --------         -------         -------          --------        --------
     Total Liabilities and
       Equity..................     $ 188,226         $32,860         $43,013         $ (48,924)       $215,175
                                     ========         =======         =======          ========        ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land......     $  18,722         $35,375         $85,026         $      --        $139,123
  Interest and other income,
     net.......................         1,036           2,282           1,104              (449)          3,973
  Equity in income of
     partnerships and
     subsidiaries(3)...........         6,735           4,499              --           (11,241)             (7)
                                     --------         -------         -------          --------        --------
     Total Revenues............        26,493          42,156          86,130           (11,690)        143,089
                                     --------         -------         -------          --------        --------
Cost of homes and land.........        15,474          29,628          67,050                           112,152
Selling, general and
  administrative...............         8,279           6,050           8,434              (449)         22,314
Provision for litigation
  judgement....................         1,950              --              --                --           1,950
Minority interest..............            --              --              --             5,883           5,883
                                     --------         -------         -------          --------        --------
Income (loss) before provision
  (benefit) for income taxes
  and extraordinary gain.......           790           6,478          10,646           (17,124)            790
Provision (benefit) for income
  taxes........................           216           2,182              89            (2,271)            216
                                     --------         -------         -------          --------        --------
Income (loss) before
  extraordinary gain...........           574           4,296          10,557           (14,853)            574
Extraordinary gain, Net........         3,075              --              --                --           3,075
                                     --------         -------         -------          --------        --------
          Net Income (loss)....     $   3,649         $ 4,296         $10,557         $ (14,853)       $  3,649
                                     ========         =======         =======          ========        ========

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                                     CAPITAL
                                     PACIFIC                           NON-                             TOTAL
                                 HOLDINGS, INC.    GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                 ---------------   -------------   -------------   ---------------   ------------
FLOWSNet cash from (used in)
  operating activities.........     $ (81,810)        $ 1,692         $12,265         $  10,435        $(57,418)
Net cash from (used in)
  investing activities.........       (11,569)              7              --                --         (11,562)
Net cash used in financing
  activities:
  Net payments to notes
     payable...................        (2,623)         (1,306)            (90)               --          (4,019)
  Senior unsecured notes
     payable...................        95,834              --              --                --          95,834
  Minority interest in joint
     ventures..................            --              --              --           (10,435)        (10,435)
                                    ---------         -------         -------         ---------        --------
       Net cash from (used in)
          financing
          activities...........        93,211          (1,306)            (90)          (10,435)         81,380
                                    ---------         -------         -------         ---------        --------
       Net increase (decrease)
          in cash..............          (168)            393          12,175                --          12,400
Cash -- beginning of period....         5,280           3,019           1,702                --          10,001
                                    ---------         -------         -------         ---------        --------
Cash -- end of period..........     $   5,112         $ 3,412         $13,877         $      --        $ 22,401
                                    =========         =======         =======         =========        ========

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

         AS OF AND FOR THE YEAR ENDED FEBRUARY 28, 1994 (IN THOUSANDS)
                                  (UNAUDITED)

                                     CAPITAL
                                     PACIFIC                           NON-                             TOTAL
                                  HOLDINGS, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                  --------------   -------------   -------------   ---------------   ------------
BALANCE SHEET CASH..............     $  5,280         $ 3,019        $   1,702        $ --             $ 10,001
Inventories.....................       64,086          13,097           28,517               (4)        105,696
Investment in Partnerships and
  subsidiaries(3)...............        9,798           2,782          --               (12,580)         --
Other...........................        4,753           1,795            1,345           (1,636)          6,257
                                      -------         -------         --------         --------        --------
          Total Assets..........     $ 83,917         $20,693        $  31,564        $ (14,220)       $121,954
                                      =======         =======         ========         ========        ========
Accounts Payable and Accrued
  Liabilities...................     $  4,359         $ 6,428        $   7,738             (833)       $ 17,692
Notes Payable...................       23,964           4,915            5,830          --               34,709
Minority Interest...............      --               --              --                13,959          13,959
Shareholders' Equity............       55,594           9,350           17,996          (27,346)         55,594
                                      -------         -------         --------         --------        --------
          Total Liabilities &
            Equity..............     $ 83,917         $20,693        $  31,564        $ (14,220)       $121,954
                                      =======         =======         ========         ========        ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land.......     $ 20,166         $10,964        $  57,010        $ --             $ 88,140
  Interest and other income,
     net........................          897           1,451              578          --                2,926
  Equity in income of
     partnerships and
     subsidiaries(3)............        5,121           2,669          --                (7,790)         --
                                      -------         -------         --------         --------        --------
          Total Revenues........       26,184          15,084           57,588           (7,790)         91,066
                                      -------         -------         --------         --------        --------
Cost of homes and land..........       16,462           6,990           49,896          --               73,348
Selling, general and
  administrative................        8,658           3,274              390          --               12,322
Interest........................          418          --              --               --                  418
Minority Interest...............      --               --                4,332          --                4,332
                                      -------         -------         --------         --------        --------
Income (loss) before provision
  for income taxes and
  extraordinary gain............          646           4,820            2,970           (7,790)            646
Provision for income taxes......      --               --              --               --               --
                                      -------         -------         --------         --------        --------
Income (loss) before
  extraordinary gain............          646           4,820            2,970           (7,790)            646
Extraordinary Gain..............        4,268          --              --               --                4,268
                                      -------         -------         --------         --------        --------
          Net Income (loss).....     $  4,914         $ 4,820        $   2,970        $  (7,790)       $  4,914
                                      =======         =======         ========         ========        ========

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                                     CAPITAL
                                     PACIFIC                           NON-                             TOTAL
                                  HOLDINGS, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                  --------------   -------------   -------------   ---------------   ------------
FLOWSNet cash from (used in)
  Operating activities..........     $ (1,650)        $ 4,262        $  (2,550)       $   7,802        $  7,864
Net cash used in Investing
  activities:
  Acquisition of Durable........       (1,500)         --              --               --               (1,500)
  Other.........................         (111)         --                   (2)         --                 (113)
                                     --------         -------        ---------        ---------        --------
          Net cash used in
            Investment
            activities..........       (1,611)         --                   (2)         --               (1,613)
                                     --------         -------        ---------        ---------        --------
Net cash from (used in)
  Financing activities
  Net borrowings (payments) from
     construction loans.........        1,593          (1,608)           3,815          --                3,800
  Payments to parent company....       (1,702)         --              --               --               (1,702)
  Minority interest in joint
     ventures...................      --               --              --                (7,802)         (7,802)
                                     --------         -------        ---------        ---------        --------
          Net cash from (used
            in) Financing
            activities..........         (109)         (1,608)           3,815           (7,802)         (5,704)
                                     --------         -------        ---------        ---------        --------
Net increase (decrease) in
  cash..........................       (3,370)          2,654            1,263          --                  547
Cash -- beginning of period.....        8,650             365              439          --                9,454
                                     --------         -------        ---------        ---------        --------
Cash -- end of period...........     $  5,280         $ 3,019        $   1,702        $ --             $ 10,001
                                     ========         =======        =========        =========        ========

                See notes to supplemental guarantor information.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

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

          (b) The limited partnerships in which J.M. Peters California, Inc., is a general partner:

              - J.M.P. Mulholland Estates I, L.P.
              - J.M.P. Mulholland Estates II, L.P.

          (c) The limited partnership in which J.M. Peters Nevada, Inc. and Durable Homes, Inc., are general partners:

              - Taos Estates, L.P.

          (d) The general partnership in which Capital Pacific Holdings, Inc., is a general partner:

              - Peters Walnut Estates

          (e) The wholly owned subsidiaries of Capital Pacific Holdings, Inc.:

              - Newport Design Center
              - Capital Pacific Communities, Inc.
              - Durable Homes of California, Inc.
              - J.M. Peters Arizona, Inc. (expected to become a guarantor in fiscal year 1997)
              - Capital Pacific Mortgage, Inc. (expected to become a guarantor in fiscal year 1997)
              - Clark Wilson Homes, Inc. (expected to become a guarantor in fiscal year 1997)
              - Fairway Financial Company
              - Parkland Estates Company, Inc. (expected to become a guarantor in fiscal year 1997)
              - J.M. Peters California, Inc. (expected to become a guarantor in fiscal year 1997)
              - J.M. Peters Homes of Arizona, Inc.

          (f) Fifty percent owned entities of Capital Pacific Holdings, Inc.:

              - Bay Hill Escrow, Inc.
              - J.M.P. Harbor View, L.P.
              - J.M.P. Canyon Estates, L.P.

     (3) Investments in partnerships and subsidiaries are accounted for by the Company and the Guarantors on the equity method of accounting for purposes of the supplemental combining presentation.

     (4) The elimination entries eliminate investments in subsidiaries, partnerships and intercompany balances.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

14. UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the years ended February 28, 1995 and February 29, 1996 is as follows (in thousands except for per share data):

                                                                      QUARTER
                                                  ------------------------------------------------
                                                   FIRST    SECOND     THIRD    FOURTH     TOTAL
                                                  -------   -------   -------   -------   --------
1996:
  Total revenues................................  $33,140   $28,416   $33,558   $73,904   $169,018
  Gross profit on sales of homes and land.......    5,426     4,633     4,817    10,185     25,061
  Net income (loss).............................  $  (273)  $  (226)  $   550   $ 2,551   $  2,602
                                                  ========  ========  ========  ========  =========
Net income (loss) per common share..............  $  (.02)  $  (.01)  $   .04   $   .16   $    .17
                                                  ========  ========  ========  ========  =========
1995:
  Total revenues................................  $32,770   $33,252   $45,907   $31,160   $143,089
  Gross profit on sales of homes and land.......    6,375     6,042     8,374     6,180     26,971
  Extraordinary gain............................    3,075        --        --        --      3,075
  Net income (loss).............................  $ 3,942   $   356   $  (771)  $   122   $  3,649
                                                  ========  ========  ========  ========  =========
  Net income (loss) per common share:
       Before extraordinary gain................  $   .06   $   .02   $  (.05)  $   .01   $    .04
       Extraordinary gain.......................      .20        --        --        --        .20
                                                  --------  --------  --------  --------  ---------
       Net income (loss)........................  $   .26   $   .02   $  (.05)  $   .01   $    .24
                                                  ========  ========  ========  ========  =========

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission no later than June 28, 1996 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to the Company's definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to the Company's definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to the Company's definitive Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

          1. Financial Statements. The following Consolidated Financial Statements, together with the Notes thereto and Independent Auditors' Report thereon, are included in Part II, Item 8 of this report.

           CAPITAL PACIFIC HOLDINGS, INC.
             Reports of Independent Public Accountants................................
             Consolidated Balance Sheets as of February 28, 1995 and February 29,
                1996..................................................................
             Consolidated Statements of Operations for the years ended February 28,
                1994, February 28, 1995 and February 29, 1996.........................
             Consolidated Statements of Stockholders' Equity for the years ended
                February 28, 1994, February 28, 1995 and February 29, 1996............
             Consolidated Statements of Cash Flows for the years ended February 28,
                1994, February 28, 1995 and February 29, 1996.........................
             Notes to Consolidated Financial Statements...............................

        2.  Exhibits.

EXHIBIT
NUMBER                                       DESCRIPTION
- ------
  3.1     Articles of Incorporation of the Registrant. (Pages 1-2)
  3.2     Bylaws of the Registrant. (Pages 1-17)
  4.1     See the Articles of Incorporation and Bylaws of the Registrant (Exhibits 3.1 and
          3.2) and the Indenture and related agreements (Exhibits 10.1-10.4).
 10.1     Indenture agreement by and between Capital Pacific Holdings, Inc., as Issuer;
          Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland, Inc., as
          Guarantors, and United States Trust Company of New York, as Trustee, dated as of
          May 13, 1994. (Incorporated by reference to Exhibit 10.15 of the Registrant's
          Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

EXHIBIT
NUMBER                                       DESCRIPTION
 10.2     Warrant Agreement by and between Capital Pacific Holdings, Inc., and United States
          Trust Company of New York, Warrant Agent, dated as of May 13, 1994. (Incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for
          the fiscal year ended February 28, 1994).
 10.3     Warrant Registration Rights Agreement by and between Capital Pacific Holdings,
          Inc., and Morgan Stanley & Co. Incorporated dated as of May 13, 1994.
          (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on
          Form 10-K for the fiscal year ended February 28, 1994).
 10.4     Notes Registration Rights Agreement by and between Capital Pacific Holdings, Inc., and Morgan Stanley & Co. Incorporated dated as of May 13, 1994. (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1994).
 21.1     Subsidiaries of the Company.
 23.1     Consent of Ernst and Young, LLP
 23.2     Consent of Arthur Andersen LLP
   24     Power of Attorney (Included on page 50).
   27     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on May 29, 1996.

                                          CAPITAL PACIFIC HOLDINGS, INC.

                                          By      /s/  HADI MAKARECHIAN
                                            ------------------------------------
                                                      Hadi Makarechian
                                                   Chairman of the Board

Date: May 29, 1996

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Hadi Makarechian and Anthony M. Laughlin, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully and to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue of the powers herein granted.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                                            SIGNATURE                DATE
                                                 ------------------------------- -------------
             /s/  HADI MAKARECHIAN               Director, Chairman of the Board  May 29, 1996
- -----------------------------------------------
               Hadi Makarechian

               /s/  DALE DOWERS                  Director, President and Chief    May 29, 1996
- -----------------------------------------------    Executive Officer
                  Dale Dowers

           /s/  ANTHONY M. LAUGHLIN              Vice President, Chief Financial  May 29, 1996
- -----------------------------------------------    Officer and Secretary
              Anthony M. Laughlin                  (Principal Financial and
                                                   Accounting Officer)

               /s/  WILLIAM FUNK                 Director                         May 29, 1996
- -----------------------------------------------
                 William Funk

                  KARL KAISER                    Director                         May 29, 1996
- -----------------------------------------------
                  Karl Kaiser

              /s/  ALLAN L. ACREE                Director                         May 29, 1996
- -----------------------------------------------
                Allan L. Acree

                                 EXHIBIT INDEX

                                                                                       SEQUENTIAL
EXHIBIT                                                                                   PAGE
NUMBER                                   DESCRIPTION                                     NUMBER
- ------    --------------------------------------------------------------------------   ----------
   3.1    Articles of Incorporation of the Registrant (Pages 1-2)...................
   3.2    Bylaws of the Registrant (Pages 1-17).....................................
   4.1    See the Articles of Incorporation and Bylaws of the Registrant (Exhibits
          3.1 and 3.2) and the Indenture and related agreements (Exhibits
          10.1-10.4)................................................................
  10.1    Indenture agreement by and between Capital Pacific Holdings, Inc., as
          Issuer; Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters
          Ranchland, Inc., as Guarantors, and United States Trust Company of New
          York, as Trustee, dated as of May 13, 1994 (Incorporated by reference to
          Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1994)......................................
  10.2    Warrant Agreement by and between Capital Pacific Holdings, Inc., and
          United States Trust Company of New York, Warrant Agent, dated as of May
          13, 1994 (Incorporated by reference to Exhibit 10.16 of the Registrant's
          Annual Report on Form 10-K for the fiscal year ended February 28,
          1994).....................................................................
  10.3    Warrant Registration Rights Agreement by and between Capital Pacific
          Holdings, Inc., and Morgan Stanley & Co. Incorporated dated as of May 13,
          1994 (Incorporated by reference to Exhibit 10.17 of the Registrant's
          Annual Report on Form 10-K for the fiscal year ended February 28,
          1994).....................................................................
  10.4    Notes Registration Rights Agreement by and between Capital Pacific
          Holdings, Inc., and Morgan Stanley & Co. Incorporated dated as of May 13,
          1994 (Incorporated by reference to Exhibit 10.18 of the Registrant's
          Annual Report on Form 10-K for the fiscal year ended February 28,
          1994).....................................................................
  21.1    Subsidiaries of the Company...............................................
  23.1    Consent of Ernst and Young, LLP...........................................
  23.2    Consent of Arthur Andersen LLP............................................
  24      Power of Attorney (Included on page 50)...................................
  27      Financial Data Schedule...................................................