Form 10-Q
period 1996-05-31
CAPITAL PACIFIC HOLDINGS INC
filed 1996-07-15
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
ACT OF 1934

For the quarterly period ended May 31, 1996

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
EXCHANGE ACT OF 1934


Commission File Number:  0-15925

                         CAPITAL PACIFIC HOLDINGS, INC.
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                  Delaware                                 95-2956559
- --------------------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification Number)


4100 MacArthur Blvd., Suite 200, Newport Beach, CA   92660
- --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                                 (714) 622-8400
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  XX     No
                                ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class and Title of          Shares Outstanding as of
                Capital Stock                   July 10, 1996
              ------------------          ------------------------

      Common Stock, $.10 Par Value               14,995,000

                         CAPITAL PACIFIC HOLDINGS, INC.
                               INDEX TO FORM 10-Q

                                                                         Page
Part I - Financial Information:

   Item 1 - Financial Statements

      Consolidated Balance Sheets -
      May 31, 1996 and February 29, 1996                                     1

      Consolidated Statements of Operations for the
      Three Months Ended May 31, 1996 and 1995                               2

      Consolidated Statements of Cash Flows for the
      Three Months Ended May 31, 1996 and 1995                               3

      Notes to Consolidated Financial Statements                           4-9

   Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations               10-12

Part II - Other Information

   Item 6 - Exhibits and Reports on Form 8K

      (a) Exhibits                                              Method
           Number                 Description                  of Filing
          --------    --------------------------------------   ---------
            3.1       Second Restated Certificate              Filed with
                        of Incorporation of the                  this
                        Registrant                               document

            3.2       Second Amended and Restated Bylaws      Filed with
                        of the Registrant                       this
                                                                document

            27        Financial Data Schedule                 Filed with
                                                                this
                                                                document

      (b) Reports on Form 8-K
            None Filed


                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                     ASSETS


                                                     May 31        February 29
                                                      1996            1996
                                                   (Unaudited)
                                                   -----------     ------------
Cash and cash equivalents                           $ 15,223         $ 13,850
Restricted cash                                        1,499            1,429
Accounts and notes receivable                          5,820            4,421
Residential inventories                              233,955          227,194
Plant, property and equipment                          6,908            6,685
Prepaid expenses and other assets                     11,086           12,929
                                                   -----------     ------------
                                                    $274,491         $266,508
                                                   ===========     ============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts Payable                                    $ 16,158         $ 26,333
Accrued liabilities                                   11,241           10,006
Notes payable                                         82,124           63,929
Bonds payable                                        100,000          100,000
                                                   -----------     ------------
      Total liabilities                              209,523          200,268
                                                   -----------     ------------

Minority Interest                                      1,295            2,894

Stockholders' equity (deficit):
  Common stock, par value $.10 per share,
  30,000,000 shares authorized;
  14,995,000 issued and outstanding                    1,500            1,500
  Additional paid-in capital                         211,888          211,888
  Accumulated deficit                               (149,715)        (150,042)
                                                   -----------     ------------
      Total stockholders' equity                      63,673           63,346
                                                   -----------     ------------
                                                    $274,491         $266,508
                                                   ===========     ============




              The accompanying notes are an integral part of these
                       Consolidated financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                             Three months
                                                             ended May 31,
                                                          -------------------
                                                            1996        1995
                                                          -------     -------
Revenue:
  Sales of homes                                          $44,732     $31,703
  Sales of land and lots                                      700         733
  Interest and other income                                   468         704
                                                          -------     -------
                                                           45,900      33,140
                                                          -------     -------

Costs and expenses:
  Cost of homes                                            36,846      26,568
  Cost of land and lots                                       561         442
  Selling, general and administrative                       7,872       6,470
  Minority Interest                                           114          83
                                                          -------     -------
                                                           45,393      33,563
                                                          -------     -------

Income (loss) before income taxes                             507        (423)

Provision (benefit) for income taxes                          180        (150)
                                                          -------     -------
NET INCOME/(LOSS)                                         $   327     $  (273)
                                                          =======     =======

Net income/(loss) per common share:                       $  0.02     $ (0.02)
                                                          =======     =======

Weighted average number of common shares                   14,995      14,995
                                                          =======     =======


              The accompanying notes are an integral part of these
                       Consolidated financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)




                                                              For the three months ended
                                                                        May 31,
                                                              --------------------------
                                                                 1996            1995
                                                                -------         -------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $    327        $   (273)
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:

        Change in restricted cash                                    (70)            --
        Depreciation and amortization                                413             308
        (Increase) decrease in residential inventories            (6,761)            477
        (Increase) decrease in receivables, prepaid
          expenses and other assets                               (1,086)            470
        Decrease in accounts payable and
          accrued liabilities                                     (8,870)         (3,835)
                                                                --------        --------
NET CASH USED IN OPERATING ACTIVITIES                            (16,047)         (2,853)
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant, property and equipment, net                    (636)           (474)
  Decrease in investment in partnerships                           1,459             144
                                                                --------        --------
NET CASH FLOW FROM (USED IN) INVESTING ACTIVITIES                    823            (330)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in minority interest in joint ventures                 (1,599)         (1,674)
  Borrowings from (payments to) notes payable, net                18,196          (5,345)
                                                                --------        --------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                      16,597          (7,019)
                                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,373         (10,202)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  13,850          22,401
                                                                --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 15,223        $ 12,199
                                                                ========        ========




              The accompanying notes are an integral part of these
                       Consolidated financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 29, 1996 of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended May 31, 1996, are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

2.  Notes payable:

    Notes payable at May 31, 1996 and February 29, 1996, are summarized as follows (in thousands):

                                                      May 31,       February 29,
                                                       1996            1996
                                                      --------------------------
Promissory notes collateralized by
  deeds of trust, including
  interest varying from 9.5 percent to
  prime plus 1.0 percent                              $ 2,358        $ 3,661

Notes payable to bank at bank's prime rate
  plus 1.0 percent, maturing December 31, 1996              0            241

Notes payable to bank, including interest
  at prime plus 2.5 percent, maturing
  September 7, 1996                                     1,915          1,915

Notes payable to banks, including
  interest varying from prime plus
  1.0 percent to prime plus 2.0 percent,
  maturing between June 30, 1996 & March 31,
  1998 secured by certain real estate
  inventories on a non-recourse basis                  44,379         30,158

Notes payable to banks, including interest
  at prime plus 1.0 percent with terms of
  the commitment reducing commencing
  October 1, 1997 through March 31, 1998,
  secured by certain real estate
  inventories on a recourse basis                      30,972         25,454

Contingent promissory note payable to previous
  owner of Clark Wilson secured by Stock Pledge
  Agreement on a non-recourse basis under which
  the amounts due, including interest at 8 percent,
  are fully dependent upon the performance of the
  entity acquired                                       2,500          2,500
                                                      -------        -------
                                                      $82,124        $63,929
                                                      =======        =======

3. Supplemental Guarantor Information

        In connection with the offering in fiscal 1995 of $100,000,000 in senior unsecured notes (the "Offering"), the Company and certain of its wholly-owned subsidiaries (Guarantors) jointly, severally, fully and unconditionally guaranteed such notes (the "Notes"). Supplemental condensed combined financial information of the Company, Guarantors and non-guarantors is presented as follows. As discussed in Note 3 in Notes To Supplemental Guarantor Information, these financial statements are prepared using the equity method of accounting for the Company's and the Guarantors' Investments in subsidiaries and partnerships. This supplemental financial information should be read in conjunction with the consolidated financial statements.

               As Of And For The three Months Ended May 31, 1996
                                 (In Thousands)
                                  (Unaudited)

                                         Capital Pacific                               Non-                                 Total
                                          Holdings, Inc.     Guarantors(1)     Guarantors(2)     Eliminations(4)     Consolidated
                                         ----------------------------------------------------------------------------------------
BALANCE SHEET
Cash                                            $ 12,767           $ 1,285           $ 1,171            $      0         $ 15,223
Inventories                                      155,264            28,911            49,656                 124          233,955
Investment in Partnerships and
  subsidiaries(3)                                 28,548             1,419                 0             (28,947)           1,020
Intercompany advances                             35,083                 0                 0             (35,083)               0
Other                                             14,436             1,714             6,187               1,956           24,293
                                         ----------------------------------------------------------------------------------------
      Total Assets                              $246,098           $33,329           $57,014            $(61,950)        $274,491
                                         ========================================================================================

Accounts payable and accrued
  liabilities                                   $ 18,779           $ 5,041           $ 4,529            $   (950)        $ 27,399
Intercompany advances                                  0             6,817            23,306             (32,123)               0
Notes payable                                    163,647             2,076            16,401                              182,124
Minority interest                                      0                 0                 0               1,295            1,295
Shareholders' equity                              63,672            17,395            12,778             (30,172)          63,673
                                         ----------------------------------------------------------------------------------------
      Total Liabilities & Equity                $246,098           $33,329           $57,014            $(61,950)        $274,491
                                         ========================================================================================

STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land                       $ 19,683           $ 8,254           $17,495            $      0         $ 45,432
  Interest and other income, net                     251               149               464                (792)              72
  Equity in income of partnerships
    and subsidiaries(3)                              810                93                 0                (507)             396
                                         ----------------------------------------------------------------------------------------
      Total Revenues                              20,744             8,496            17,959              (1,299)          45,900
                                         ----------------------------------------------------------------------------------------
  Cost of homes and land                          16,737             6,769            14,452                (551)          37,407
  Selling, general and administrative              3,860             1,341             2,671                                7,872
  Minority interest                                    0                 0                 0                 114              114
                                         ----------------------------------------------------------------------------------------
  Income (loss) before provision
    (benefit) for income taxes                       147               386               836                (862)             507
  Provision (benefit) for income taxes              (180)              136               224                                  180
                                         ----------------------------------------------------------------------------------------
  NET INCOME (LOSS)                             $    327           $   250           $   612            $   (862)        $    327
                                         ========================================================================================

                                         Capital Pacific                               Non-                                 Total
                                          Holdings, Inc.     Guarantors(1)     Guarantors(2)     Eliminations(4)     Consolidated
                                         ----------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
Net cash from (used in) operating
  activities                                    $(6,620)           $  (795)          $(9,407)           $    775         $(16,047)
Net cash from (used in) investment
  activities                                          0                  0                 0                 823              823
Net cash from (used in) financing
  activities                                     13,353               (667)            5,509              (1,598)          16,597
                                         ----------------------------------------------------------------------------------------
Net increase (decrease) in cash                   6,733             (1,462)           (3,898)                  0            1,373
Cash - beginning of period                        6,034              2,747             5,069                   0           13,850
                                         ----------------------------------------------------------------------------------------
Cash - end of period                            $12,767            $ 1,285           $ 1,171            $      0          $15,223
                                         ========================================================================================

                  NOTES TO SUPPLEMENTAL GUARANTOR INFORMATION


(1) Guarantors are Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland Company, Inc., all wholly-owned subsidiaries of Capital Pacific Holdings, Inc.

(2)     The non-guarantors are:

        (a) The limited partnership in which Peters Ranchland Company, Inc., is a general partner:

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

             - J.M.P. Mulholland Estates I, L.P.
             - J.M.P. Mulholland Estates II, L.P.

        (c) The limited partnership in which J.M. Peters Nevada, Inc. and Durable Homes, Inc. are general partners:

             - Taos Estates, L.P.

        (d) The general partnership in which Capital Pacific Holdings, Inc., is a general partner:

             - Peters Walnut Estates

        (e)  The wholly-owned subsidiaries of Capital Pacific Holdings, Inc.:

             - Newport Design Center
             - Capital Pacific Communities, Inc.
             - Capital Pacific Homes, Inc. (formally knows as Durable Homes of
                 California, Inc.)
             -  J.M. Peters Arizona, Inc. (expected to become a guarantor in fiscal year 1997)
             - Capital Pacific Mortgage, Inc. (expected to become a guarantor in fiscal year 1997)
             -  Clark Wilson Homes, Inc. (expected to become a guarantor in fiscal year 1997)
             - Fairway Financial Company
             - Parkland Estates Company, Inc. (expected to become a guarantor in fiscal year 1997)
             - J.M. Peters California, Inc. (expected to become a guarantor in fiscal year 1997)
             - J.M. Peters Homes of Arizona, Inc.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


                              FINANCIAL CONDITION


In August 1995 the Company successfully completed negotiations with its principal bank lender increasing total contingent availability under all credit facilities with the bank from $50 million to $90 million. As of May 31, 1996 the Company has in place three separate facilities (the "Facilities") with the bank as follows:

        -  $25 million Non-Recourse Secured Acquisition and
           Development line of credit ("Non-Recourse A & D Line")

        -  $40 million Recourse Secured Production line of credit
           ("Recourse Production Line")

        - $25 million Non-Recourse Secured Production line of credit ("Non-Recourse Production Line")


A commitment fee is payable annually. Availability of funds under the Facilities is subject to certain bank and other requirements. At May 31, 1996, the Company had aggregate borrowings outstanding of $61.1 million under the Facilities.

The Facilities are secured by liens on various completed or under construction homes and lots held by the Company. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to consolidated net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At May 31, 1996, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of May 31, 1996, no such event of default has occurred.

Effective June 18, 1996, the Company successfully negotiated extensions of the Facilities to dates ranging from October 1, 1997 to March 31, 1998.

Durable and Clark Wilson also have secured non-recourse lines of credit to facilitate construction activity. Durable's $15.0 million facility has a maturity date of July 1, 1997. Clark Wilson has a non-recourse secured line of credit for $15.0 million with a maturity date of June 30, 1996. Clark Wilson is currently negotiating an extension of its facility and expects to successfully complete this negotiation. Clark Wilson has an additional $11.5 million non-recourse secured line of credit with a bank having a term of one year (maturity date of May 31, 1997).

For the three months ended May 31, 1996, the Company closed the sale of 252 homes and 3 land lots. This amount includes 11 homes closed in unconsolidated joint ventures. The Company, at May 31, 1996 had in excess of 450 homes under construction. Construction activity is being financed out of Company cash, bank financing and the existing joint ventures, including joint ventures with investment advisors to the State of California Public Employees Retirement System ("CalPERS"). The Company anticipates that it will continue to utilize both bank financing and joint ventures to cover liquidity needs in excess of Company cash.

The Company expects that cash flow generated from operations and from additional financing permitted by the terms of the Indenture will be sufficient to cover the debt service on the Offering, the Facilities and the Company's other bank lines and to fund the Company's current development and construction activities for the foreseeable future.

                              BALANCE SHEET ITEMS

Cash and cash equivalents increased to $15.2 million at May 31, 1996 from $13.8 million at February 29, 1996 due to increased construction borrowing.

Residential inventories increased from $227 million at February 29, 1996 to $234 million at May 31, 1996. The increase is due to the progress made on homes under construction.

Accounts payable and accrued liabilities have decreased to $27.4 million at May 31, 1996 from $36.3 million at February 29, 1996, while notes payable have increased from $63.9 million at February 29, 1996, to $82.1 million at May 31, 1996, due principally to increased construction activity.

                             RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1997 COMPARED WITH THE FIRST QUARTER OF FISCAL 1996:

Revenues from housing sales increased by 41% for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, to $44.7 million from $31.7 million. Home closings increased 3% to 252 in the first quarter of fiscal 1997 from 245 homes during the first quarter of fiscal 1996. The average sales price of homes closed increased 37% to $177 thousand in the first quarter of fiscal 1997 from $129 thousand in the corresponding quarter of fiscal 1996.

The Company's increased closings resulted in an increase in cost of sales for the first quarter of 1997 to $36.8 million versus $26.6 million for the corresponding quarter of fiscal 1996. The Company's increased average sales price contributed to a 10% increase in gross profit margin, to 17.7% in the first quarter of fiscal year 1997 as compared to 16.1% for the corresponding quarter of fiscal 1996.

The increase in Company activity resulted in an increase in selling, general and administrative expense of $1.4 million or 21.6% for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. As a percentage of gross revenue, selling, general and administrative expenses declined to 17.6% in the first quarter of fiscal 1997 compared to 20.4% for the corresponding quarter of fiscal 1996.

Minority interest expense was $114 thousand for the first quarter of fiscal 1997 compared to $83 thousand for the first quarter of fiscal 1996. The increase was due to the increased number of closings in the Company's consolidated joint venture projects.

As a result of the foregoing factors the Company increased net income by $600 thousand to a positive $327 thousand for the three months ended May 31, 1996 compared to a net loss of $273 thousand for the three months ended
May 31, 1995.

The Company's net orders (homes contracted for sale, less cancellations) increased by 15% to 376 in the first quarter of fiscal 1997 as compared to 327 for the corresponding quarter of fiscal 1996. The Company's backlog (homes under contract but not closed) increased by 10% from 562 homes at May 31, 1996, compared to 511 at May 31, 1995.

Item 6 - EXHIBITS AND REPORTS ON FORM 8K

    (a) Exhibits

     Exhibit Number
          3.1       Second Restated Certificate of Incorporation of the Registrant
          3.2       Second Amended and Restated Bylaws of the Registrant
           27       Financial Data Schedule

    (b) Reports on Form 8K

          None Filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL PACIFIC HOLDINGS, INC.

Date: July 12, 1996                    BY: /s/ DALE DOWERS
                                           -------------------------------------
                                           Dale Dowers, President and
                                           Chief Executive Officer

Date: July 12, 1996                    BY: /s/ ANTHONY M. LAUGHLIN
                                           -------------------------------------
                                           Anthony M. Laughlin, Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number      Description
- --------------      -----------

     3.1            Second Restated Certificate of Incorporation of the Registrant
     3.2            Second Amended & Restated Bylaws of the Registrant
      27            Financial Data Schedule