Form 10-Q
period 1996-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 1996-10-15
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  0-15925



                           CAPITAL PACIFIC HOLDINGS, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                   Delaware                              95-2956559
-------------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization             Identification Number)


 4100 MacArthur Blvd.,  Suite 200, Newport Beach, CA         92660
-------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)


                                (714) 622-8400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  XX    No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class and Title of                Shares Outstanding as of
          Capital Stock                       October 10, 1996
   ----------------------------           ------------------------
   Common Stock, $.10 Par Value                14,995,000

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q




                                                                        Page
                                                                        ----
Part I - Financial Information:

   Item 1 - Financial Statements

         Consolidated Balance Sheets -
         August 31, 1996 and February 29, 1996                            1

         Consolidated Statements of Operations for the
         Three Months Ended August 31, 1996 and 1995 and
         the Six Months Ended August 31, 1996 and 1995                    2

         Consolidated Statements of Cash Flows for the
         Six Months Ended August 31, 1996 and 1995                        3

         Notes to Consolidated Financial Statements                     4-9


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations             10-13


Part II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders          14


   Item 6 - Exhibits and Reports on Form 8K                           15-16



     (a)     Exhibit
             Number         Description           Method of Filing
             -------        -----------           ----------------
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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                     ASSETS

                                                           August 31,
                                                             1996       February 29,
                                                          (Unaudited)      1996
                                                          -----------   -----------
Cash and cash equivalents                                  $  15,304     $  13,850
Restricted cash                                                1,318         1,429
Accounts and notes receivable                                  4,501         4,421
Residential inventories                                      231,879       227,194
Plant, property and equipment                                  7,400         6,685
Prepaid expenses and other assets                             12,971        12,929
                                                           ---------     ---------
                                                           $ 273,373     $ 266,508
                                                           =========     =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $  25,798     $  26,333
Accrued liabilities                                            8,725        10,006
Notes payable                                                 70,562        63,929
Bonds payable                                                100,000       100,000
                                                           ---------     ---------
        Total liabilities                                    205,085       200,268
                                                           ---------     ---------
Minority interest in joint ventures                            2,547         2,894

Stockholders' equity:

  Common stock, par value $.10 per share,
      30,000,000 shares authorized;
      14,995,000 issued and outstanding                        1,500         1,500
  Additional paid-in capital                                 211,888       211,888
  Accumulated deficit                                       (147,647)     (150,042)
                                                           ---------     ---------
        Total stockholders' equity                            65,741        63,346
                                                           ---------     ---------
                                                           $ 273,373     $ 266,508
                                                           =========     =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                          Three months            Six months
                                         ended August 31,      ended August 31,
                                        ------------------    ------------------
                                          1996      1995        1996       1995
                                        --------   -------    --------   -------

Revenue:
  Sales of homes                         $62,737   $27,637    $107,469   $59,340
  Sales of land and lots                     882        --       1,582       733
  Interest and other income                  773       779       1,241     1,483
                                         -------   -------    --------   -------
                                          64,392    28,416     110,292    61,556
                                         -------   -------    --------   -------
Costs and expenses:
  Cost of homes                           52,363    23,004      89,209    49,544
  Cost of land and lots                      662        --       1,223       470
  Selling, general and administrative      9,591     5,722      17,463    12,192
  Minority interest in joint ventures       (248)       41        (134)      124
                                         -------   -------    --------   -------
                                          62,368    28,767     107,761    62,330
                                         -------   -------    --------   -------
Income (loss) before income taxes          2,024      (351)      2,531      (774)
Provision (benefit) for income taxes         (42)     (125)        138      (275)
                                         -------   -------    --------   -------
NET INCOME/(LOSS)                        $ 2,066   $  (226)   $  2,393   $  (499)
                                         =======   =======    ========   =======

Net income/(loss) per common share:      $  0.14   $ (0.02)   $   0.16   $ (0.03)
                                         =======   =======    ========   =======

Weighted average number of common shares  14,995    14,995      14,995    14,995
                                         =======   =======    ========   =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                         For the six months ended
                                                                August 31,
                                                         ------------------------
                                                            1996          1995
                                                         ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income/(loss)                                       $ 2,393       $   (499)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:

        Change in restricted cash                             111            103
        Depreciation and amortization                         594            645
        (Increase) in residential inventories              (4,685)       (25,645)
        (Increase) decrease in receivables, prepaid
            expenses and other assets                      (2,107)         1,020
        Increase (decrease) in accounts payable and
            accrued liabilities                            (1,816)         4,144
                                                          -------       --------
NET CASH (USED) IN OPERATING ACTIVITIES                    (5,510)       (20,232)
                                                          -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant, property and equipment, net           (883)          (764)
    Decrease from investment in partnerships                1,561             70
                                                          -------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           678           (694)
                                                          -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in minority interest
      in joint ventures                                      (347)           200
    Borrowings from notes payable, net                      6,633         15,301
                                                          -------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   6,286         15,501
                                                          -------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,454         (5,425)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           13,850         22,401
                                                          -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $15,304       $ 16,976
                                                          =======       ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 29, 1996 of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended August 31, 1996, are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

2.  Notes payable:

    Notes payable at August 31, 1996 and February 29, 1996, are summarized as follows (in thousands):

                                                        August 31,  February 29,
                                                           1996         1996
                                                        ----------  -----------
Promissory notes collateralized by
   deeds of trust, including
   interest varying from 9.5 percent to
   prime plus 1.0 percent                                $  8,804     $  3,661

Notes payable to bank at bank's prime rate
   plus 1.0 percent, maturing December 31, 1996                 0          241

Notes payable to banks, including
   interest varying from prime plus
   .5 percent to prime plus 2.5 percent,
   maturing between June 30, 1997 & March
   31, 1998 secured by certain real estate
   inventories on a non-recourse basis                     33,421       32,073

Notes payable to banks, including interest
   at prime plus 1.0 percent with terms of
   the commitment reducing commencing
   October 1, 1997 through March 31, 1998,
   secured by certain real estate
   inventories on a recourse basis                         26,003       25,454

Contingent promissory note payable to previous
   owner of Clark Wilson secured by Stock Pledge
   Agreement on a non-recourse basis, under which
   the amounts due, including interest at 8 percent,
   are fully dependent on the performance of the
   entity acquired                                               2,334          2,500
                                                               -------        -------
                                                               $70,562        $63,929
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

               As Of And For The Six Months Ended August 31, 1996
                                 (In Thousands)
                                  (Unaudited)

                               Capital Pacific                         Non-                         Total
                               Holdings, Inc.      Guarantors(1)  Guarantors(2)  Eliminations(4) Consolidated
                             --------------------------------------------------------------------------------
BALANCE SHEET
Cash                                $9,371             $1,790         $4,143            $0         $15,304
Inventories                        146,378             38,209         47,167           125         231,879
Investment in Partnerships
   and subsidiaries (3)             29,045                727              0       (29,051)            721
Intercompany advances               38,393                  0              0       (38,393)              0
Other                               17,428              2,126          9,150        (3,236)         25,468
                             -----------------------------------------------------------------------------
    Total Assets                  $240,615            $42,852        $60,460      ($70,555)       $273,372
                             =============================================================================
Accounts payable and
  accrued liabilities              $15,289             $4,538        $15,451         ($755)        $34,523
Intercompany advances                    0             13,123         27,719       (40,842)              0
Notes payable                      159,586              8,183          4,708        (1,915)        170,562
Minority interest                        0                  0              0         2,547           2,547
Shareholders' equity                65,741             17,008         12,582       (29,590)         65,741
                             -----------------------------------------------------------------------------
  Total Liabilities &
     Equity                       $240,616            $42,852        $60,460      ($70,555)       $273,373
                             =============================================================================
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land          $49,278            $16,735        $43,038            $0        $109,051
  Interest and other
    income, net                        372                163            980        (1,253)            262
  Equity in income of
    partnerships and
    subsidiaries (3)                 1,597               (108)             -          (510)            979
                             -----------------------------------------------------------------------------
      Total Revenues                51,247             16,790         44,018        (1,763)        110,292
                             -----------------------------------------------------------------------------
  Cost of homes and land            41,158             14,280         35,546          (552)         90,432
  Selling, general and
    administrative                   8,291              2,725          6,447                        17,463
  Minority interest                      0                  0              0          (134)           (134)
                             -----------------------------------------------------------------------------
  Income (loss) before
    provision (benefit) for
    income taxes                     1,798               (215)         2,025        (1,077)          2,531
  Provision (benefit) for
    income taxes                      (595)               (76)           809                           138
                             -----------------------------------------------------------------------------
  NET INCOME (LOSS)                 $2,393              ($139)        $1,216       ($1,077)         $2,393
                             =============================================================================

                            Capital Pacific                           Non-                           Total
                             Holdings, Inc.     Guarantors(1)    Guarantors(2)     Eliminations(4) Consolidated
                            -----------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities         ($6,435)            ($6,984)          $7,757              $152         ($5,510)
Net cash from (used in)
  investment activities            479                 587                0              (388)            678
Net cash from (used in)
  financing activities           9,293               5,440           (8,683)              236           6,286
                             --------------------------------------------------------------------------------
Net increase (decrease)
  in cash                        3,337                (957)            (926)                0           1,454
Cash - beginning of
  period                         6,034               2,747            5,069                 0          13,850
                             --------------------------------------------------------------------------------
Cash - end of period            $9,371              $1,790           $4,143                $0         $15,304
                             ================================================================================

                  NOTES TO SUPPLEMENTAL GUARANTOR INFORMATION


(1) Guarantors are Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland Company, Inc., all wholly-owned subsidiaries of Capital Pacific Holdings, Inc.

(2)      The non-guarantors are:

         (a) The limited partnerships in which Peters Ranchland Company, Inc., is a general partner:

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

                 -  Taos Estates, L.P.

         (d)     The general partnership in which Capital Pacific
                 Holdings, Inc., is a general partner:

                 -  Peters Walnut Estates

    (e)     The wholly-owned subsidiaries of Capital Pacific Holdings, Inc.:

                 -  Newport Design Center
                 -  Capital Pacific Communities, Inc.
                 -  Capital Pacific Homes, Inc. (formally known as
                       Durable Homes of California, Inc.)
                 -  J.M. Peters Arizona, Inc. (expected to become a
                       guarantor in fiscal year 1997)
                 -  Capital Pacific Mortgage, Inc. (expected to become a
                       guarantor in fiscal year 1997)
                 -  Clark Wilson Homes, Inc. (expected to become a
                       guarantor in fiscal year 1997)
                 -  Fairway Financial Company
                 -  Parkland Estates Company, Inc. (expected to become a
                       guarantor in fiscal year 1997)
                 -  J.M. Peters California, Inc. (expected to become a
                       guarantor in fiscal year 1997)
                 -  J.M. Peters Homes of Arizona, Inc.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


                                    OVERVIEW

The Company experienced a very successful second quarter of operations. Net income for the quarter exceeded $2 million and the quarter was the Company's most profitable for several years. Housing sales revenues increased 127% and closings increased 48.2% compared to the corresponding quarter of the previous year. These increases in key results are the consequence of improvements in existing operations and are not the results of newly acquired operations.
While prior results should not be used to predict future performance, management is hopeful that this quarter represents another turning point in the Company's history.


                             RESULTS OF OPERATIONS
                             ---------------------

SECOND QUARTER OF FISCAL 1997 COMPARED WITH THE SECOND QUARTER OF FISCAL 1996:

The Company increased net income by $2.23 million to a positive $2.06 million for the second quarter of fiscal 1997 compared to a net loss of $226 thousand for the second quarter of fiscal 1996.

Revenues from housing sales for the second quarter of fiscal 1997 increased 127% from the corresponding period of fiscal 1996 to $62.7 million from $27.6 million, respectively. Home closings for the second quarter of fiscal 1997 increased 48.2% to 332 from 224 homes during the second quarter of fiscal 1996. These amounts include revenues from closings of 10 homes in unconsolidated joint venture operations during the second quarter of fiscal 1997 compared to 13 homes during the second quarter of fiscal 1996. In addition to the increased closing activity, the Company's average sales price per unit increased to $194,800 for the second quarter of fiscal 1997 from $131,000 for the second quarter of fiscal 1996, a 48.7% increase.

The Company's increased closings resulted in an increase in cost of sales for the three months ended August 31, 1996 to $52.4 million from $23.0 million for the three months ended August 31, 1995. For the quarter, the Company was able to maintain a relatively flat gross profit margin of 16.5 percent in fiscal 1997 as compared to 16.8 percent in fiscal 1996.

The increase in Company activity resulted in an increase in selling, general and administrative expense of $3.9 million or 68% for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. As a percentage of housing revenue, selling, general and administrative expenses improved to 15.3% in the second quarter of fiscal 1997 compared to 20.7% for the corresponding quarter of fiscal 1996. This improvement is due to increased unit volume and the Company's cost containment efforts.

Minority interest income was $248 thousand for the second quarter of fiscal 1997 compared to an expense of $41 thousand for the second quarter of fiscal 1996. The change is due primarily to progress in completing consolidated joint venture projects.

The Company's net orders (homes contracted for sale, less cancellations) increased by 3% to 240 in the second quarter of fiscal 1997 compared to 234 for the corresponding quarter of fiscal 1996. The Company's backlog (homes under contract but not closed) decreased by 10% to 470 homes at August 31, 1996 from 521 homes at August 31, 1995.

FIRST SIX MONTHS OF FISCAL 1997 COMPARED WITH THE FIRST SIX MONTHS OF FISCAL
1996:

The Company increased net income by $2.88 million to a positive $2.39 million for the six months ended August 31, 1996, as compared to a net loss of $499 thousand for the six months ended August 31, 1995.

Revenues from housing sales for the first six months of fiscal 1997 increased by $48.1 million or 81% to $107.4 million from $59.3 million for the first six months of fiscal 1996. Home closings for the first six months of fiscal 1997 increased by 24.5% to 584 from 469 homes during the first six months of fiscal 1996. These amounts include revenues from closings of 21 homes in unconsolidated joint ventures for the first six months of fiscal 1997 compared to 32 homes closed for the first six months of fiscal 1996. In addition to the increased closing activity, the Company's average sales price per unit has increased to $190,800 for the first six months of fiscal 1997 from $135,800 for the first six months of fiscal 1996, a 40.5% increase.

The Company's increased closings resulted in an increase in cost of sales for the first six months of fiscal 1997 to $89.2 million from $49.5 million for the first six months of fiscal 1996. The Company's increased average sales price contributed to a 3% increase in gross profit margin to 17% for the first six months of fiscal 1997, from 16.5% for the first six months of fiscal 1996.

Selling, general and administrative expense increased $39.7 million or 80% for the first six months of fiscal 1997, as compared to the first six months of fiscal 1996. As a percentage of revenue, selling, general and administrative expense improved to 16.2% for the first six months of fiscal 1997 from 20.6% for the first six months of fiscal 1996. This improvement is due to increased unit volume and the Company's cost containment efforts.

Minority interest income was $134 thousand for the first six months of fiscal 1997 compared to an expense of $124 thousand for the first six months of fiscal 1996. The change is the result of the Company's progress towards completing consolidated joint venture projects.

The Company has recorded an income tax provision of $138 thousand for the first six months of fiscal 1997 on pre-tax income of $2.53 million. The provision reflects the net benefit from the usage of federal net operating loss carrybacks which will generate a federal income tax refund for prior periods of $765 thousand. The Company also has available federal net operating loss carryforwards which can be used to reduce current and future taxable income. The Company will recognize any benefit from these carryforwards only at the time the carryforwards are actually utilized.

Interest incurred was $10.7 million for the first six months of fiscal 1997 compared to $8.3 million for the first six months of fiscal 1996. Interest included in cost of sales was $9.5 million for the first six months of fiscal 1997 compared to $3.4 million for the first six months of fiscal 1996.

The Company's net orders (homes contracted for sale, less cancellations) increased by 10% to 616 for the first six months of fiscal 1997, as compared to 558 homes for the corresponding period of fiscal 1996.

The Company's unit/lot closings and revenues for the first six months of fiscal 1997 are segregated by region as follows:

                    Unit/lot Closings        Revenues
                    -----------------     --------------
California                184             $ 56.3 million
Texas                     188               30.1 million
Nevada                    150               21.2 million
Arizona                    68                8.4 million
                          ---             --------------
                          590             $116.0 million
                          ===             ==============

The unit/lot and revenue figures for California include 21 homes and $7.6 million in revenues on projects in unconsolidated joint ventures for the first six months of fiscal 1997.


                              FINANCIAL CONDITION
                              -------------------

As of August 31, 1996, the Company has in place three separate facilities (the "Facilities") with its principal bank lender as follows:

         -  $25 million Non-Recourse Secured Acquisition and
            Development line of credit ("Non-Recourse A & D Line")

         - $40 million Recourse Secured Production line of credit ("Recourse Production Line")

         - $25 million Non-Recourse Secured Production line of credit ("Non-Recourse Production Line")

A commitment fee is payable annually. Availability of funds under the Facilities are subject to certain bank and other requirements. At August 31, 1996, the Company had aggregate borrowings outstanding of $57.4 million under the Facilities.

The Facilities are secured by liens on various completed or under construction homes and lots held by the Company. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to consolidated net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At August 31, 1996, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of August 31, 1996, no such event of default has occurred.

Durable and Clark Wilson also have secured non-recourse lines of credit to facilitate construction activity. Durable's $15.0 million facility has a maturity date of July 1, 1997. Clark Wilson has a non-recourse secured line of credit for $15.0 million with a maturity date of June 30, 1997. Clark Wilson has an additional $17.8 million in non-recourse secured lines of credit with banks having terms with maturity dates ranging from May 31, 1997 through July 19, 1998.

For the six months ended August 31, 1996, the Company closed the sale of 584 homes and 6 land lots. This amount includes 21 homes closed in unconsolidated joint ventures. At August 31, 1996, the Company had in excess of 500 homes under construction.

Construction activity is being financed out of Company cash, bank financing and the existing joint ventures, including joint ventures with investment advisors to the State of California Public Employees Retirement System ("CalPERS"). The Company anticipates that it will continue to utilize both bank financing and joint ventures to cover liquidity needs in excess of Company cash.

The Company expects that cash flow generated from operations and from additional financing permitted by the terms of the Indenture will be sufficient to cover the debt service on the Offering, the Facilities and the Company's other bank lines and to fund the Company's current development and construction activities for the reasonably foreseeable future.


                              BALANCE SHEET ITEMS
                              -------------------

Cash and cash equivalents increased to $15.3 million at August 31, 1996 from $13.8 million at February 29, 1996 due to an increase in unit closings. The Company anticipates that the level of cash and financing available is sufficient to meet its needs in the near term.

Residential inventories increased from $227.0 million at February 29, 1996 to $231.9 million at August 31, 1996. The increase is due to the progress made on the over 500 residential homes under construction.

Notes payable have increased from $63.9 million at February 29, 1996 to $70.6 million at August 31, 1996, due principally to increased construction activity. Accounts payable and accrued liabilities have decreased to $34.5 million at August 31, 1996 from $36.3 million at February 29, 1996.

                          PART II - OTHER INFORMATION


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of the Company held on July 25, 1996, the following directors were elected: Hadi Makarechian, Dale Dowers, Karlheinz M. Kaiser, Allan L. Acree, and William A. Funk. 13,763,487 shares were voted for the election of the named nominees for directors and 12,790 shares were voted withholding authority for such nominees.


Item 6 - EXHIBITS AND REPORTS ON FORM 8K

         (a) Exhibits

             Exhibit number
             --------------

                   27                              Financial Data Schedule


         (b) Reports on form 8K

             None filed

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CAPITAL PACIFIC HOLDINGS, INC.


Date:  October 10, 1996                 BY: /s/ DALE DOWERS
                                            ---------------------------------
                                                Dale Dowers
                                                President and Chief
                                                Executive Officer




Date:  October 10, 1996                 BY: /s/ ANTHONY M. LAUGHLIN
                                            ---------------------------------
                                                Anthony M. Laughlin
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)