Form 10-Q/A
period 1996-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 1996-10-29
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A



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

                              INDEX TO FORM 10-Q/A




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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                     ASSETS

                                                           August 31,
                                                             1996       February 29,
                                                          (Unaudited)      1996
                                                          -----------   -----------
Cash and cash equivalents                                  $  15,304     $  13,850
Restricted cash                                                1,318         1,429
Accounts and notes receivable                                  4,501         4,421
Residential inventories                                      231,879       227,194
Plant, property and equipment                                  7,400         6,685
Prepaid expenses and other assets                             12,971        12,929
                                                           ---------     ---------
                                                           $ 273,373     $ 266,508
                                                           =========     =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $  15,182     $  26,333
Accrued liabilities                                            8,725        10,006
Notes payable                                                 81,178        63,929
Bonds payable                                                100,000       100,000
                                                           ---------     ---------
        Total liabilities                                    205,085       200,268
                                                           ---------     ---------
Minority interest in joint ventures                            2,547         2,894

Stockholders' equity:

  Common stock, par value $.10 per share,
      30,000,000 shares authorized;
      14,995,000 issued and outstanding                        1,500         1,500
  Additional paid-in capital                                 211,888       211,888
  Accumulated deficit                                       (147,647)     (150,042)
                                                           ---------     ---------
        Total stockholders' equity                            65,741        63,346
                                                           ---------     ---------
                                                           $ 273,373     $ 266,508
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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                         For the six months ended
                                                                August 31,
                                                         ------------------------
                                                            1996          1995
                                                         ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income/(loss)                                      $  2,393       $   (499)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:

        Change in restricted cash                             111            103
        Depreciation and amortization                         594            645
        (Increase) in residential inventories              (4,685)       (25,645)
        (Increase) decrease in receivables, prepaid
            expenses and other assets                      (2,107)         1,020
        Increase (decrease) in accounts payable and
            accrued liabilities                           (12,432)         4,144
                                                         --------       --------
NET CASH (USED) IN OPERATING ACTIVITIES                   (16,126)       (20,232)
                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant, property and equipment, net           (883)          (764)
    Decrease from investment in partnerships                1,561             70
                                                         --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           678           (694)
                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in minority interest
      in joint ventures                                      (347)           200
    Borrowings from notes payable, net                     17,249         15,301
                                                         --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  16,902         15,501
                                                         --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,454         (5,425)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           13,850         22,401
                                                         --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 15,304       $ 16,976
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

2.  Notes payable:

    Notes payable at August 31, 1996 and February 29, 1996, are summarized as follows (in thousands):

                                                        August 31,  February 29,
                                                           1996         1996
                                                        ----------  -----------
Promissory notes collateralized by
   deeds of trust, including
   interest varying from 9.5 percent to
   prime plus 1.0 percent                                $  8,804     $  3,661

Notes payable to bank at bank's prime rate
   plus 1.0 percent, maturing December 31, 1996                 0          241

Notes payable to banks, including
   interest varying from prime plus
   .5 percent to prime plus 2.5 percent,
   maturing between June 30, 1997 & March
   31, 1998 secured by certain real estate
   inventories on a non-recourse basis                     45,537       32,073

Notes payable to banks, including interest
   at prime plus 1.0 percent with terms of
   the commitment reducing commencing
   October 1, 1997 through March 31, 1998,
   secured by certain real estate
   inventories on a recourse basis                         24,503       25,454

Contingent promissory note payable to previous
   owner of Clark Wilson secured by Stock Pledge
   Agreement on a non-recourse basis, under which
   the amounts due, including interest at 8 percent,
   are fully dependent on the performance of the
   entity acquired                                               2,334          2,500
                                                               -------        -------
                                                               $81,178        $63,929
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

               As Of And For The Six Months Ended August 31, 1996
                                 (In Thousands)
                                  (Unaudited)

                               Capital Pacific                         Non-                         Total
                               Holdings, Inc.      Guarantors(1)  Guarantors(2)  Eliminations(4) Consolidated
                             --------------------------------------------------------------------------------
BALANCE SHEET
Cash                                $9,371             $1,790         $4,143            $0         $15,304
Inventories                        146,378             38,209         47,167           125         231,879
Investment in Partnerships
   and subsidiaries (3)             29,045                727              0       (29,051)            721
Intercompany advances               38,393                  0              0       (38,393)              0
Other                               17,428              2,126          9,150        (3,236)         25,468
                             -----------------------------------------------------------------------------
    Total Assets                  $240,615            $42,852        $60,460      ($70,555)       $273,372
                             =============================================================================
Accounts payable and
  accrued liabilities              $15,289             $4,538         $4,835         ($755)        $23,907
Intercompany advances                    0             13,123         27,719       (40,842)              0
Notes payable                      159,586              8,183         15,324        (1,915)        181,178
Minority interest                        0                  0              0         2,547           2,547
Shareholders' equity                65,741             17,008         12,582       (29,590)         65,741
                             -----------------------------------------------------------------------------
  Total Liabilities &
     Equity                       $240,616            $42,852        $60,460      ($70,555)       $273,373
                             =============================================================================
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land          $49,278            $16,735        $43,038            $0        $109,051
  Interest and other
    income, net                        372                163            980        (1,253)            262
  Equity in income of
    partnerships and
    subsidiaries (3)                 1,597               (108)             -          (510)            979
                             -----------------------------------------------------------------------------
      Total Revenues                51,247             16,790         44,018        (1,763)        110,292
                             -----------------------------------------------------------------------------
  Cost of homes and land            41,158             14,280         35,546          (552)         90,432
  Selling, general and
    administrative                   8,291              2,725          6,447                        17,463
  Minority interest                      0                  0              0          (134)           (134)
                             -----------------------------------------------------------------------------
  Income (loss) before
    provision (benefit) for
    income taxes                     1,798               (215)         2,025        (1,077)          2,531
  Provision (benefit) for
    income taxes                      (595)               (76)           809                           138
                             -----------------------------------------------------------------------------
  NET INCOME (LOSS)                 $2,393              ($139)        $1,216       ($1,077)         $2,393
                             =============================================================================

                            Capital Pacific                           Non-                           Total
                             Holdings, Inc.     Guarantors(1)    Guarantors(2)     Eliminations(4) Consolidated
                            -----------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities         ($6,435)            ($6,984)         ($2,859)             $152        ($16,126)
Net cash from (used in)
  investment activities            479                 587                0              (388)            678
Net cash from (used in)
  financing activities           9,293               5,440            1,933               236          16,902
                             --------------------------------------------------------------------------------
Net increase (decrease)
  in cash                        3,337                (957)            (926)                0           1,454
Cash - beginning of
  period                         6,034               2,747            5,069                 0          13,850
                             --------------------------------------------------------------------------------
Cash - end of period            $9,371              $1,790           $4,143                $0         $15,304
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

As of August 31, 1996, the Company has in place three separate facilities (the "Facilities") with its principal bank lender as follows:

         -  $25 million Non-Recourse Secured Acquisition and
            Development line of credit ("Non-Recourse A & D Line")

         - $40 million Recourse Secured Production line of credit ("Recourse Production Line")

         - $25 million Non-Recourse Secured Production line of credit ("Non-Recourse Production Line")


A commitment fee is payable annually. Availability of funds under the Facilities are subject to certain bank and other requirements. At August 31, 1996, the Company had aggregate borrowings outstanding of $59.4 million under the Facilities.

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


Notes payable have increased from $63.9 million at February 29, 1996 to $81.2 million at August 31, 1996, due principally to increased construction activity. Accounts payable and accrued liabilities have decreased to $23.9 million at August 31, 1996 from $36.3 million at February 29, 1996.

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



                                        CAPITAL PACIFIC HOLDINGS, INC.


Date:  October 24, 1996                 BY: /s/ DALE DOWERS
                                            ---------------------------------
                                                Dale Dowers
                                                President and Chief
                                                Executive Officer




Date:  October 24, 1996                 BY: /s/ ANTHONY M. LAUGHLIN
                                            ---------------------------------
                                                Anthony M. Laughlin
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)