Form 10-Q
period 1996-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 1997-01-14
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


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

        Class and Title of                       Shares Outstanding as of
          Capital Stock                              January 10, 1997
        ------------------                       ------------------------

   Common Stock, $.10 Par Value                        14,995,000

                         CAPITAL PACIFIC HOLDINGS, INC.
                               INDEX TO FORM 10-Q



                                                                        Page
                                                                        ----

Part I - Financial Information:

   Item 1 - Financial Statements

         Consolidated Balance Sheets -
         November 30, 1996 and February 29, 1996                           1

         Consolidated Statements of Operations for the
         Three Months Ended November 30, 1996 and 1995 and
         the Nine Months Ended November 30, 1996 and 1995                  2

         Consolidated Statements of Cash Flows for the
         Nine Months Ended November 30, 1996 and 1995                      3

         Notes to Consolidated Financial Statements                      4-9


   Item 2 - Management's Discussion and Analysis of
            Results of Operations and Financial
            Condition                                                  10-14


Part II - Other Information



   Item 6 - Exhibits and Reports on Form 8K

     (a)   Exhibit
           Number           Description                  Method of Filing
           -------       -----------------------         ----------------

             27          Financial Data Schedule         Filed with this
                                                            document

     (b)   Reports on Form 8-K

               None Filed

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                        November 30,             February 29,
                                                                            1996                     1996
                                                                        (Unaudited)
                                                                        ------------             ------------
Cash and cash equivalents                                                 $   7,427                $  13,850
Restricted cash                                                               1,557                    1,429
Accounts and notes receivable                                                   593                    4,421
Residential inventories                                                     242,597                  227,194
Plant, property and equipment                                                 6,657                    6,685
Prepaid expenses and other assets                                            10,497                   12,929
                                                                          ---------                ---------
                                                                          $ 269,328                $ 266,508
                                                                          =========                =========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                          $  17,272                $  26,333
Accrued liabilities                                                           4,751                   10,006
Notes payable                                                                80,207                   63,929
Bonds payable                                                               100,000                  100,000
                                                                          ---------                ---------
        Total liabilities                                                   202,230                  200,268
                                                                          ---------                ---------

Minority Interest                                                               419                    2,894

Stockholders' equity (deficit):
  Common stock, par value $.10 per share, 30,000,000 shares
      authorized; 14,995,000 issued and outstanding                           1,500                    1,500
  Additional paid-in capital                                                211,888                  211,888
  Accumulated deficit                                                      (146,709)                (150,042)
                                                                          ---------                ---------
        Total stockholders' equity                                           66,679                   63,346
                                                                          ---------                ---------
                                                                          $ 269,328                $ 266,508
                                                                          =========                =========




        The accompanying notes are an integral part of these statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                    Three months                    Nine months
                                                  ended November 30,             ended November 30,
                                               ------------------------       ------------------------
                                                 1996            1995            1996           1995
                                               --------        --------       ---------        -------
Revenue:
  Sales of homes                               $ 47,146        $ 30,754       $ 154,615        $90,094
  Sales of land and lots                          2,226           1,355           3,808          2,088
  Interest and other income                         804           1,449           2,045          2,932
                                               --------        --------       ---------        -------
                                                 50,176          33,558         160,468         95,114
                                               --------        --------       ---------        -------

Costs and expenses:
  Cost of homes                                  41,398          26,346         130,607         75,890
  Cost of land and lots                             607             946           1,830          1,416
  Selling, general and administrative             6,860           5,230          24,323         17,422
  Minority Interest                                 (15)            183            (149)           307
                                               --------        --------       ---------        -------
                                                 48,850          32,705         156,611         95,035

                                               --------        --------       ---------        -------
Income before income taxes                        1,326             853           3,857             79

Provision for income taxes                          386             303             524             28

                                               --------        --------       ---------        -------
NET INCOME                                     $    940        $    550       $   3,333        $    51
                                               ========        ========       =========        =======


Net income per common share:                   $   0.06        $   0.04       $    0.22        $  0.00
                                               ========        ========       =========        =======


Weighted average number of common shares         14,995          14,995          14,995         14,995
                                               ========        ========       =========        =======




        The accompanying notes are an integral part of these statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     For the nine months ended
                                                                            November 30,
                                                                     -------------------------
                                                                       1996             1995
                                                                     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  3,333         $     51
    Adjustments to reconcile net income to net
        cash used in operating activities:

        (Increase) decrease in restricted cash                           (128)             108
        Depreciation and amortization                                     842            1,022
        (Increase) in residential inventories                         (15,403)         (57,408)
        (Increase) decrease in receivables, prepaid
            expenses and other assets                                   4,565           (2,499)
        (Decrease) increase in accounts payable                        (9,061)          17,285
        (Decrease) in accrued liabilities                              (5,255)          (5,423)
                                                                     --------         --------
NET CASH USED IN OPERATING ACTIVITIES                                 (21,107)         (46,864)
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant, property and equipment, net                       (814)          (1,103)
    Decrease in investment in partnerships                              1,695               50
                                                                     --------         --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       881           (1,053)
                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in minority interest in joint ventures         (2,475)             308
    Borrowings from notes payable, net                                 16,278           31,224
                                                                     --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              13,803           31,532
                                                                     --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (6,423)         (16,385)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       13,850           22,401
                                                                     --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  7,427         $  6,016
                                                                     ========         ========




        The accompanying notes are an integral part of these statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 29, 1996 of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended November 30, 1996, are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

2.   Notes payable:

     Notes payable at November 30, 1996 and February 29, 1996, are summarized as follows (in thousands):

                                                    November 30,     February 29,
                                                        1996             1996
                                                    -----------------------------
Promissory notes collateralized by
   deeds of trust, including
   interest varying from 9.5 percent to
   prime plus 1.0 percent                              $ 3,671          $ 3,661

Notes payable to bank at bank's prime rate
   plus 1.0 percent, maturing December 31,
   1996                                                      0              241

Notes payable to banks, including
   interest varying from prime plus
   .5 percent to prime plus 2.5 percent,
   maturing between June 30, 1997 & March
   31, 1998 secured by certain real estate
   inventories on a non-recourse basis                  42,347           32,073

Notes payable to banks, including interest
   at prime plus 1.0 percent with terms of
   the commitment reducing commencing
   October 1, 1997 through March 31, 1998,
   secured by certain real estate
   inventories on a recourse basis                      32,098           25,454

Contingent promissory note payable to
previous owner of Clark Wilson secured by
Stock Pledge Agreement on a non-recourse
basis, under which the amounts due,
including interest at 8 percent, are fully
dependent on the performance of the entity
acquired
                                                         2,091            2,500
                                                       -------          -------
                                                       $80,207          $63,929
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

              As Of And For The Nine Months Ended November 30, 1996
                                 (In Thousands)
                                   (Unaudited)

                               Capital Pacific                                 Non-                                   Total
                                 Holdings, Inc.    Guarantors (1)     Guarantors (2)    Eliminations (4)       Consolidated
                               --------------------------------------------------------------------------------------------
BALANCE SHEET
Cash                                  $  4,993          $    882           $  1,552           $       0           $   7,427
Inventories                            161,745            43,300             37,552                                 242,597
Investment in Partnerships
   and subsidiaries (3)                 34,385               513                  0             (33,843)              1,055
Intercompany advances                   31,805                 0                  0             (31,805)                  0
Other                                   18,085             1,598              6,399              (7,833)             18,249
                               --------------------------------------------------------------------------------------------
    Total Assets                      $251,013          $ 46,293           $ 45,503           ($ 73,481)          $ 269,328
                               ============================================================================================

Accounts payable and
  accrued liabilities                 $ 12,555          $  6,373           $  4,238           ($  1,143)          $  22,023
Intercompany advances                        0            17,565             14,240             (31,805)                  0
Notes payable                          164,872             6,199              9,136                                 180,207
Minority interest                            0                 0                  0                 419                 419
Shareholders' equity                    73,586            16,156             17,889             (40,952)             66,679
                               --------------------------------------------------------------------------------------------
  Total Liabilities & Equity          $251,013          $ 46,293           $ 45,503           ($ 73,481)          $ 269,328
                               ============================================================================================

STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land             $ 66,540          $ 27,446           $ 64,437           $       0           $ 158,423
  Interest and other
    income, net                          1,052               169                618                 206               2,045
  Equity in income of
    partnerships and
    subsidiaries (3)                    10,665              (122)                 0             (10,543)                  0
                               --------------------------------------------------------------------------------------------
      Total Revenues                    78,257            27,493             65,055             (10,337)            160,468
                               --------------------------------------------------------------------------------------------
  Cost of homes and land                56,398            23,970             52,069                                 132,437
  Selling, general and
    administrative                      10,155             4,254              9,914              24,323
  Minority interest                          0                 0                  0                (149)               (149)
                               --------------------------------------------------------------------------------------------
  Income (loss) before
    provision (benefit) for
    income taxes                        11,704              (731)             3,072             (10,188)              3,857
  Provision (benefit) for
    income taxes                         1,468               259             (1,203)                                    524
                               --------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                   $ 10,236          ($   990)          $  4,275           ($ 10,188)          $   3,333
                               ============================================================================================

                               Capital Pacific                                 Non-                                   Total
                                 Holdings, Inc.    Guarantors (1)     Guarantors (2)    Eliminations (4)       Consolidated
                               --------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities                ($13,224)          ($6,122)           ($1,761)                 $0            ($21,107)
Net cash from (used in)
  investment activities                     80               801                  0                   0                 881
Net cash from (used in)
  financing activities                  12,103             3,456             (1,756)                  0              13,803
                               --------------------------------------------------------------------------------------------
Net increase (decrease)
  in cash                               (1,041)           (1,865)            (3,517)                  0              (6,423)
Cash - beginning of
  period                                 6,034             2,747              5,069                   0              13,850
                               --------------------------------------------------------------------------------------------
Cash - end of period                  $  4,993           $   882            $ 1,552                  $0            $  7,427
                               ============================================================================================

                   NOTES TO SUPPLEMENTAL GUARANTOR INFORMATION


(1) Guarantors are Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland Company, Inc., all wholly-owned subsidiaries of Capital Pacific Holdings, Inc.

(2)      The non-guarantors are:

         (a) The limited partnerships in which Peters Ranchland Company, Inc., is a general partner:

             -  Ranchland Alicante Development, L.P.
             -  Ranchland Montilla Development, L.P.
             -  Ranchland Fairway Estates Development, L.P.
             -  Ranchland Portola Development, L.P.
             -  Grand Coto Estates, L.P.

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

             -  Taos Estates, L.P.

         (d) The general partnership in which Capital Pacific Holdings, Inc., is a general partner:

             -  Peters Walnut Estates

         (e) The wholly-owned subsidiaries of Capital Pacific Holdings, Inc.:

             -  Newport Design Center
             -  Capital Pacific Communities, Inc.
             -  Capital Pacific Homes, Inc. (formerly known as
                  Durable Homes of California, Inc.)
             -  J.M. Peters Arizona, Inc. (expected to become a
                  guarantor in fiscal year 1997)
             -  Capital Pacific Mortgage, Inc. (expected to become a
                  guarantor in fiscal year 1997)
             -  Clark Wilson Homes, Inc. (expected to become a
                  guarantor in fiscal year 1997)
             -  Fairway Financial Company
             -  Parkland Estates Company, Inc. (expected to become a
                  guarantor in fiscal year 1997)
             -  J.M. Peters California, Inc. (expected to become a
                  guarantor in fiscal year 1997)
             -  J.M. Peters Homes of Arizona, Inc.

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
           FINANCIAL CONDITION.

                                    OVERVIEW

The Company experienced a successful third quarter of operations. Pre-tax net income for the quarter exceeded $1.3 million. Net earnings for the first nine months of fiscal 1997 have surpassed $3.3 million, making the first nine months of fiscal 1997 more profitable than the entire fiscal year 1996. Housing sales revenues increased 53.3% and closings increased 17% compared to the corresponding quarter of the previous year. These increases in key results are the consequence of improvements in existing operations and are not the results of newly acquired operations. While prior results should not be used to predict future performance, this quarter represents a continuation of a trend of improved performance from ongoing operations.

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

                              RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 1997 COMPARED WITH THE THIRD QUARTER OF FISCAL 1996:

The Company increased net income by $390 thousand to $940 thousand for the third quarter of fiscal 1997 compared to net income of $550 thousand for the third quarter of fiscal 1996, an increase of 70.9 percent. The increase is a result of increased closing volume and an increase in the average selling price of homes closed.

Revenues from housing sales for the third quarter of fiscal 1997 increased 53.3% from the corresponding period of fiscal 1996 to $47.1 million from $30.8 million. Home closings for the third quarter of fiscal 1997 increased
17% to 276 from 236 homes during the third quarter of fiscal 1996.
These amounts include closings of 7 homes in unconsolidated joint venture operations during the third quarter of fiscal 1997 compared to 30 homes during the third quarter of fiscal 1996. In addition to the increased closing activity, the Company's average sales price per unit increased to $175,300 for the third quarter of fiscal 1997 from $149,300 for the third quarter of fiscal 1996, a 17.4% increase.

The Company's increased closings resulted in an increase in cost of home sales for the three months ended November 30, 1996 to $41.4 million from $26.3 million for the three months ended November 30, 1995. Despite the increased volume, the Company's gross profit margin on home and lot closings remained flat at
14.9 percent during the third quarter of fiscal 1997 as compared to 15.0 percent during the third quarter of fiscal 1996.


The increase in Company activity resulted in an increase in selling, general and administrative expense of $1.6 million or 31.2% for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. As a percentage of housing revenue, selling, general and administrative expenses improved to 14.6% in the third quarter of fiscal 1997 compared to 17.0% for the corresponding quarter of fiscal 1996. This improvement is due to increased unit volume and the Company's cost containment efforts.

Minority interest income was $15 thousand for the third quarter of fiscal 1997 compared to an expense of $183 thousand for the third quarter of fiscal 1996. The change is due primarily to progress in completing consolidated joint venture projects.

The Company's net orders (homes contracted for sale, less cancellations) decreased by 7.6% to 244 in the third quarter of fiscal 1997 compared to 264 for the corresponding quarter of fiscal 1996. The Company's backlog (homes under contract but not closed) decreased by 23.9% to 418 homes at November 30, 1996 from 549 homes at November 30, 1995. The decreases in net orders and backlog result from the Company's efforts to stabilize the number of homes under construction. These efforts have had the effect of reducing the number of homes released for sale during the third quarter of fiscal 1997. In dollar terms, the decrease in backlog is expected to be considerably less than the decrease stated in terms of the number of homes.

FIRST NINE MONTHS OF FISCAL 1997 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 1996:

The Company increased net income by $3.2 million to $3.3 million for the nine months ended November 30, 1996, as compared to net income of $51 thousand for the nine months ended November 30, 1995.

Revenues from housing sales for the first nine months of fiscal 1997 increased by $64.5 million or 71.6% to $154.6 million from $90.1 million for the first nine months of fiscal 1996. Home closings for the first nine months of fiscal 1997 increased by 22% to 860 from 705 homes during the first nine months of fiscal 1996. These amounts include closings of 28 homes in unconsolidated joint ventures for the first nine months of fiscal 1997 compared to 62 homes closed for the first nine months of fiscal 1996. In addition to the increased closing activity, the Company's average sales price per home closing increased to $185,800 for the first nine months of fiscal 1997 from $140,100 for the first nine months of fiscal 1996, a 32.6% increase.

The Company's increased closings resulted in an increase in cost of sales for the first nine months of fiscal 1997 to $130.6 million from $75.9 million for the first nine months of fiscal 1996. The Company's increased average sales price contributed to a 1.9% increase in gross profit margin on homes and lots to 16.4% for the first nine months of fiscal 1997, from 16.1% for the first nine months of fiscal 1996.

Selling, general and administrative expense increased $6.9 million or 39.6% for the first nine months of fiscal 1997, as compared to the first nine months of fiscal 1996. As a percentage of housing revenue, selling, general and administrative expense improved to 15.7% for the first nine months of fiscal 1997 from 19.3% for the first nine months of fiscal 1996. This improvement is due to increased unit volume and the Company's cost containment efforts.

Minority interest income was $149 thousand for the first nine months of fiscal 1997 compared to an expense of $307 thousand for the first nine months of fiscal 1996. The change is the result of the Company's progress towards completing consolidated joint venture projects.

The Company has recorded an income tax provision of $524 thousand for the first nine months of fiscal 1997 on pre-tax income of $3.9 million. The provision reflects the net benefit from the usage of federal net operating loss carrybacks which generated a federal income tax refund for prior periods of $845 thousand. The Company also has available federal net operating loss carryforwards which can be used to reduce current and future taxable income. The Company will recognize any benefit from these carryforwards only at the time the carryforwards are actually utilized.

Interest incurred was $16.4 million for the first nine months of fiscal 1997 compared to $13.7 million for the first nine months of fiscal 1996. Interest included in cost of sales was $12.7 million for the first nine months of fiscal 1997 compared to $5.6 million for the first nine months of fiscal 1996.

The Company's net orders (homes contracted for sale, less cancellations) increased by 5.4% to 866 for the first nine months of fiscal 1997, as compared to 822 homes for the corresponding period of fiscal 1996.

The Company's unit/lot closings and revenues for the first nine months of fiscal 1997 are segregated by region as follows:

            Unit/lot Closings     Revenues
            -----------------     --------
California         253         $ 77.6 million
Texas              277           45.0 million
Nevada             242           31.9 million
Arizona            114           13.9 million
                   ---          -------------
                   886         $168.4 million

The unit/lot and revenue figures for California include 28 homes and $10.0 million in revenues on projects in unconsolidated joint ventures for the first nine months of fiscal 1997.

                               FINANCIAL CONDITION

As of November 30, 1996, the Company has in place three separate facilities (the "Facilities") with its principal bank lender as follows:

         - $25 million Non-Recourse Secured Acquisition and Development line of credit ("Non-Recourse A & D Line")

         - $40 million Recourse Secured Production line of credit ("Recourse Production Line")

         - $25 million Non-Recourse Secured Production line of credit ("Non-Recourse Production Line")

In addition, the Company has in place lines of credit in Nevada and Texas, as more fully described below.

A commitment fee is payable annually. Availability of funds under the Facilities are subject to certain bank and other requirements. At November 30, 1996, the Company had aggregate borrowings outstanding of $62.9 million under the Facilities.

The Facilities are secured by liens on various completed or under construction homes and lots held by the Company. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to consolidated net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At November 30, 1996, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of November 30, 1996, no such event of default has occurred.

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

For the nine months ended November 30, 1996, the Company closed the sale of 860 homes and 26 land lots. This amount includes 28 homes closed in unconsolidated joint ventures. At November 30, 1996, the Company had in excess of 500 homes under construction.

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

                               BALANCE SHEET ITEMS

Cash and cash equivalents decreased to $7.4 million at November 30, 1996 from $13.8 million at February 29, 1996 due to a reduction of trade accounts payable. The Company anticipates that the level of cash and financing available is sufficient to meet its needs in the near term.

Residential inventories increased from $227.0 million at February 29, 1996 to $242.6 million at November 30, 1996. The increase is due to the progress made on the over 500 residential homes under construction.

Notes payable have increased from $63.9 million at February 29, 1996 to $80.2 million at November 30, 1996, due principally to increased construction activity. Accounts payable and accrued liabilities have decreased to $22.0 million at November 30, 1996 from $36.3 million at February 29, 1996.

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



                                           CAPITAL PACIFIC HOLDINGS, INC.


Date:  January 10, 1997                    BY: /S/ DALE DOWERS
                                               ---------------------------------
                                               Dale Dowers, President and
                                               Chief Executive Officer




Date:  January 10, 1997                    BY:/S/ANTHONY M. LAUGHLIN
                                              ----------------------------------
                                               Anthony M. Laughlin, Vice
                                               President and Chief Financial
                                               Officer
                                               (Principal Financial Officer)