Form 10-Q/A
period 1996-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 1997-02-13
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A





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


Revenues from housing sales for the third quarter of fiscal 1997 increased 53.3% from the corresponding period of fiscal 1996 to $47.1 million from $30.8 million. Home closings for the third quarter of fiscal 1997 increased
9.7% to 259 from 236 homes during the third quarter of fiscal 1996.
These amounts include closings of 7 homes in unconsolidated joint venture operations during the third quarter of fiscal 1997 compared to 30 homes during the third quarter of fiscal 1996. In addition to the increased closing activity, the Company's average sales price per unit increased to $187,100 for the third quarter of fiscal 1997 from $149,300 for the third quarter of fiscal 1996, a 25.3% increase.


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


The Company's net orders (homes contracted for sale, less cancellations) decreased by 14% to 227 in the third quarter of fiscal 1997 compared to 264 for the corresponding quarter of fiscal 1996. The Company's backlog (homes under contract but not closed) decreased by 23.9% to 418 homes at November 30, 1996 from 549 homes at November 30, 1995. The decreases in net orders and backlog result from the Company's efforts to stabilize the number of homes under construction. These efforts have had the effect of reducing the number of homes released for sale during the third quarter of fiscal 1997. In dollar terms, the decrease in backlog is expected to be considerably less than the decrease stated in terms of the number of homes.


FIRST NINE MONTHS OF FISCAL 1997 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 1996:

The Company increased net income by $3.2 million to $3.3 million for the nine months ended November 30, 1996, as compared to net income of $51 thousand for the nine months ended November 30, 1995.


Revenues from housing sales for the first nine months of fiscal 1997 increased by $64.5 million or 71.6% to $154.6 million from $90.1 million for the first nine months of fiscal 1996. Home closings for the first nine months of fiscal 1997 increased by 19.6% to 843 from 705 homes during the first nine months of fiscal 1996. These amounts include closings of 28 homes in unconsolidated joint ventures for the first nine months of fiscal 1997 compared to 62 homes closed for the first nine months of fiscal 1996. In addition to the increased closing activity, the Company's average sales price per home closing increased to $189,700 for the first nine months of fiscal 1997 from $140,100 for the first nine months of fiscal 1996, a 35.4% increase.


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


The Company's net orders (homes contracted for sale, less cancellations) increased by 3.3% to 849 for the first nine months of fiscal 1997, as compared to 822 homes for the corresponding period of fiscal 1996.



The Company's unit/lot closings and revenues for the first nine months of fiscal 1997 are segregated by region as follows:

            Unit/lot Closings     Revenues
            -----------------     --------
California         253         $ 77.6 million
Texas              277           45.0 million
Nevada             225           31.9 million
Arizona            114           13.9 million
                   ---          -------------
                   869         $168.4 million

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


For the nine months ended November 30, 1996, the Company closed the sale of 843 homes and 26 land lots. This amount includes 28 homes closed in unconsolidated joint ventures. At November 30, 1996, the Company had in excess of 500 homes under construction.


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



                                           CAPITAL PACIFIC HOLDINGS, INC.


Date:  February 12, 1997                   BY: /S/ DALE DOWERS
                                               ---------------------------------
                                               Dale Dowers, President and
                                               Chief Executive Officer




Date:  February 12, 1997                   BY:/S/ MARQUIS L. CUMMINGS
                                              ----------------------------------
                                               Marquis L. Cummings, Vice
                                               President and Chief Financial
                                               Officer
                                               (Principal Financial Officer)