Form 10-K
period 1997-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1997-05-29
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997      COMMISSION FILE NUMBER: 0-15925

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        At May 27, 1997, the aggregate market value of the voting stock held by persons other than the directors, executive officers and principal shareholders filing Schedules 13D of the Registrant was $5,548,463 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its principal shareholders, directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

        At May 27, 1997, there were 14,995,000 shares of Common Stock outstanding.

        Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission no later than June 25, 1997.

                                     PART 1

ITEM 1. BUSINESS

GENERAL

        Capital Pacific Holdings, Inc., together with its subsidiaries, (the "Company") known until August, 1995 as J.M. Peters Company, Inc., is one of the leading single-family homebuilders in Southern California; Las Vegas, Nevada; Austin, Texas; and Phoenix, Arizona where it builds and sells homes targeted to entry level and move-up buyers. Since 1975, the Company has built and sold in excess of 10,000 homes in California, principally in Orange County, but also in the adjacent counties of Los Angeles, San Diego and Riverside. Since 1969, Durable Homes, Inc. ("Durable"), a wholly owned subsidiary that was acquired by the Company in 1993 (the "Durable Acquisition"), has built and sold in excess of 8,000 homes, principally in Las Vegas, but also in Laughlin, Nevada. Since 1992, Clark Wilson Homes, Inc. ("Clark Wilson"), a wholly owned subsidiary that was acquired by the Company in 1994 (the "Clark Wilson Acquisition"), has built and sold nearly 1,000 homes, principally in Austin, Texas. During the fiscal year ended February 28, 1997, the Company, (including unconsolidated joint ventures) closed 1,140 home and lot sales at an average home sales price of $192,655 (including 297 homes closed in California at an average sales price of $324,286, 299 homes closed in Nevada at an average sales price of $143,372, 346 homes closed in Texas at an average sales price of $162,732 and 171 homes in Arizona at an average sale price of $110,752).

        In August 1992, Capital Pacific Homes, Inc., a Delaware corporation, acquired control of the Company in a $47.25 million purchase (the "Acquisition") from the Resolution Trust Corporation ("RTC"). Capital Pacific Homes, Inc. was merged with and into the Company effective December 30, 1994.

        In August, 1995, the Company changed its name to Capital Pacific Holdings, Inc. and changed its stock ticker symbol on the American Stock Exchange ("AMEX") from "JMP" to "CPH." The Company continues to use the J.M. Peters Company, Inc. name in its marketing materials.

STRATEGY

        The Company's long-term strategy includes the following key elements:

               (1) Diversifying its geographic markets. The Company believes that geographic market diversification is a key element in achieving long-term stability and growth. By acquiring Durable and Clark Wilson and establishing a metropolitan Phoenix, Arizona operation, the Company has expanded its geographic reach beyond its Southern California markets. During the fiscal year ended February 28, 1997, over 50% of the Company's revenues were generated outside of the Company's Southern California operations. While the Company has no specific plans to expand outside the Nevada, Texas, Arizona and Southern California markets, it may consider expansion to other markets in the future.

               (2) Diversifying its product. The Company builds homes targeted for entry level buyers as well as move-up buyers so that it is able to deliver cost-effective homes to a broad segment of its potential customer base. Within Austin, Texas, Clark Wilson serves the entry level as well as move-up markets. The Phoenix, Arizona operations also serve the entry level and move-up markets. Within Nevada, Durable focuses on entry level and first time move-up markets. Through its J.M. Peters Nevada, Inc. ("JMPN") subsidiary, the Company offers higher-end products in Nevada. Within Southern California, the Company has products targeted toward first, second and third time move-up buyers, as well as the million dollar luxury market.

              (3) Enhancing the Company's capital base and sources of financial liquidity. The Company has diversified sources of financing and will continue to pursue new financing alternatives in the future. In May, 1994, the Company accessed the public debt capital markets through the sale of $100,000,000 of 12 3/4% Senior Notes ("Notes") including 790,000 warrants to purchase common stock (the "Offering"). The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital purposes. The Company also currently has a $40 million recourse and two $25 million non-recourse secured lines of credit with a bank to provide additional flexibility. Durable and Clark Wilson have established non-recourse construction lines of credit totaling $15.0 and $37.6 million, respectively. Subsequent to the end of fiscal year 1997, the Company's Arizona operation secured a $10.0 million non-recourse line of credit and Durable secured a $30.0 million non-recourse line of credit to replace the existing $15.0 million non-recourse line. The Company intends to maintain its traditional lending relationships as a source of liquidity to the extent permitted by the indenture (the "Indenture") to which the Notes are subject. The Company believes this financing strategy allows orderly growth and greater flexibility to react quickly to changing market conditions. The Company also utilizes joint ventures within its operations as a source of financing and risk management. The Company currently has two new joint ventures with IHP Investment Fund I, (an advisor to the State of California Public Employees Retirement System ("CalPERS")) and one with an institutional investor. The Company has successfully completed several projects and closed many homes utilizing this strategy in the past.

               (4) Controlling costs and maintaining operational efficiency. The Company has job cost, warranty tracking and construction scheduling systems and other quality controls to control costs and to reduce the effect of certain risks inherent in the home-building industry. These systems and controls enable the Company to improve and monitor its efficiencies.

               (5) Minimizing land and inventory risk. The Company carefully manages its land and inventory risk in a variety of ways. The Company monitors its supply of owned, optioned and controlled land to maintain an adequate pipeline of building lots in each of its markets while avoiding excess land holdings. The Company prefers to purchase entitled land, typically in parcels of only 50 to 250 lots, and makes use of options, seller financing and joint ventures, when available, to reduce its capital commitment and exposure to risks. "Entitled" land is generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, including any required tract maps and subdivision approvals. The Company generally tries to limit its speculative building by commencing construction only after some sales have been made and prefers to limit each construction phase to 10-15 units. The Company generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 48 month period in California, and in amounts sufficient to support home production and sales over an 18 to 36 month period in Nevada, Texas and Arizona.

GEOGRAPHIC MARKETS

        At February 28, 1997, the Company owned lots in various stages of development with respect to approximately 45 projects, including 17 projects located in the Orange, Los Angeles and Riverside Counties of Southern California, 9 projects located in Las Vegas, Nevada, 15 projects located in Austin, Texas and 4 projects located in Phoenix, Arizona. The Company is currently selling homes in 44 of these projects. The Company's homes currently range in size from 1,284 to 6,287 square feet in Southern California, from 1,110 to 3,342 square feet in Nevada, from 830 to 4,500 square feet in Texas and from 930 to 3,579 square feet in Arizona. The Company's homes are currently priced from $148,000 to $1,364,000 in Southern California, from $99,000 to $286,000 in Nevada, from $66,000 to $320,000 in Texas and from $72,000 to $300,000 in
Arizona. At February 28, 1997, the Company, including unconsolidated joint ventures, owned 2,087 building sites, including sites with finished homes or homes under construction (702 in California, 784 in Nevada, 454 in Texas and 147 in Arizona) and controlled an additional 1,240 building sites (158 in California, 419 in Nevada and 663 in Texas) through options and purchase contracts.

DEVELOPMENTS IN PROCESS--CALIFORNIA

        The following table sets forth certain information regarding projects under development in California during fiscal year 1997.


                                             HOMES         AVAILABLE FOR
                            UNITS     UNDER CONSTRUCTION      FUTURE
    NAME AND       TOTAL  REMAINING       AT 2/28/97       CONSTRUCTION     UNITS       AVG.
   LOCATION OF     UNITS     AT           ----------       ------------   CLOSED IN   PRICE OF    START OF
     PROJECT      PLANNED  2/28/97  SOLD   MODEL  SPEC(a)  SOLD  UNSOLD    FY 1997    HOMES(b)  CONSTRUCTION
     -------      -------  -------  ----   -----  -------  ----  ------    -------    --------  ------------

WHOLLY-OWNED:
The Courts
Palmia/Mission Viejo
Orange County         180      56     10     4       23      --       19       53   $164,000       FY95

Fullerton
Fullerton
Orange County         143      94      4     4       14      --       72       35    449,000       FY96

Newport Coast
Irvine
Orange County          37      37     --    --       --      --       37       --     N/A(c)       FY97

The Villas
Palmia/Mission Viejo
Orange County         171      64     23     5       18      --       18       57    214,000       FY96

Rancho Serrano
Temecula
Riverside County      120      16      1    --        4      --       11       17    228,500       FY94

Cozumel
La Quinta
Riverside County       86      64      2     5       11      --       46        5    446,000       FY94

Cayman
La Quinta
Riverside County       40      18      3     1        8      --        6        3    335,000       FY94

Antigua Custom Lots
La Quinta
Riverside County       73      45     --    --       --      --       45        4    165,000        N/A

Mulholland Park
Tarzana
Los Angeles County    162(d)  133     22     6        9      --       96       29  1,032,000       FY96

Mulholland Park
Custom Lots
Tarzana
Los Angeles County     11       3     --    --       --      --        3        4    400,000        N/A

Lake Hills
Corona
Riverside County       56       8      2    --        6      --       --       32    236,000       FY96

Vista Collection
Corona
Riverside County       53(e)   50     --     2        2      --       46        3    147,500       FY97

Harbor Ridge
San Clemente
Orange County         124(f)   80      1     4        7       4       64       32    319,000       FY96

Walnut Estates
Walnut
Los Angeles County     16      16     --    --       --      --       16       --    617,000       FY97

Calabasas - Carrera
Calabasas
Los Angeles County     66       3     --    --       --      --        3       --     N/A(g)        N/A
                       --       -     --    --       --      --       --       --

SUBTOTAL
  WHOLLY-OWNED      1,338     687     68    31      102       4      482      274
                    -----   -----     --    --      ---      --      ---      ---

JOINT VENTURES (h):

Harbor View
San Clemente
Orange County          92       1      1    --       --      --       --       24    329,000       FY95

Canyon Estates
Coto de Caza
Orange County          58      --     --    --       --      --       --        7    457,000       FY95

Grand Coto Estates
Coto de Caza
Orange County          93      93     --     3       --      --       90       --    625,000       FY98
                    -----   -----     --    --      ---     ---      ---     ----

SUBTOTAL JOINT
  VENTURES            243      94      1     3       --      --       90       31
                    -----   -----     --    --      ---      --      ---     ----
TOTALS              1,581     781     69    34      102       4      572      305
                    =====   =====     ==    ==      ===      ==      ===     ====

(a)     Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 28, 1997, and estimated average price for other projects.

(c) The design development process for this project is not sufficiently advanced to identify a specific average.

(d) Includes 51 lots which were transferred in fiscal year 1998 to a joint venture with an advisor to CalPERS.

(e) Includes 41 lots the Company had the right to acquire under an option contract with the seller. The rights under the option contract were sold by the Company to a third party in May 1997.

(f) Includes 38 lots the Company had the right to acquire under an option contract with the seller which lots were purchased in May, 1997.

(g) As of February 28, 1997, the Company has not finalized its plans for the remaining lots. As such, the average selling prices have not been established.

(h) In fiscal year 1998, the Company entered into a joint venture which purchased and plans to develop 79 homes on 132 acres of coastal bluff property in the city of Rancho Palos Verdes. The Company currently plans to start construction in fiscal year 1998.

DEVELOPMENTS IN PROCESS--NEVADA

        The following table sets forth certain information regarding projects under development in Nevada during fiscal year 1997.


                           UNITS            HOMES         AVAILABLE FOR
    NAME AND     TOTAL   REMAINING  UNDER CONSTRUCTION       FUTURE         UNITS      AVG.
   LOCATION OF   UNITS      AT          AT 2/28/97        CONSTRUCTION    CLOSED IN  PRICE OF   START OF
     PROJECT    PLANNED   2/28/97  SOLD   MODEL  SPEC(a)  SOLD   UNSOLD    FY 1997   HOMES(b)  CONSTRUCTION
     -------    -------   -------  ----   -----  -------  ----   ------    -------   --------  ------------

WHOLLY-OWNED:
White Cliffs
Las Vegas
Clark County        172        --    --     --      --      --        --       18    $107,000      FY94

The Falls at
Hidden Canyon
North Las Vegas
Clark County        241        27     5      6      16      --        --       91     111,000      FY95

Spinnaker Bay
Laughlin
Clark County        108        --    --     --      --      --        --        2     120,000      FY93

Country Meadows
Las Vegas
Clark County         99        37     2      3       6      11        15       43     125,000      FY96

Arbor Grove
Las Vegas
Clark County        165       165    11      4       5      --       145       --     120,000      FY98

Talon Pointe
Las Vegas
Clark County        111       111    --     --      --      --       111       --     N/A (g)      FY98

Kew Gardens
Las Vegas
Clark County         70(c)     70     9      3       3       2        53       --     255,000      FY97

Altezza
Las Vegas
Clark County        128(d)    115     1      3       8      --       103       13     263,000      FY96

Courtney Ranch
Las Vegas
Clark County        168       146     8      3      13       2       120       22     132,000      FY96

Palatine Hills
Las Vegas
Clark County        135(e)    116    12      4      14      --        86       19     220,000      FY96

Country Lane
Las Vegas
Clark County        228       152    12      3       4       1       132       45     126,000      FY95

Sequoia
Las Vegas
Clark County        181        --    --     --      --      --        --       29     122,000      FY95
                  -----       ---   ---    ---     ---     ---       ---     ----

SUBTOTAL
  WHOLLY-OWNED    1,806       939    60     29      69      16       765      282
                  -----     -----   ---     --      --      --       ---      ---

JOINT VENTURES:

Taos Estates(f)
Las Vegas
Clark County         91        --    --     --      --      --        --       17     276,000      FY94
                  -----      ----  ----   ----    ----    ----      ----      ---

SUBTOTAL JOINT
  VENTURES           91        --    --     --      --      --        --       17
                  -----       ---   ---     --      --     ---       ---      ---
TOTALS            1,897       939    60     29      69      16       765      299
                  =====       ===   ===     ==      ==     ===       ===      ===


(a)     Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 28, 1997, and estimated average price for other projects.

(c) Durable owns 35 lots in the Kew Gardens project, and holds options on 35 lots for the remainder of the project. There can be no assurance that the Company will actually acquire such lots within the option term.

(d) Durable purchased 69 lots in the Altezza project, and holds options on 59 lots for the remainder of the project. There can be no assurance that the Company will actually acquire such lots within the option term.

(e) Durable purchased 74 lots in the Palatine Hills project, and holds options on 61 lots for the remainder of the project. Durable purchased 6 of the optioned lots in March 1997. There can be no assurance that the Company will actually acquire such remaining lots within the option term.

(f)     JMPN and Durable are the general partners.

(g) The design development process for this project is not sufficiently advanced to identify a specific average.

DEVELOPMENTS IN PROCESS--TEXAS

        The following table sets forth certain information about projects under development in Texas as of February 28, 1997.

                          UNITS            HOMES          AVAILABLE FOR
NAME AND         TOTAL  REMAINING    UNDER CONSTRUCTION      FUTURE         UNITS       AVG.
LOCATION OF      UNITS     AT            AT 2/28/97     CONSTRUCTION(a),(b) CLOSED IN  PRICE OF  START OF
                                         ----------     -------------------
PROJECT         PLANNED   2/28/97   SOLD  MODEL  SPEC(c)  SOLD     UNSOLD   FY 1997  HOMES(d) CONSTRUCTION
-------         -------   -------   ----  -----  -------  ----     ------   -------  -------- ------------

WHOLLY-OWNED
Cat Hollow
Round Rock
Williamson County  226       97       9      1       2     13         72        52    $155,000     FY94

Circle C Ranch
Austin
Travis County      150       46       6      1       1      6         32        24     155,000     FY93

Cypress Creek
Cedar Park
Williamson County   70       16       3     --       2      4          7        25     145,000     FY94

North Park
Pflugerville
Travis County       86       --      --     --      --     --         --         2     125,000     FY93

Ranch at Cypress
Cedar Park
Williamson County  102       34       7      1       2      3         21        26     145,000     FY94

Springbrook
Round Rock
Travis County      389      166      11      2       4      9        140        73     145,000     FY96

Lake Pointe North
Austin
Travis County       46       24       3      1      --      1         19        19     210,000     FY96

The Settlement
Round Rock
Williamson County   35        1      --     --       1     --         --        12     116,000     FY94

Travis Country
Austin
Travis County      286      213      10      1       6     10        186        67     175,000     FY96

Onion Creek
Austin
Travis County       54       43       3      1       3      4         32        11     250,000     FY96

Lake Point South
Austin
Travis County       34        7       2     --       3     --          2        19     185,000     FY96

Wildflower
Austin
Travis County      167      167      --     --      --     22        145        --      80,000     FY97

Lake Point 50
Austin
Travis County      169      169       5      2      --      9        153        --     160,000     FY96

Lake Point 60
Austin
Travis County       18       17      --     --      --      3         14         1     185,000     FY96

Lake Point 70
Austin
Travis County       40       40      --     --      --      7         33        --     210,000     FY96

Lake Point 80
Austin
Travis County       20       20       1     --      --     --         19        --     250,000     FY96

Meadows of Brushy Creek
Round Rock
Williamson County   68       54       3     --       3      4         44        14     180,000     FY96

Other Projects       4        3      --     --       1     --          2         1      N/A(e)      N/A
                     -        -      --     --       -     --          -         -      ---         ---

TOTALS           1,964    1,117      63     10      28     95        921       346
                 =====    =====      ==     ==      ==     ==        ===       ===

(a) All projects listed include lot option contracts executed by Clark Wilson for future lot takedowns.

(b) The total Available for Future Construction includes lots under the control of Clark Wilson and lots actually owned by Clark Wilson.

(c)     Speculative units are unsold homes under construction.

(d) Represents average price of homes closed for projects with units for sale on February 28, 1997, and estimated average price for other projects.

(e) As of February 28, 1997, the Company has not finalized its plans for the remaining lots. As such, average selling prices have not been established.

DEVELOPMENTS IN PROCESS--ARIZONA

        The following table sets forth certain information about projects under development in Arizona during fiscal year 1997.

                          UNITS            HOMES          AVAILABLE FOR
    NAME AND    TOTAL   REMAINING   UNDER CONSTRUCTION        FUTURE        UNITS      AVG.
   LOCATION OF  UNITS      AT           AT 2/28/97        CONSTRUCTION    CLOSED IN  PRICE OF   START OF
     PROJECT   PLANNED   2/28/97  SOLD    MODEL  SPEC(a)  SOLD   UNSOLD    FY 1997   HOMES(b)  CONSTRUCTION
     -------   -------   -------  ----    -----  -------  ----   ------    -------   --------  ------------
WHOLLY-OWNED:
Wildflower
Chandler
Maricopa County     132        4     1      --       3      --       --        95    $117,500      FY96

San Marcos
Chandler
Maricopa County      79       77    12       3      25      --       37         2     147,000      FY97

Ambrosia at Amberlea
Phoenix
Maricopa County     101       30     2       3      13      --       12        61      81,000      FY96

Scottsdale Vista Estates
Scottsdale
Maricopa County      54       36     5      --      --      --       31        13     290,000      FY96
                    ---      ---    --      --      --      --      ---        --

TOTALS              366      147    20       6      41      --       80       171
                    ===      ===    ==      ==      ==      ==      ===       ===


(a)     Speculative units are unsold homes under construction.

(b) Represents average price of homes closed for projects with units for sale on February 28 1997, and estimated average price for other projects.



JOINT VENTURES

        The Company conducts its home-building operations as either wholly-owned projects or through joint ventures in which the joint venture partner typically provides more than a majority of the capital and/or financing required for the project. The Company has utilized joint ventures in order to increase access to sources of capital, financing and quality sites. The Company expects to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company.

        At February 28, 1997, the Company's joint ventures were as follows:


GENERAL PARTNER/PROJECT NAME                                                                        UNITS
----------------------------                                     TOTAL UNITS    UNITS CLOSED      REMAINING
                                                                   PLANNED         IN FY97       AT 2/28/97
                                                                   -------         -------       ----------
CAPITAL PACIFIC HOLDINGS, INC.
  JMP Harbor View--Orange County                                      92              24               1
  JMP Canyon Estates--Orange County                                   58               7               0
                                                                     ---             ---             ---
        Sub-total                                                    150              31               1
PETERS RANCHLAND COMPANY, INC.
  Grand Coto Estates--Orange County (a)                               93               0              93
                                                                     ---             ---             ---
J.M. PETERS NEVADA, INC./DURABLE HOMES, INC.(b)
  Taos Estates--Las Vegas                                             91              17               0
                                                                     ---              --              --
TOTALS                                                               334              48              94
                                                                     ===             ===             ===

(a) The Company entered into one new joint venture, with a CalPERS advisor, for the development of 93 homes in Coto de Caza, California in fiscal year 1997.

(b)     JMPN and Durable are co-general partners in Taos Estates, L.P.

        In fiscal year 1998, the Company entered into a new joint venture which purchased and plans to develop 79 homes on 132 acres of coastal bluff property in the city of Rancho Palos Verdes, California. The Company currently plans to start construction in fiscal year 1998. In fiscal year 1998, the Company established a joint venture with an advisor to CalPERS to develop 51 lots in the Company's Mulholland Park Project, previously owned solely by the Company.

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

        The following table sets forth the estimated number of lots owned, under option and controlled as of February 28, 1997:


                                                     ESTIMATED NUMBER OF HOUSING UNITS THAT COULD BE
                                                CONSTRUCTED ON LAND CONTROLLED AS OF FEBRUARY 28, 1997(a)
                                                ---------------------------------------------------------
                                                                     UNDER
        REGION                                     OWNED           OPTION(b)     CONTROLLED(c)      TOTAL
        ------                                     -----           ---------     -------------      -----

Southern California                                   497              79              79             655
Nevada                                                626             155             264           1,045
Texas                                                 353             663              --           1,016
Arizona                                                80              --              --              80
                                                    -----             ---             ---            ----
TOTAL                                               1,556             897             343           2,796
                                                    =====             ===             ===           =====


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

        The Company typically considers numerous factors when analyzing the suitability of land for acquisition and development including, but not limited to: proximity to existing developed areas; population growth patterns; availability of existing community services (i.e., utilities, schools and transportation); employment growth rates; anticipated absorption rates for new housing; and the estimated cost of development.

        The Company tries to avoid speculative building by constraining project phase sizes, and entitlement risks by acquiring entitled land and acquiring lots through the use of options, development agreements and joint ventures with lot owners, when appropriate. Additionally, by forming strategic alliances with partners, the Company has been able to obtain access to additional capital and construction financing to spread project risk, which allows the Company to minimize the risk of holding property and to preserve its capital. To date, the Company's alliances have been conducted through joint ventures.

PRODUCT DESIGN

        The Company has received numerous industry design awards for its homes and developments. The Company's homes are noted for their innovative design, attention to detail and quality construction. Most recently, three of the Company's Mulholland Park homes won three out of 25 awards for national design, as chosen by the American Institute of Architects. By emphasizing the right product designs, the Company has also been able to build brand loyalty while attempting to reduce warranty costs. In many markets, resales of the Company's homes include the Company's name as a sign of quality construction and design.

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

        The Company creates architectural variety within its projects by offering numerous models, floorplans, and exterior styles in an effort to enhance home values by creating diversified neighborhood looks within its projects. Generally, the Company selects the exterior finishes of its homes. The Company offers homebuyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers through the Company's wholly owned subsidiary, Newport Design Center ("Newport Design") or through the homebuyer's own consultants.

DEVELOPMENT AND CONSTRUCTION

        The Company acts as the general contractor for the construction of its projects. Virtually all construction work for the Company is performed by subcontractors. The Company's consultants and employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding on a project by project basis. The Company has established relationships with a large number of subcontractors and is not dependent to any material degree upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.

        The Company typically develops its projects in several phases generally averaging approximately 10-15 homes per phase. From market studies, the Company determines the number of homes to be built in the first phase, the appropriate price range for the market and other factors. The first phase of home construction is typically small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes. Subsequent phases are generally not started until 50% to 75% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate market data which, along with information such as time of year, the local labor situation and the availability of materials and supplies, enables the Company to determine the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the above factors, the Company typically completes construction of a phase within one of its California developments in approximately six to eight months for larger homes and four to five months for smaller homes and within its Nevada, Texas and Arizona developments within three to four months.

SALES AND MARKETING

        The Company typically builds, furnishes and landscapes model homes for each project and maintains on-site sales offices, which are usually open seven days a week. Management believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes generally are not permitted, but homebuyers may select various optional construction and design amenities.

        The Company normally sells all of its homes through Company sales representatives who typically work from the sales offices located either at the model homes or at sales centers used in each subdivision. When appropriate, the Company also uses community, regional and cooperative brokers to sell its homes. Company representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes, and to assist them with the selection of options and upgrades. Sales representatives attend periodic meetings at which they are provided with information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans.

        The Company generally opens on-site sales offices before the construction of the model homes are completed. These on-site sales offices are utilized as temporary sales centers to commence the sales process to potential customers. Potential homebuyers may reserve a home by submitting a refundable deposit (a reservation fee) usually ranging from $500 to $20,000 and executing a reservation document. The Company then conducts preliminary research concerning the credit status of the potential homebuyer in order to "pre-qualify" the homebuyer. Once the prospective homebuyer has been "pre-qualified" and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must then convert the reservation fee to an "earnest money deposit" and complete a purchase contract for the purchase of their home. The Company attempts to keep its contract cancellation rate low by attempting to pre-qualify prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process. When home purchase contracts are canceled, damages are usually limited to a percentage of the purchase price of the home and may be less pursuant to applicable law or to the terms of the purchase contract. The Company generally determines whether to seek to obtain such damages on a case-by-case basis. When home purchase contracts are canceled, the Company is usually able to identify alternate homebuyers.

        The Company makes extensive use of advertising and promotional resources, including newspaper, radio, television and magazine advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its projects. Because the Company usually offers multiple projects within a market area, it is able to utilize regional advertising that highlights all of the Company's projects within that same market area. All advertising materials and brochures are designed in-house through the Company's advertising department.

        The Company has established a highly sophisticated website on the Internet. The website address is http://www.cph-inc.com. The Company utilizes the Internet through its website address to augment its advertising and promotional activities. The website receives an average of 40,000 "hits" per month. To the Company's knowledge, it is the only homebuilder with virtual reality houses on its website.

        The Company provides flooring and other amenities and upgrades to its homebuyers in California through its wholly-owned subsidiary, Newport Design, and through its other design centers in Nevada and Texas.



BACKLOG AND INVENTORY

        The Company typically pre-sells homes prior to and during construction through purchase contracts requiring earnest money deposits or reservations requiring reservation fees. Generally reservation fees are refundable, but contracts are not cancelable unless the customer is unable to sell their existing home, qualify for financing or under certain other circumstances. A home sale is placed in backlog status upon execution of such a contract or reservation and receipt of an earnest money deposit or reservation fee and is removed when such contracts or reservations are canceled as described above or the home purchase escrow is closed. At February 28, 1997, the Company had a backlog in California of 98 homes with an aggregate sales value of $51.9 million, compared to a backlog of 140 homes with an aggregate sales value of $43.2 million at February 29, 1996. At February 28, 1997, the Company had a total backlog in Nevada of 78 homes with an aggregate sales value of $12.6 million, compared to a backlog of 64 homes with an aggregate sales value of $8.9 million at February 29, 1996. At February 28, 1997, the Company had a total backlog in Texas of 159 homes with an aggregate sales value of $24.4 million, compared to a backlog of 165 homes with an aggregate sales value of $26.2 million at February 29, 1996. At February 28, 1997, the Company had a backlog in Arizona of 31 units with an aggregate sales value of $4.4 million, compared to a backlog of 71 units with an aggregate sales value of $8.6 million at February 29, 1996.

        The following table shows net new orders (sales made less cancellations and credit rejections), homes closed and ending backlog relating to sales of the Company's homes and homes under contract or reservation for each quarter since the beginning of fiscal year 1996. Management believes that the Company's backlog at any given time is a good indicator of the number of units that will be closed in the four months following such date:

                                                                                      ENDING BACKLOG
                                                          NET NEW       HOMES        --------------
                                                          ORDERS       CLOSED        UNITS       ($000s)
                                                          ------       ------        -----       -------

Fiscal Year 1997
  1st Quarter                                               376          252          564       $119,963
  2nd Quarter                                               240          332          472         93,694
  3rd Quarter                                               225          279          418         88,628
  4th Quarter                                               198          250          366         93,246
                                                            ---          ---
        Total Fiscal Year 1997                            1,039        1,113
                                                          =====        =====

Fiscal Year 1996
  1st Quarter                                               324          245          511       $130,586
  2nd Quarter                                               234          224          521        130,266
  3rd Quarter                                               264          236          549        123,782
  4th Quarter                                               360          469          438         86,899
                                                            ---          ---
        Total Fiscal Year 1996                            1,182        1,174
                                                          =====        =====

MORTGAGE COMPANY

        The Company established mortgage operations in California through its wholly owned subsidiary Capital Pacific Mortgage, Inc. during fiscal year 1996. The Company offers mortgage broker services to certain of its homebuyers through Capital Pacific Mortgage, Inc. The Company also offers mortgage broker services to certain of its Texas homebuyers through Fairway Financial Company, established in fiscal year 1995.

HOMEOWNER WARRANTY

        The Company provides homeowners with a limited warranty on the terms of which the Company will correct for a limited period deficiencies listed in the homeowner warranty manual. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). The Company also provides certain Nevada and Texas homebuyers with policies issued by third-parties that extend protection beyond the Company's warranty period. Statutory requirements in the states in which the Company does business may grant to homebuyers rights in addition to those provided by the Company.

COMPETITION

        The home-building industry is highly competitive. In each of the markets in which it operates, the Company competes in terms of location, design, quality and price with numerous other residential builders, including large national and regional firms, some of which have greater financial resources than the Company. As the Company enters and until it develops a reputation in a new market area, the Company can expect to face even more significant competitive pressures. In certain markets, the Company may from time to time engage in redesigns of product and/or make changes in existing model homes to make the Company's product more competitive. Such redesigns and/or changes may cause the Company to incur additional expenses and/or to write-off previous investments in such design or model homes.

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

EMPLOYEES

        As of April 30, 1997, the Company employed 217 persons full-time, compared to 288 persons at April 30, 1996. Of these, 18 were in executive positions, 51 were engaged in sales activities, 111 in project management activities and 37 in administrative and clerical activities. None of the Company's employees is represented by a union and the Company considers its employee relationships to be good.

RAW MATERIALS

        All of the raw materials and most of the components used in the Company's business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of houses started could cause shortages in the availability of such materials, thereby leading to delays in the delivery of homes under construction. In addition, increases in the price of lumber and other materials have a negative impact on margins. In order to maintain its quality standards while providing a product at good value, the Company has used and will under appropriate market circumstances consider the further use of alternative materials, such as metal studs and framing in some of its projects. The Company has established steel framing operations in Las Vegas, Nevada to explore new production methods.

POTENTIAL TRANSACTIONS; SUBSEQUENT EVENTS

        During September 1996 through January 1997, the Company engaged in negotiations with a potential institutional investor over possible equity contributions and joint venture financing for the Company. These negotiations were terminated in January 1997. As a result of these negotiations, the Company incurred increased general and administrative expenses which adversely affected profitability. The negotiations and the expectations of the Company that a transaction would be concluded prior to the fiscal year 1997 year-end delayed plans for additional joint venture or other alternate financing and resulted in use of the Company's bank lines to approximately the limits imposed by the Indenture. The cumulative effect strained Company cash flows, slowed production and caused delays in paying subcontractors. This resulted in fewer closings to offset increased interest costs and increased general and administrative costs. With the termination of the negotiations, the Company has addressed these issues by entering into two new joint ventures (see "Joint Ventures" above), negotiating a new line of credit for its Arizona and Nevada operations (see "Liquidity and Capital Resources" below) and decreasing its accounts payable from $21.4 million at year end to approximately $4 million as of May 27, 1997.

        On May 5, 1997, the Company announced that it had retained Morgan Stanley & Co., Inc. to advise the Company on ways to enhance shareholder value. Morgan Stanley will provide advice and assistance in connection with a possible sale, business combination or acquisition transactions involving some or all of the assets or equity of the Company. There can be no assurance that Morgan Stanley's retention will lead to a transaction, or that any such transaction will in fact enhance shareholder value.

ITEM 2.  PROPERTIES

        The Company owns two office facilities and leases other facilities in California, Nevada, Texas and Arizona. The Company owns its principal offices, which are located at 4100 MacArthur Blvd., Suite 200, Newport Beach, California 92660, where the Company occupies approximately 20,000 out of a total 45,000 square feet of space available. The majority of the remaining office space is leased to third parties.

        Durable owns a 19,800 square foot office building in Las Vegas, Nevada. Approximately 10,000 square feet are used as the principal offices of Durable and JMPN. The majority of the remaining office space is leased to third parties.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved in routine claims and litigation arising in the ordinary course of its business. The legal responsibility and financial impact with respect to such litigation cannot be presently ascertained.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

        The Company's Common Stock is traded on the American Stock Exchange
(AMEX) under the Symbol "CPH." The following table sets forth the quarterly high and low sales prices for the Common Stock for the periods indicated.


FISCAL 1997                                       HIGH               LOW
-----------                                       ----               ---

Fourth Quarter                                    3.25               2.63
Third Quarter                                     2.88               2.13
Second Quarter                                    3.88               2.44
First Quarter                                     3.94               3.19

FISCAL 1996
-----------

Fourth Quarter                                    4.38               2.13
Third Quarter                                     3.25               2.25
Second Quarter                                    3.44               2.00
First Quarter                                     2.81               2.00


        Subject to Indenture and loan agreement covenants, payment of dividends is within the discretion of the Company's Board of Directors and holders of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. The Company has no present intention to pay dividends, but rather intends to retain any earnings. The covenants in the Indenture have restrictions on permissible dividend payments by the Company. There can be no assurance that such limit may not become more restrictive as the result of any future losses of the Company. During the last three years, no dividends have been paid.

        On April 30, 1997, the Company had approximately 1,000 beneficial holders of its Common Stock.

ITEM  6.  SELECTED FINANCIAL DATA.

        The following selected consolidated financial information of the Company is presented for the fiscal years ended February 28, 1997, February 29, 1996, February 28, 1995, February 28, 1994 and February 28, 1993. The selected financial information and other data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior years balances to conform to the current year presentation.

                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)
                                                              LAST DAY OF FEBRUARY
                                                              --------------------
                                            1993         1994         1995          1996         1997
                                            ----         ----         ----          ----         ----

INCOME STATEMENT DATA:
Total revenues(1)                          $ 75,702      $91,066     $143,089     $169,018      $212,415
                                           --------      -------     --------     --------      --------
Cost and expenses:
  Cost of homes and land                     68,257       73,348      112,152      138,707       174,142
  Adjustments to carrying value
    of real estate projects and
    investments in partnerships              75,476           --           --           --
Interest expense                              8,538          418           --           --
  Provision for litigation
    judgment                                     --           --        1,950           --
  Selling, general and
    administrative                            9,764       12,322       22,314       26,126       34,404
                                           --------      -------     --------     --------       ------
        Total costs and expenses            162,035       86,088      136,416      164,833        3,869
                                           --------      -------     --------     --------       ------
Minority interest                                --        4,332        5,883        1,080         (192)
                                           --------      -------     --------     --------       ------
Income (loss) before income taxes
  and extraordinary items                   (86,333)         646          790        3,105        4,061
Income tax (benefit) expense                 (1,792)          --          216          503          539
                                           --------      -------     --------     --------       ------
Income (loss) before extraordinary
  items                                     (84,541)         646          574        2,602        3,522
Extraordinary items:
  Extraordinary gain for debt
    retired at less than face
    value, net of taxes                          --        4,268        3,075          --          --
                                           --------      -------     --------   ----------       ------
Net income (loss)                          $(84,541)     $ 4,914     $  3,649   $    2,602       $3,522
                                           ========      =======     ========   ==========       ======
Net income (loss) per common share:
Before extraordinary items                 $  (6.05)     $   .04     $    .04   $      .17       $  .23
Extraordinary items                              --          .30          .20           --           --
                                           --------      -------     --------   ----------       ------

Net income (loss) per share(2)             $  (6.05)     $   .34     $    .24   $      .17       $  .23
                                           ========      =======     ========   ==========       ======



                                                           AT THE LAST DAY OF FEBRUARY
                                                           ---------------------------
                                             1993         1994         1995         1996         1997
                                             ----         ----         ----         ----         ----

BALANCE SHEET DATA:
Real estate projects                        $99,636     $105,696     $167,807     $227,194     $233,562
Total assets                                115,551      121,954      215,175      266,508      271,918
Notes payable                                38,433       34,709       29,391       63,929       73,474
Senior Unsecured Notes Payable                   --           --      100,000      100,000      100,000
Due to parent                                 1,702           --           --           --           --
Stockholders' equity                         48,015       55,594       60,744       63,346       66,868
OPERATING DATA (in units):
Homes closed                                    115          404          824(3)     1,174        1,113
Homes contracted for                            126          478          835(4)     1,182        1,039
Homes in backlog                                 92          305          432          438          366

-----------------
(1)     Total revenues excluding unconsolidated joint ventures.

(2) The weighted average number of shares outstanding is 14,995,000 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, 14,488,000 for the year ended February 28, 1994 and 13,980,000 for the year ended February 28, 1993.

(3) Excludes homes closed by Clark Wilson for the six month period prior to the Clark Wilson Acquisition.

(4) Excludes 116 homes in Clark Wilson's backlog at August 31, 1994 (prior to the Clark Wilson acquisition).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, availability to homebuilders of financing for acquisitions, development and construction, availability to homebuyers for permanent mortgages, interest rate levels and the demand for housing; supply levels of land, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory and weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

RESULTS OF OPERATIONS--GENERAL

FISCAL YEAR 1997 (YEAR ENDED FEBRUARY 28, 1997) COMPARED TO FISCAL YEAR 1996 (YEAR ENDED FEBRUARY 29, 1996)

        Net Income. The Company recorded net income of $0.9 million in fiscal year 1997 or $0.23 per share, compared to net income of $2.6 million, or $0.17 per share, for fiscal year 1996. These results were due to the factors described below.

        Revenues from Sales of Homes. Total revenues including unconsolidated joint ventures were $218.7 million for fiscal 1997 compared to $208.4 million for fiscal 1996. Revenues from housing sales for fiscal year 1997 increased by 26.9% to $207.9 million from $163.8 million in fiscal year 1996; the revenues figures for housing sales for fiscal year 1997 and fiscal year 1996 do not include closings from the unconsolidated joint ventures. This revenue increase was due to an increase in the average sales price during the fiscal year. Home closings for fiscal year 1997 were 1,113 (which includes 31 homes closed in unconsolidated joint ventures) compared to 1,174 homes (which includes 115 homes closed in unconsolidated joint ventures) for fiscal year 1996, a decrease of 61 homes which, nevertheless, resulted in an increase in total revenue.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 1997 of $33 million increased $6.9 million over fiscal year 1996. This increase was primarily due to the increased number of projects being marketed in California and Texas.

        Minority Interest. Minority interest expense for fiscal 1997 of $198 thousand decreased $902 thousand from fiscal 1996. This decrease was due to a reduced number of consolidated joint venture home closings in fiscal year 1997. For fiscal 1997, consolidated joint venture closings totaled 17 units versus the 75 units closed in fiscal 1996.

        Backlog. During the fiscal year ended February 28, 1997, the Company recorded 1,039 net orders (home sales contracted for less cancellations), which was 143 homes lower than fiscal year 1996. The Company had $93.2 million in its backlog (homes under contract but not closed) at February 28, 1997, which was an increase of $6.3 million over the Company's backlog at February 29, 1996. The Company had 366 homes in its backlog at February 28, 1997, which was a decrease of 74 homes over the Company's backlog at February 29, 1996. As of April 30, 1997, the Company had $106.3 million consisting of 438 homes in its backlog.


FISCAL YEAR 1996 (YEAR ENDED FEBRUARY 29, 1996) COMPARED TO FISCAL YEAR 1995 (YEAR ENDED FEBRUARY 28, 1995)

        General. The results of operations of the Company for the fiscal year ended February 28, 1995, do not include the full year of Clark Wilson's results of operations due to the fact that the Clark Wilson Acquisition did not occur until the start of the third quarter of fiscal year 1995.

        Net Income. The Company recorded net income of $2.6 million in fiscal year 1996, or $0.17 per share, compared to a net income after extraordinary items of $3.6 million, or $0.24 per share, for fiscal year 1995. Fiscal year 1995 net income of $3.6 million includes $3.1 million (net of tax), or $0.20 per share, extraordinary gain due to the resolution of project financing at less than the face amount of the debt. There was no extraordinary gain in fiscal year 1996. These results were due to the factors discussed below.

        Revenues from Sales of Homes. Revenues from housing sales for fiscal year 1996 of $163.8 million increased $24.7 million, or 17.7%, from fiscal year 1995. This increase was due to a greater number of home closings during the fiscal year. Home closings for fiscal year 1996 were 1,174 (which includes 115 homes closed in unconsolidated joint ventures) compared to 824 homes (which includes 3 homes closed in unconsolidated joint ventures) for fiscal year 1995, an increase of 350 homes. This increased activity was primarily due to increased closings in California, and a full year of Clark Wilson activity compared to six months of Clark Wilson activity in the prior fiscal year. The revenues figures for fiscal year 1996 and fiscal year 1995 do not include closings from the unconsolidated joint ventures. Total revenues from unconsolidated joint ventures were $44.6 million for fiscal 1996 compared to $900 thousand for fiscal 1995. Had these closings been included in the fiscal year 1996 and fiscal year 1995 revenue figures, fiscal year 1996 revenues from home closings would be $208.4 million, reflecting an increase of $68.4 million in revenues, or an increase of 48.8%, from fiscal year 1995 revenues of $140 million.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 1996 of $26.1 million increased $3.8 million over fiscal year 1995. This increase was due to the increased closings and number of projects being marketed in California and a full year of Clark Wilson activity (compared to a half year in fiscal 1995).

        Minority Interest. Minority interest expense for fiscal year 1996 of $1.1 million decreased $4.8 million from fiscal year 1995. This decrease was due to a reduced number of joint venture home closings in fiscal year 1996. For fiscal year 1996, joint venture closings totaled 75 units versus the 264 units closed in fiscal year 1995.

        Backlog. During the fiscal year ended February 29, 1996, the Company recorded 1,182 net orders (home sales contracted for less cancellations), which was 347 homes higher than fiscal year 1995. The Company had 438 homes in its backlog (homes under contract but not closed) at February 29, 1996, which was an increase of 6 homes over the Company's backlog at February 28, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal cash requirements are for the acquisition, development, construction, marketing and overhead of its projects. The need to stage the acquisition and use of raw materials such as land and finished lots and the need, on certain projects, to construct community facilities ahead of the start of home construction requires homebuilders such as the Company to commit working capital for longer periods than many traditional manufacturing companies. When building inventory, the Company uses substantial amounts of cash that are generally obtained from borrowings, available cash flow from operations and partners' contributions to joint ventures.

        The Company has principally used secured recourse and non-recourse bank financing, bond financing and financing provided by an advisor to CalPERS and other joint venture partners for overhead, acquisition, development and construction financing for individual projects or phases of projects.

        In May, 1994 the Company completed the sale of $100,000,000 of 12 3/4% Senior Notes including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The proceeds are projected to provide sufficient available liquidity, when combined with additional financing permitted under the Indenture, joint ventures and cash flow from operations, to fund the Company's current and projected acquisition, development and construction activities.

         As of February 28, 1997, the Company had a $40 million recourse and two $25 million non-recourse secured lines of credit with a bank. The terms of the various credit facilities expire on dates ranging from October 1, 1997, through March 31, 1999. The Company is currently negotiating extensions to all facilities due within one year. The facilities are secured by liens on various completed or under construction homes and/or lots held by the Company. The credit agreements contain certain covenants, including covenants that require the Company to comply with certain operating and reporting requirements and maintain certain financial levels and ratios. The credit agreements also define certain events that constitute events of default. The bank is entitled to payments out of the proceeds of its collateral prior to any holders of unsecured indebtedness, including the Notes.

        Durable and Clark Wilson also have non-recourse lines of credit to facilitate construction activity. Durable has (subsequent to the end of fiscal year 1997) secured a $30.0 million non-recourse line of credit to replace its existing $15.0 million non-recourse line. Borrowings under this facility bear interest at prime plus one and one-quarter percent. Clark Wilson has secured several non-recourse lines of credit in the aggregate amount of $37.5 million. The term of the commitments under these facilities will expire from May 31, 1997 through July 19, 1998. Borrowings under these facilities bear interest from prime plus one-half percent to prime plus one percent. Clark Wilson is currently negotiating extensions on all facilities due within one year. Subsequent to February 28, 1997, the Company's Arizona operation secured a $10.0 million non-recourse line of credit.

        The Indenture contains restrictions on the incurring of indebtedness which affect the availability of these bank facilities based on various measures of the financial performance of the Company. Subject to such restrictions, the bank facilities will be available to augment cash flow from operations, joint venture funds and the proceeds of the Offering to fund the Company's operations.

                           COMPANY CREDIT FACILITIES
                                  ($ Millions)


                          Amount                          Amount
Borrower         As of February 28, 1997            As of May 28, 1997
--------         -----------------------            ------------------

Company             $ 40.0 recourse                 $ 40.0 recourse
Company               25.0 non-recourse               25.0 non-recourse
Company               25.0 non-recourse               25.0 non-recourse
Clark Wilson          37.5 non-recourse               37.5 non-recourse
Durable               15.0 non-recourse               30.0 non-recourse
Arizona                --                             10.0 non-recourse
                    ------                          ------
TOTAL               $142.5                          $167.5
                    ======                          ======

INTEREST RATES AND INFLATION

        The long-term impact of inflation on the Company is manifested in increased land prices, land development, construction and overhead costs balanced by increased sales prices.

        The Company generally contracts for land significantly before development and sales efforts begin and, accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect the Company's profits. Since the sales prices of homes are fixed at the time of sale and the Company generally sells its homes prior to commencement of construction, any inflation of construction costs in excess of those anticipated may result in lower gross margins. The Company generally attempts to minimize that effect by entering into fixed-price contracts with its subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

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

ASSET IMPAIRMENT CHARGES

        Operating results during fiscal year 1997 were adversely affected by asset impairment charges totaling $2,272, related to the write-off of operational start up costs for the Company's operations in Arizona, the write-off of certain redesign and materials costs previously capitalized to certain low margin projects in Nevada and certain other costs.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on February 28, 1998. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, both basic and diluted earnings per share would be the same as net income per share as reflected in the accompanying consolidated statements of income for each of the three years in the period ended February 28, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        CAPITAL PACIFIC HOLDINGS, INC.

        Reports of Independent Public Accountants

        Consolidated Balance Sheets as of February 29, 1996 and February 28,
1997

        Consolidated Statements of Operations for the years ended February 28, 1995, February 29, 1996 and February 28, 1997.

        Consolidated Statements of Stockholders' Equity for the years ended February 28, 1995, February 29, 1996 and February 28, 1997.

        Consolidated Statements of Cash Flows for the years ended February 28, 1995, February 29, 1996 and February 28, 1997.

        Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Capital Pacific Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Capital Pacific Holdings, Inc. (a Delaware corporation) and subsidiaries as of February 29, 1996 and February 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Joint Ventures (Note 1), which statements reflect total assets and total revenues of 4 and 38 percent at February 28, 1995, 1 and 1 percent at February 29, 1996, and 1 and 1 percent at February 28, 1997, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

         In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Pacific Holdings, Inc. and subsidiaries as of February 29, 1996 and February 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP

Orange County, California
May 29, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Partners
JMP Canyon Estates, L.P.

We have audited the balance sheets of JMP Canyon Estates, L.P., a California limited partnership (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995 and the period July 27, 1994 (inception) through December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMP Canyon Estates, L.P. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the period July 27, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.

                                           ERNST & YOUNG LLP

Newport Beach, California
February 28, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Partners
JMP Harbor View, L.P.

We have audited the balance sheets of JMP Harbor View, L.P., a California limited partnership (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of partners' capital and cash flows for the years ended December 31, 1996 and 1995 and the period December 13, 1994 (inception) through December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMP Harbor View, L.P. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the period December 13, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.

                                           ERNST & YOUNG LLP

Newport Beach, California
February 28, 1997

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                           FEBRUARY 29,             FEBRUARY 28,
                                                               1996                     1997
                                                            ---------                --------

CASH AND CASH EQUIVALENTS                                   $  13,850               $  11,434
RESTRICTED CASH                                                 1,429                   1,417
ACCOUNTS AND NOTES RECEIVABLE                                   4,421                   4,801
REAL ESTATE PROJECTS                                          227,194                 233,562
PROPERTY, PLANT AND EQUIPMENT                                   6,685                   7,746
PREPAID EXPENSES AND OTHER ASSETS                              12,929                  12,958
                                                            ---------               ---------
        Total Assets                                        $ 266,508               $ 271,918
                                                            =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    $  36,339                  31,216
NOTES PAYABLE                                                  63,929                  73,474
SENIOR UNSECURED NOTES PAYABLE                                100,000                 100,000
                                                            ---------                --------
        Total liabilities                                     200,268                 204,690
                                                            ---------                --------

MINORITY INTEREST                                               2,894                     360

STOCKHOLDERS' EQUITY:
  Common stock, par value $.10 per share;
  30,000,000 shares authorized;
  14,995,000 issued and outstanding                             1,500                   1,500
  Additional paid-in capital                                  211,888                 211,888
  Accumulated deficit                                        (150,042)               (146,520)
                                                            ----------              ----------
        Total stockholders' equity                             63,346                  66,868
                                                            ---------               ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 266,508               $ 271,918
                                                            =========               =========


          See accompanying notes to consolidated financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                FOR THE YEARS ENDED
                                                      -----------------------------------------
                                                      FEBRUARY 28,  FEBRUARY 29,   FEBRUARY 28,
                                                          1995          1996           1997
                                                      ------------  ------------   ------------
REVENUES:
  Sales of homes and land                               $139,123      $163,768       $207,869
  Income (loss) from unconsolidated joint ventures            (7)        1,560            259
  Interest and other income, net                           3,973         3,690           4148
                                                        --------      --------       --------
                                                         143,089       169,018        212,415
                                                        --------      --------       --------
COSTS AND EXPENSES:
  Cost of homes and land                                 112,152       138,707        174,142
  Selling, general and administrative                     22,314        26,126         34,404
  Provision for litigation judgment                        1,950            --             --
  Minority interest                                        5,883         1,080           (192)
  Interest                                                    --            --             --
                                                        --------      --------       --------
                                                         142,299       165,913        208,354
                                                        --------      --------       --------
Income before provision for income
  taxes and extraordinary gain                               790         3,105          4,061
Provision for income taxes                                   216           503            539
                                                        --------      --------       --------
Income before extraordinary gain                             574         2,602          3,522
Extraordinary gain for debt retired at less than
    face value, net of taxes                               3,075            --             --
                                                        --------      --------       --------
Net income                                              $  3,649      $  2,602       $  3,522
                                                        ========      ========       ========
NET INCOME PER COMMON SHARE:
  Before extraordinary gain                             $    .04      $    .17       $    .23
  Extraordinary gain                                         .20            --             --
                                                        --------      --------       --------
  Net income                                            $    .24      $    .17       $    .23
                                                        ========      ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES                         14,995        14,995         14,995
                                                          ======        ======       ========



                 See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED FEBRUARY 28, 1997
                                 (IN THOUSANDS)


                                                                  ADDITIONAL
                                                      COMMON        PAID-IN    (ACCUMULATED
                                                       STOCK        CAPITAL       DEFICIT)       TOTAL
                                                       -----        -------       --------       -----
BALANCE, February 28, 1994                            $1,500       $210,387      $(156,293)      $ 55,954
  Issuance of warrants in connection with
    offering of senior unsecured notes payable            --          1,501             --          1,501
  Net income                                              --             --          3,649          3,649
                                                      ------       --------      ---------       --------
BALANCE, February 28, 1995                             1,500        211,888       (152,644)        60,744
  Net income                                              --             --          2,602          2,602
                                                      ------       --------      ---------       --------
BALANCE, February 29, 1996                             1,500        211,888       (150,042)        63,346
  Net income                                              --             --          3,522          3,522
                                                      ------       --------      ---------       --------

BALANCE, February 28, 1997                            $1,500       $211,888      $(146,520)      $ 66,868
                                                      ======       ========      =========       ========









                 See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED
                                                             ------------------------------------------
                                                             FEBRUARY 28,    FEBRUARY 29,  FEBRUARY 28,
                                                                  1995           1996           1997
                                                                --------       --------       --------
OPERATING ACTIVITIES:
  Net income                                                    $  3,649       $  2,602       $  3,522
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities--
    Extraordinary gain, net                                       (3,075)            --             --
    Provision for litigation judgment                              1,950             --             --
    Depreciation and amortization                                    794          1,390          1,876
    Changes in Assets and Liabilities
      Net of the Effects of the Purchase of Clark
        Wilson, Inc. and Durable Homes, Inc.:
         (Increase) decrease in accounts and
            notes receivable                                      (2,168)          (603)          (380)
         Increase in real estate projects                        (60,547)       (57,109)        (6,368)
         (Increase) decrease in prepaid expenses
           and other assets                                         (470)        (2,013)        (1,131)
         Increase in accounts payable
           and accrued liabilities                                 2,449         14,823         (5,123)
                                                                --------       --------       --------
        Net cash provided by (used in)
          operating activities                                   (57,418)       (40,910)        (7,604)
                                                                --------       --------       --------
INVESTING ACTIVITIES:
  Acquisition of Clark Wilson Homes, Inc.                         (3,631)            --             --
  Purchases of property and equipment                             (5,982)        (1,269)        (2,937)
  (Decrease) increase in investments in partnerships              (1,949)         1,635          1,114
                                                                --------       --------       --------
        Net cash provided by (used in) investing
          activities                                             (11,562)           366         (1,823)
                                                                --------       --------       --------
FINANCING ACTIVITIES:
  Proceeds from senior unsecured notes
    payable, net                                                  95,834             --             --
  Proceeds from notes payable                                     59,406        131,572        143,596
  Principal payments of notes payable                            (63,425)       (98,949)      (134,051)
  Minority interest in joint ventures                            (10,435)          (630)        (2,534)
                                                                --------       --------       --------
        Net cash provided by (used in)
          financing activities                                    81,380         31,993          7,011
                                                                --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     12,400         (8,551)        (2,416)
CASH AND CASH EQUIVALENTS, beginning of
  period                                                          10,001         22,401         13,850
                                                                --------       --------       --------
CASH AND CASH EQUIVALENTS, end of period                        $ 22,401       $ 13,850       $ 11,434
                                                                ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH ACTIVITIES:
  Cash paid during the year for interest                        $  6,556        $17,939          7,212
  Cash paid during the year for income taxes                          20          1,479            500
  Residential inventory surrendered in exchange for
    debt forgiveness                                               1,048             --             --
  Note payable and accrued interest reduced by debt
    forgiveness                                                    4,713             --             --
  Promissory note payable issued to seller in connection
    with the acquisition of Clark Wilson Homes, Inc.               2,500             --             --
  Issuance of warrants in connection with offering of
    senior unsecured notes payable                                 1,501             --             --

  Land acquisition financed by purchase money
    trust deeds                                                    2,249             --             --
  Debt assumed by consolidated partnership for land
    contributed                                                       --          1,915             --

                See accompanying notes to financial statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. COMPANY ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Company Organization and Operations

        In August, 1992, Capital Pacific Homes, Inc., a Delaware corporation, acquired from San Jacinto F.A. ("San Jacinto") (i) common stock of J.M. Peters Company, Inc., known since August, 1995 as Capital Pacific Holdings, Inc., together with its subsidiaries, (the "Company") representing 85.8 percent of the total outstanding shares of Common Stock of the Company and (ii) all debt of the Company owed to San Jacinto (the "CPH acquisition"). Effective December 31, 1994, Capital Pacific Homes, Inc. merged with and into the Company (the "Merger") pursuant to an Agreement and Plan of Merger, dated November 21, 1994 (the "Merger Agreement") with the Company surviving the Merger.

        In August, 1995, the Company changed its name to Capital Pacific Holdings, Inc. The Company continues to use the J.M. Peters Company, Inc. name in its marketing materials and is qualified to do business in California as J.M. Peters Company, Inc.

        The Company is a regional builder of single-family homes with operations throughout selected metropolitan areas of California, Nevada, Texas and Arizona. Approximately 47, 18 ,26 and 9 percent of the Company's total revenues (including the unconsolidated joint ventures) were in California, Nevada, Texas and Arizona, respectively, for the year ended February 28, 1997. Economic growth in Southern California during the early 1990's lagged behind that of Northern California and behind that of the late 1980's. Conditions in the Southern California areas of the Company's operations have recently improved. There can be no assurances that such improvements will continue in the future.

        The Company's business, and the markets which it serves in California, Nevada, Texas and Arizona, are affected by local, national and world economic conditions and events, in particular by the level of mortgage interest rates and consumer confidence. The Company cannot predict whether mortgage interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, in particular mortgage interest rates, the Company's operating results could be adversely impacted.

        On May 5, 1997, the Company announced that it had retained Morgan Stanley & Co., Inc. to advise the Company on ways to enhance shareholder value. Morgan Stanley will provide advice and assistance in connection with a possible sale, business combination or acquisition transactions involving some or all of the assets or equity of the Company. There can be no assurance that Morgan Stanley's retention will lead to a transaction, or that any such transaction will in fact enhance shareholder value.

  Accounting Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from estimated amounts.

  Acquisition of Clark Wilson Homes, Inc.

        Effective September 1, 1994, the Company acquired all of the common stock of Clark Wilson Homes, Inc. ("Clark Wilson") and Fairway Financial Corporation ("Fairway") for a total purchase price, including direct costs of the acquisition, of $6.1 million. The Company paid $3.5 million cash and issued a $2.5 million contingent promissory note to the seller. The amount due under such note is fully dependent upon the performance of Clark Wilson. As of February 28, 1997, the Company has paid $0.6 million of the principal balance of the promissory note. The transaction was accounted for as a purchase. The results of the operations for Clark Wilson and Fairway have been included in the consolidated financial statements of the Company from the effective date of the acquisition. Clark Wilson builds single family homes in Texas. Fairway assists Clark Wilson homebuyers with obtaining financing for new home purchases.

        The allocation of purchase price at September 1, 1994, was as follows (in thousands):


Cash and cash equivalents                               $    95
Real estate inventories                                  11,055
Other assets                                              1,362
Goodwill                                                  3,803
Accounts payable and other liabilities                   (2,759)
Notes payable                                            (7,425)
                                                        -------
  Total                                                 $ 6,131
                                                        =======

  Principles of Consolidation and Minority Interest in Joint Ventures

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and investments for which it has control. All other investments (See Note 4) are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

        Effective upon the closing date of the purchase transaction with San Jacinto, Peters Ranchland Company, Inc., a wholly owned subsidiary of the Company, as general partner, entered into four limited partnership agreements ("Joint Ventures") with IHP Investment Fund I, L.P. ("IHP") (an advisor to the State of California Public Employees Retirement System ("CalPERS")), the limited partner to pursue the development of various real properties of the Company, with such properties transferred to the Joint Ventures concurrently with the closing. Peters Ranchland Company, Inc. and IHP each had a 50% interest in each Joint Venture. The financial statements of the Joint Ventures have been consolidated herein. As of February 28, 1997, home building operations of these Joint Ventures have been completed and all homes sold.

        Two additional partnerships with IHP (J.M.P. Canyon Estates, L.P. and J.M.P. Harbor View L.P.), were entered into during fiscal 1995 and have been constructing homes and had closings in fiscal years 1996 and 1997. These two projects were completed in 1997. In fiscal year 1997, the Company entered into a further additional partnership with IHP, Grand Coto Estates, L.P. These partnerships are accounted for on the equity method of accounting and are not consolidated.

  Long-Lived Assets

        Effective February 29, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identified intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the estimated future cash flows (undiscounted and without interest charges). SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. For purposes of applying SFAS 121, real estate under development is considered to be held for use whereas finished units are considered assets to be disposed of. The effect of adoption was not material to the Company's financial statements.

  Property and Equipment

        Property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to thirty years using the straight-line method. Total property and equipment were $6,685,000 and $7,746,000 (net of accumulated depreciation of $3,217,000 and $3,817,000, respectively) as of February 29, 1996 and February 28, 1997, respectively.

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

        Prior to February 29, 1996, each real estate project was carried at the lower of its cost or its estimated net realizable value. SFAS No. 121 changes the method of valuing long-lived assets, including real estate projects, whereby long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. In evaluating long-lived assets held for use, a review for impairment loss is triggered if the sum of the expected future cash flows (undiscounted and without interest charge) is less than the carrying amount of the asset. Various assumptions and estimates are used to determine fair value in determining the amount of any impairment loss including, among others, estimated costs of construction, development and direct marketing, sales absorption rates, anticipated sales prices and carrying costs. The calculation of the impairment loss is based on estimated future cash flows which are calculated to include an appropriate return and interest. The estimates used to determine the impairment adjustment can change in the near term as the economy in the Company's key areas change.


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

        The Company was from the time of the CPH acquisition until the end of calendar year 1994 part of the CPH consolidated tax group. Effective December 31, 1994, CPH merged with and into the Company. Beginning with the tax year ended December 31, 1995, the Company has filed its own consolidated tax returns.

  Statements of Cash Flows

        For purposes of the consolidated statements of cash flows, short-term investments which have a maturity of 90 days or less from the date of purchase are considered cash equivalents.

  Impact of Recently Issued Accounting Standards

        In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Entities electing to remain under APB Opinion No. 25 must make pro forma disclosures of net income or loss and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company has adopted the disclosure requirements of SFAS No. 123 and will continue accounting for stock options under APB Opinion No. 25. The Company has not issued any employee stock options or shares under stock purchase plans which are currently outstanding.

  New Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on February 28, 1998. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, both basic and diluted earnings per share would be the same as net income per share as reflected in the accompanying consolidated statements of income for each of the three years in the period ended February 28, 1997.

  Reclassifications

        Certain reclassifications have been made to certain prior year balances in order to conform with the current year presentation.

  Asset Impairment Charges

        Operating results during fiscal year 1997 were adversely affected by asset impairment charges totaling $2,272, related to the write-off of operational start up costs for the Company's operations in Arizona, the write-off of certain redesign and materials costs previously capitalized to certain low margin projects in Nevada and certain other costs.

  2.  RESTRICTED CASH

        The Company has restricted cash totaling $1,429,000 and $1,359,000 as of February 29, 1996 and February 28, 1997, respectively. Included in these amounts for fiscal 1996 and 1997 is $500,000, which is held as collateral for the Company's bonding obligations. The balance of restricted cash are deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

  3.  REAL ESTATE PROJECTS

        Real estate projects consist of the following at February 29, 1996 and February 28, 1997 (in thousands):

                                                                                   1996            1997
                                                                                   ----            ----
Land and improvements under construction                                         $191,025        $186,172
Completed residential homes                                                        18,374          30,038
Completed model homes                                                              17,795          17,352
                                                                                 --------        --------
                                                                                 $227,194        $233,562
                                                                                 ========        ========

         Total interest costs incurred during the years ended February 28, 1995, February 29, 1996 and February 28, 1997 were $11,810,000, $18,261,000 and
$22,640,000, respectively, of which $11,810,000, $18,261,000 and $22,640,000, respectively, were capitalized.

  4.  INVESTMENTS IN UNCONSOLIDATED ENTITIES

        The Company is a general partner and has a 50 percent ownership in four unconsolidated entities at February 28, 1997. The Company's investments are as follows at February 29, 1996 and February 28, 1997 (in thousands):

                                                                                      1996           1997
                                                                                      ----           ----
Bay Hill Escrow                                                                      $  177         $  183
JMP Canyon Estates L.P.                                                                 966            125
JMP Harbor View L.P.                                                                  1,336             43
Grand Coto Estates, L.P.                                                                               761
                                                                                     ------         ------
                                                                                     $2,479         $1,112
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

        Following is summarized, unaudited combined financial information for the unconsolidated entities at February 29, 1996 and February 28, 1997 (in thousands):

                                     ASSETS

                                                                                      1996          1997
                                                                                      ----          ----
Cash                                                                                $ 1,370       $   386
Real estate projects                                                                  5,647         9,337
Other assets                                                                            236           604
                                                                                    -------       -------
                                                                                    $ 7,253       $10,327
                                                                                    =======       =======

                             LIABILITIES AND EQUITY

                                                                                     1996           1997
                                                                                     ----           ----
Accounts payable and other liabilities                                             $ 3,560        $ 6,926

Equity
 The Company                                                                         2,479          1,112
 Others                                                                              1,214          2,289
                                                                                   -------        -------
                                                                                     3,693          3,087
                                                                                   -------        -------
                                                                                   $ 7,253        $10,327
                                                                                   =======        =======




                                INCOME STATEMENT

                                                                                     1996           1997
                                                                                     ----           ----
Sales of homes and land                                                            $44,695       $11,201
Interest and other income, net                                                         (71)          425
                                                                                   -------       -------
                                                                                    44,624        11,626
                                                                                   -------       -------
Costs and expenses                                                                  38,981        10,627
                                                                                   -------       -------
Net income (loss)                                                                  $ 5,643       $   999
                                                                                   =======       =======

 5.  NOTES PAYABLE

        Notes payable consist of the following at February 29, 1996 and February 28, 1997 (in thousands):

                                                                                     1996            1997
                                                                                     ----            ----
Promissory notes collateralized by deeds of trust, including
  interest varying from 9.5 percent to prime plus one percent                     $ 3,661         $ 3,680
Notes payable to bank, at banks prime rate plus one percent,
  maturing December 1996                                                              241              --
Notes payable to bank, including interest at prime plus 2.5
  percent, maturing June 7, 1997                                                    1,915              --
Notes payable to banks, including interest varying from prime plus one percent to prime plus two percent maturing between May 31, 1997 and March 31, 1999 secured by certain real estate inventories on a
  non-recourse basis                                                               30,158          32,233
Notes payable to bank, including interest at prime plus one percent with the term of the commitment reducing commencing March 31, 1998
  secured by certain real estate inventories on a recourse basis                   25,454          35,656
Contingent promissory note payable to previous owner of Clark
  Wilson secured by Stock Pledge Agreement on a non-recourse basis, under which the amounts due, including interest at 8 percent,
  are fully dependent upon the performance of the entity acquired                   2,500           1,905
                                                                                  -------        --------
                                                                                  $63,929        $ 73,474
                                                                                  =======        ========


        The Company is currently negotiating extensions of all bank notes payable due within the next fiscal year.

        At February 29, 1996 and February 28, 1997, the aggregate carrying value of assets collateralizing the above notes was $122,498,000 and $179,941,002, respectively.

        As of February 28, 1997, the Company has in place three separate facilities totalling $90 million (the "Facilities") with its principal bank lender (the "Bank").

        A commitment fee is payable annually on the Facilities. Availability of funds under the Facilities is subject to, among other things, the Indenture, specific loan-to-value factors, appraisal reports and the satisfactory underwriting by the bank on a project basis. At February 28, 1997, the Company had aggregate borrowings outstanding of $57.4 million under the Facilities.

        The Facilities are secured by liens on various completed or under construction homes and lots held by the Company. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 1997 the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 28, 1997, no such event had occurred.

        Durable and Clark Wilson also have secured non-recourse lines of credit to facilitate construction activity. Clark Wilson has several non-recourse secured lines of credit for a total of $37.5 million with maturity dates from May 31, 1997 to July 19, 1998. Subsequent to the end of fiscal year 1997, Durable secured a $30.0 million non-recourse line of credit to replace its existing $15.0 million non-recourse line and the Company's Arizona operations secured a $10.0 million non-recourse line of credit.

        During the years ended February 28, 1995, February 29, 1996 and February 28, 1997, the highest month-end balance on notes payable was $34,364,000, $70,171,000 and $83,152,000, respectively, and the weighted average outstanding balance was $19,880,000, $48,162,000 and $78,041,000, respectively. The weighted average interest rates on notes payable during the years ended February 28, 1995, February 29, 1996 and February 28, 1997, were 10.9 percent, 10.8 percent and 9.3 percent, respectively. The weighted average interest rates on notes payable at February 28, 1995, February 29, 1996 and February 28, 1997, were 9.8 percent, 9.3 percent and 9.4 percent, respectively.

        The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

                                                   AS OF
                                                FEBRUARY 28,
                                                    1997
                                                -------------
Fiscal years ending:
1998                                               $14,279
1999                                                 1,905
2000                                                57,290
2001                                                    --
                                                   -------
TOTAL                                              $73,474
                                                   =======

 6.  SENIOR UNSECURED NOTES PAYABLE; WARRANTS

        In May, 1994, the Company issued $100 million principal amount of its 12 3/4 percent Senior Notes due May 1, 2002 (the "Notes"). In connection with the issuance of the Notes, the Company issued 790,000 warrants to purchase the Company's common stock at a price of $3.30 per share, all of which are fully exercisable until 2004. Interest is due and payable on May 1 and November 1 of each year. The Notes are fully and unconditionally guaranteed by certain of the Company's subsidiaries (See Note 13). The Notes are not redeemable at the option of the Company prior to May 1, 1999. Thereafter, the Notes will be redeemable at 106.375% of their principal amount, declining ratably to par on and after May 1, 2001, plus accrued interest.

        The Company will be obligated to make an offer to purchase 10% of the outstanding principal balance of the Notes at a purchase price equal to 100% of the principal amount, plus accrued interest, in the event there are two consecutive fiscal quarters that the Company's Consolidated Tangible Net Worth (as defined) is less than $37 million. In addition, the Notes contain other restrictive covenants, which, among other things, limit the incurrence of additional indebtedness; the payment of dividends; the ability to create liens; make restricted payments (as defined); and the ability to enter into certain transactions with affiliates. As of February 28, 1997 the Company was in compliance with these covenants and was not required to make any such offer.

        At February 28, 1997, the Company's unamortized bond issuance cost was $4.1 million, net of accumulated amortization of $1.8 million, which is being amortized over the term of the notes utilizing the effective interest rate method. Unamortized bond issuance cost is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

 7.  INCOME TAXES

        The expense (benefit) for income taxes consists of the following for the years ended February 28, 1995, February 29, 1996 and February 28, 1997 (in thousands):

                                                                         1995          1996         1997
                                                                         ----          ----         ----
Current
  Federal                                                              $1,026        $  365       $  351
  State                                                                   230           138          188
                                                                       ------        ------       ------
                                                                        1,256           503          539
                                                                       ------        ------       ------
Deferred
  Federal                                                                (950)           --           --
  State                                                                   (90)           --           --
                                                                       ------        ------       ------
                                                                        1,040            --           --
                                                                       ------        ------       ------
Provision for income taxes on income before
  extraordinary gain                                                   $  216        $  503       $  539
                                                                       ======        ======       ======


        The deferred income tax benefit at February 29, 1996 and February 28, 1997 results from the following temporary differences between financial and tax reporting (in thousands):

                                                                                   1996            1997
                                                                                   ----            ----
Accrued expenses                                                                  $ (120)        $    79
Construction period expenses                                                         746           1,482
Decrease in valuation allowance                                                     (678)         (1,660)
Depreciation                                                                          52              99
                                                                                  ------         -------
                                                                                  $   --         $    --
                                                                                  ======         =======

        The components of the Company's deferred income tax asset (liability) as of February 29, 1996 and February 28, 1997 are as follows:

                                                                                   1996            1997
                                                                                   ----            ----
Depreciation                                                                      $   129         $    30
Accrued expenses                                                                    1,257           1,178
Construction period expenses                                                        2,331             849
Valuation allowance                                                                (3,717)         (2,057)
                                                                                  -------         -------
                                                                                  $    --         $    --
                                                                                  =======         =======

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        A reconciliation of income taxes (benefit) computed at the federal statutory rate and the income tax benefit for financial reporting purposes for the years ended February 28, 1995, February 29, 1996 and February 28, 1997, are as follows:

                                                                         1995         1996       1997
                                                                         ----         ----       ----
Income taxes at statutory rate                                             34%          34%       34%
State income taxes, net of federal tax benefit                              3            3         3
Utilization of net operating loss carryforward                            (10)         (21)      (24)
                                                                          ---          ---       ---
                                                                           27%          16%       13%
                                                                          ===          ===       ===

8.  NET INCOME (LOSS) PER COMMON SHARE

        Net income per common share is based upon the weighted average number of common shares outstanding of 14,995,000, 14,995,000 and 14,995,000 at February 28, 1995, February 29, 1996 and February 28, 1997, respectively. The effect of stock options and warrants were not dilutive in all years presented, and has not been included in the computation of net income per common share.

9.  STOCK OPTION PLAN

        Effective February 28, 1995, the Board of the Corporation approved the 1995 Stock Incentive Plan (the "1995 Plan"). The 1995 Plan permits a committee designated by the Board of the Corporation to make awards to present and former key employees and directors of the Company and its subsidiaries. Subject to various restrictions, awards could be in the form of stock options, restricted or unrestricted stock, stock appreciation rights or a combination of the above. The maximum number of shares or share equivalents that may be awarded under the 1995 Plan is 1,500,000. No awards have been made under the 1995 Plan.

10.  RELATED PARTY TRANSACTIONS

        During fiscal 1995, the Company reimbursed CHH II, Inc., a corporation controlled by the chairman of the board of the Company, for $43,000 in expenses incurred in connection with the acquisition by the Company of an aircraft.

        Commitment fees totaling $667,000 and $132,000 were paid to joint venture partners and capitalized to the real estate being developed during fiscal 1995 and 1997, respectively. These capitalized fees are included in cost of sales as the units are sold.

        In fiscal 1995, the Company contributed land and improvements valued at $9,351,000 to an unconsolidated joint venture with CalPERS and received a distribution of cash in the amount of $8,226,000. In fiscal 1997, the Company contributed cash of $761,000 to an unconsolidated joint venture with CalPERS.

        The Company has made advances to unconsolidated joint ventures for construction. The balance of advances at February 28, 1997 was $885,000. This amount is included in accounts and notes receivable on the consolidated balance sheet.

        During fiscal 1996 and 1997, the Company recognized $1,254,000 and $555,000 in construction overhead income on joint ventures.

11.  COMMITMENTS AND CONTINGENCIES

  General

        Approximately $32,272,000 and $36,528,000 of performance bonds were outstanding at February 29, 1996 and February 28, 1997, respectively. The estimated cost to complete the development work related to the performance bonds are $15,549,000 and $17,970,000 at February 29, 1996 and February 28, 1997,
respectively. The beneficiaries of these bonds are certain municipalities. The Company has an outstanding letter of credit totaling $472,000 to ensure performance on certain agreements as of February 29, 1996 and February 28, 1997. The Company has pledged a certificate of deposit in a like amount as collateral for the obligation under the letter of credit which is included in restricted cash.

        The Company has entered into agreements to lease certain office equipment and facilities under operating leases which expire at various dates through fiscal year 2001. The facility leases generally provide that the Company shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 28, 1997, are as follows:


YEARS ENDING FEBRUARY 28 OR FEBRUARY 29 (IN THOUSANDS):
-------------------------------------------------------

        1998                                            $  405
        1999                                               250
        2000                                                99
        2001                                                87
        2002                                                73
                                                        ------
                                                        $  914
                                                        ======

        Total rent expense was $864,000, $415,000 and $493,000 for the years ended February 28, 1995, February 29, 1996 and February 28, 1997, respectively.

        As discussed in Notes 1 and 4, the Company is a general partner in several joint venture partnerships. As a general partner, the Company is liable for all debts of the partnerships without limitation to the respective partnership interest.

  Dividends

        No dividends were declared or paid for the years ended February 28, 1995, February 29, 1996 and February 28, 1997.

  Legal Proceedings

        The Company is involved in routine claims and litigation arising in the ordinary course of its business. The legal responsibility and financial impact with respect to such litigation cannot be presently ascertained. It is reasonably possible that the estimate of reserves provided for by the Company with respect to such claims and litigation could change in the near term and such change could be material.

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

                Cash and Equivalents--The carrying amount is a reasonable estimate of fair value. These assets primarily consist of short term investments and demand deposits.

                Notes Payable to Banks--These notes payable mature in two to three years. The rates of interest paid on the notes approximate the current rates available for secured real estate financing with similar terms and maturities.

                Contingent Promissory Note Payable--This note is payable based on performance of the entity acquired. The carrying amount is a reasonable estimate of fair value.

                Trust Deed Notes Payable--These notes are primarily for purchase money deeds of trust on land acquired. These notes generally have maturities ranging from one to two years. The rates of interest paid on these notes approximate the current rates available for secured real estate financing with similar terms and maturities.

                Senior Unsecured Notes Payable Due 2002--This issue is not publicly traded on a major exchange. Consequently, the fair value of this issue is based on a trade closest to the year ended February 28, 1997.

        The estimated fair values of the Company's financial instruments are as follows:


                                                          AT FEBRUARY 29, 1996     AT FEBRUARY 28, 1997
                                                          --------------------     ---------------------
                                                          CARRYING       FAIR       CARRYING       FAIR
                                                           AMOUNT        VALUE       AMOUNT        VALUE
                                                           ------        -----       ------        -----
Financial Assets:
  Cash and equivalents                                    $ 13,850      $13,850     $ 11,434     $ 11,434
Financial Liabilities:
  Notes payable to banks                                  $ 59,806      $59,806     $ 67,889     $ 67,889
  Trust deed notes payable                                   1,622        1,622        3,680        3,680
  Senior unsecured notes payable                           100,000       96,000      100,000      100,000
  Promissory note payable                                    2,500        2,500        1,905        1,905

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

             AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              CAPITAL                    NON-
                                              PACIFIC    GUARANTORS   GUARANTORS     ELIMI-        TOTAL
                                          HOLDINGS, INC.     (1)          (2)      NATIONS(4)  CONSOLIDATED
                                          --------------     ---          ---      ----------  ------------
BALANCE SHEET
Cash                                         $  7,759     $  1,155      $  2,520    $      0     $ 11,434
Inventories                                   154,186       45,163        38,109      (3,898)     233,560
Investment in Partnerships and
  subsidiaries(3)                              27,749        1,044            --     (27,679)       1,114
Intercompany advances                          37,295      (21,592)      (14,453)                   1,250
Other                                          15,187        3,863         5,509                   24,559
                                             --------     --------      --------    --------     --------
        Total Assets                         $242,176     $ 29,633      $ 31,685    $(31,577)    $271,917
                                             ========     ========      ========    ========     ========
Accounts payable and accrued
  liabilities                                $ 16,977     $  8,326      $  5,912                 $ 31,215
Intercompany advances                                                                                   0
Notes payable                                 159,195        7,009         7,270                  173,474
Minority interest                                                                        360          360
Shareholders' equity                           66,004       14,298        18,503     (31,577)      66,868
                                             --------     --------      --------    --------     --------
        Total Liabilities and Equity         $242,176     $ 29,633      $ 31,685    $(31,577)    $271,917
                                             ========     ========      ========    ========     ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land                    $ 89,757     $ 38,374      $ 79,738                 $207,869
  Interest and other income, net                  908          251         3,130                 $  4,289
  Equity in income of partnerships
    and subsidiaries(3)                           316         (226)            0         168          258
                                             --------     --------      --------    --------     --------
        Total Revenues                         90,981       38,399        82,868         168      212,416
                                             --------     --------      --------    --------     --------
Cost of homes and land                         72,293       35,399        66,450                  174,142
Selling, general and administrative            15,926        5,848        12,630                   34,404
Interest                                            0            0             0                        0
Minority interest                                                                       (192)        (192)
                                             --------     --------      --------    --------     --------
Income before provision for
  income taxes                                  2,762       (2,848)        3,788         360        4,062
Provision (benefit) for income taxes              470                         70                      540
                                             --------     --------      --------    --------     --------
        Net Income (loss)                    $  2,292     $ (2,848)     $  3,718    $    360     $  3,522
                                             ========     ========      ========    ========     ========

                                              CAPITAL                    NON-
                                              PACIFIC    GUARANTORS   GUARANTORS     ELIMI-        TOTAL
                                          HOLDINGS, INC.     (1)          (2)      NATIONS(4)  CONSOLIDATED
                                          -------------- ----------   ----------   ----------  ------------
STATEMENT OF CASH FLOWS
Net cash from (used in) operating
  activities                                 $(8,172)     $(3,685)      $ 1,719     $ 2,534      $(7,604)
Net cash from (used in) investing
  activities                                     998       (2,174)         (647)          0       (1,823)
Net cash from (used in) financing
  activities                                   8,899        4,267        (3,621)     (2,534)       7,011
                                             -------      -------      --------     -------      -------
Net increase (decrease) in cash                1,725       (1,592)       (2,549)          0       (2,416)
Cash -- beginning of period                    6,034        2,747         5,069           0       13,850
                                             -------      -------      --------     -------      -------
Cash -- end of period                        $ 7,759      $ 1,155      $  2,520     $     0      $11,434
                                             =======      =======      ========     =======      =======

             AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 29, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              CAPITAL                    NON-
                                              PACIFIC    GUARANTORS   GUARANTORS     ELIMI-        TOTAL
                                          HOLDINGS, INC.     (1)          (2)      NATIONS(4)  CONSOLIDATED
                                          --------------     ---          ---      ----------  ------------

BALANCE SHEET
Cash                                         $  6,034     $  2,747     $  5,069     $     --     $ 13,850
Inventories                                   156,679       26,650       43,740          125      227,194
Investment in Partnerships and
  subsidiaries(3)                              29,524        1,314           --      (28,242)       2,596
Intercompany advances                          29,675           --           --      (29,675)          --
Other                                          15,651        1,364        6,913       (1,060)      22,868
                                             --------     --------     --------     --------     --------
        Total Assets                         $237,563     $ 32,075     $ 55,722     $(58,852)    $266,508
                                             ========     ========     ========     ========     ========
Accounts payable and accrued
  liabilities                                $ 23,923     $  6,735     $  6,741     $ (1,060)    $ 36,339
Intercompany advances                              --        5,451       24,224      (29,675)          --
Notes payable                                 150,294        2,743       10,892           --      163,929
Minority interest                                  --           --           --        2,894        2,894
Shareholders' equity                           63,346       17,146       13,865      (31,011)      63,346
                                             --------     --------     --------     --------     --------
        Total Liabilities and Equity         $237,563     $ 32,075     $ 55,722     $(58,852)    $266,508
                                             ========     ========     ========     ========     ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land                    $ 44,564     $ 53,284     $ 65,920     $     --     $163,768
  Interest and other income, net                1,554          739        1,801         (404)       3,690
  Equity in income of partnerships
    and subsidiaries(3)                         6,548          769           55       (5,812)       1,560
                                             --------     --------     --------     --------     --------
        Total Revenues                         52,666       54,792       67,776       (6,216)     169,018
                                             --------     --------     --------     --------     --------
Cost of homes and land                         39,739       44,819       55,053         (904)     138,707
Selling, general and administrative             9,822        7,036        9,268           --       26,126
Interest                                           --           --           --           --           --
Minority interest                                  --           --           --        1,080        1,080
                                             --------     --------     --------     --------     --------
Income (loss) before provision
  (benefit) for income taxes                    3,105        2,937        3,455       (6,392)       3,105
Provision (benefit) for income taxes              503          934          251       (1,185)         503
                                             --------     --------     --------     --------     --------
        Net Income (loss)                    $  2,602     $  2,003     $  3,204     $ (5,207)    $  2,602
                                             ========     ========     ========     ========     ========

                                             CAPITAL                     NON-
                                              PACIFIC    GUARANTORS   GUARANTORS     ELIMI-        TOTAL
                                          HOLDINGS, INC.     (1)          (2)      NATIONS(4)  CONSOLIDATED
                                          --------------     ---          ---      ----------  ------------
STATEMENT OF CASH FLOWS
Net cash from (used in) operating
  activities                                 $ 32,640     $    741      $(9,641)    $    630     $(40,910)
                                             --------     --------      --------    --------     --------
Net cash from (used in) investing
  activities                                    1,061         (540)        (155)          --          366
Net cash from (used in) financing
  activities                                   32,501         (866)         988         (630)      31,993
Net increase (decrease) in cash                   922         (655)      (8,808)          --       (8,551)
Cash -- beginning of period                     5,112        3,412       13,877           --       22,401
                                             --------     --------     --------     --------     --------

Cash -- end of period                        $  6,034     $  2,747     $  5,069     $      0     $ 13,850
                                             ========     ========     ========     ========     ========

     AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 1995 (IN THOUSANDS)
                                  (UNAUDITED)

                                              CAPITAL                    NON-
                                              PACIFIC    GUARANTORS   GUARANTORS     ELIMI-        TOTAL
                                          HOLDINGS, INC.     (1)          (2)      NATIONS(4)  CONSOLIDATED
                                          --------------     ---          ---      ----------  ------------
BALANCE SHEET
Cash                                         $  5,112     $  3,412     $ 13,877     $     --     $ 22,401
Inventories                                   119,283       26,084       22,440                   167,807
Investment in Partnerships and
  subsidiaries(3)                              22,199        2,672           --      (22,922)       1,949
Intercompany advances                          25,678           --           --      (25,678)          --
Other                                          15,954          692        6,696         (324)      23,018
                                             --------     --------     --------     --------       ------
        Total Assets                         $188,226     $ 32,860     $ 43,013     $(48,924)    $215,175
                                             ========     ========     ========     ========     ========
Accounts payable and accrued
  liabilities                                $  9,689     $  7,619     $  4,532     $   (324)    $ 21,516
Intercompany advances                              --        8,167       17,511      (25,678)          --
Notes payable                                 117,793        3,609        7,989           --      129,391
Minority interest                                  --           --           --        3,524        3,524
Shareholders' equity                           60,744       13,465       12,981      (26,446)      60,744
                                             --------     --------     --------     --------     --------
        Total Liabilities and Equity         $188,226     $ 32,860     $ 43,013     $(48,924)    $215,175
                                             ========     ========     ========     ========     ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land                    $ 18,722     $ 35,375     $ 85,026     $     --     $139,123
  Interest and other income, net                1,036        2,282        1,104         (449)       3,973
  Equity in income of partnerships
    and subsidiaries(3)                         6,735        4,499           --      (11,241)          (7)
                                             --------     --------     --------     --------     --------
        Total Revenues                         26,493       42,156       86,130      (11,690)     143,089
                                             --------     --------     --------     --------     --------
Cost of homes and land                         15,474       29,628       67,050                   112,152
Selling, general and administrative             8,279        6,050        8,434         (449)      22,314
Interest                                        1,950           --           --           --        1,950
Minority interest                                  --           --           --        5,883        5,883
                                             --------     --------     --------     --------     --------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary gain                              790        6,478       10,646      (17,124)         790
Provision (benefit) for income taxes              216        2,182           89       (2,271)         216
                                             --------     --------     --------     --------     --------
Income (loss) before extraordinary gain           574        4,296       10,557      (14,853)         574
Extraordinary gain, Net                         3,075           --           --           --        3,075
                                             --------     --------     --------     --------     --------
        Net Income (loss)                    $  3,649     $  4,296     $ 10,557     $(14,853)    $  3,649
                                             ========     ========     ========     ========     ========


STATEMENT OF CASH FLOWS
Net cash from (used in) operating
  activities                                 $(81,810)    $  1,692     $ 12,265     $ 10,435     $(57,418)
Net cash from (used in) investing
  activities                                  (11,569)           7           --           --      (11,562)
Net cash from (used in) financing
  activities
  Net borrowings (payments) from
    notes payable                              (2,623)      (1,306)         (90)          --       (4,019)
  Senior unsecured notes payable               95,834           --           --           --       95,834
  Minority interest in joint ventures              --           --           --      (10,435)     (10,435)
                                             --------     --------     --------     --------     --------
        Net cash from (used in)
          financing activities                 93,211       (1,306)         (90)     (10,435)      81,380
                                             --------     --------     --------     --------     --------
Net increase (decrease) in cash                  (168)         393       12,175           --       12,400
Cash -- beginning of period                     5,280        3,019        1,702           --       10,001
                                             --------     --------     --------     --------     --------
Cash -- end of period                        $  5,112     $  3,412     $ 13,877     $     --     $ 22,401
                                             ========     ========     ========     ========     ========

                  NOTES TO SUPPLEMENTAL GUARANTOR INFORMATION.

(1) Guarantors include Durable Homes, Inc., J.M.Peters Nevada, Inc., and Peters Ranchland Company, Inc., all wholly-owned subsidiaries of Capital Pacific Holdings, Inc.

(2)      The non-guarantors include:

         (a) The limited partnerships in which Peters Ranchland Company, Inc., is general partner:

                              Ranchland Alicante Development, L.P.
                              Ranchland Montilla Development, L.P.
                              Ranchland Fairway Estates Development, L.P.
                              Ranchland Portola Development, L.P.
                              Grand Coto Estates, L.P.

         (b) The limited partnership in which Capital Pacific Holdings, Inc., is a general partner:

                              Peters Walnut Estates

         (c) The limited partnership in which J.M. Peters Nevada, Inc. and Durable Homes, Inc., are general partners:

                              Taos Estates, L.P.

         (d)      The wholly owned subsidiaries of Capital Pacific Holdings,
                  Inc.:

                              Newport Design Center, Inc.
                              Capital Pacific Communities, Inc.
                              Capital Pacific Homes, Inc.
                              J.M. Peters, Arizona, Inc. (expected to
                                become a guarantor in fiscal year 1998)
                              J.M. Peters Homes of Arizona, Inc. (expected to
                                become a guarantor in fiscal year 1998)
                              Capital Pacific Mortgage, Inc. (expected to become
                                a guarantor in fiscal year 1998)
                              Clark Wilson Homes, Inc. (expected to become a
                                guarantor in fiscal year 1998)
                              Fairway Financial Corporation
                              Parkland Estates, Inc. (expected to become a
                                guarantor in fiscal year 1998)
                              J.M. Peters California, Inc. (expected to become a
                                guarantor in fiscal year 1998)

         (e)      Fifty percent owned entities of Capital Pacific Holdings,
                  Inc.:

                              Bay Hill Escrow, Inc.
                              J.M.P. Harbor View, L.P.
                              J.M.P. Canyon Estates, L.P.

(3) Investments in partnerships and subsidiaries are accounted for by the Company and the Guarantors on the equity method for purposes of the supplemental combining presentation.

(4) The elimination entries eliminate investments in subsidiaries, partnerships and intercompany balances.

15.      UNAUDITED QUARTERLY FINANCIAL DATA

         Summarized quarterly financial data for the years ended February 29, 1996 and February 28, 1997 is as follows (in thousands except for per share data):

                                                                        QUARTER
                                            -------------------------------------------------------------
                                              FIRST        SECOND        THIRD      FOURTH         TOTAL
                                            --------      --------      -------     --------     --------
1997:
Total revenues                              $ 45,900      $ 64,392      $50,176     $ 51,947     $212,415
Gross profit on sales of homes and land        8,025        10,594        7,367        7,741       33,727
Net income (loss)                           $    327      $  2,066      $   940     $    189     $  3,522
                                            ========      ========      =======     ========     ========
Net income (loss) per common share          $    .02      $    .14      $   .06     $    .01     $    .23
                                            ========      ========      =======     ========     ========


1996:
Total revenues                              $ 33,140      $ 28,416      $33,558     $ 73,904     $169,018
Gross profit on sales of homes and land        5,426         4,633        4,817       10,185       25,061
Net income (loss)                           $   (273)     $   (226)     $   550     $  2,551     $  2,602
                                            ========      ========      =======     ========     ========
Net income (loss) per common share          $   (.02)     $   (.01)     $   .04     $    .16     $    .17
                                            ========      ========      =======     ========     ========

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission no later than June 25, 1997 (the "Proxy Statement").

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

                           CAPITAL PACIFIC HOLDINGS, INC.

                           Reports of Independent Public Accountants

                           Consolidated Balance Sheets as of February 29, 1996 and February 28, 1997

                           Consolidated Statements of Operations for the years ended February 28, 1995, February 29, 1996 and February 28, 1997

                           Consolidated Statements of Stockholders' Equity for the years ended February 28, 1995, February 29, 1996 and February 28, 1997

                           Consolidated Statements of Cash Flows for the years ended February 28, 1995, February 29, 1996 and February 28, 1997

                           Notes to Consolidated Financial Statements

                  2.       Exhibits.


EXHIBIT
NUMBER   DESCRIPTION
------   -----------
3.1      Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the
         fiscal year ended February 28, 1996).

3.2 Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
         February 28, 1996).

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

21.1     Subsidiaries of the Registrant.

23.1     Consent of Ernst & Young LLP

23.2     Consent of Arthur Andersen LLP

27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the year ended February 28, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on May 29, 1997.

                                    CAPITAL PACIFIC HOLDINGS, INC.


                                    By  /s/  HADI MAKARECHIAN
                                        ----------------------------
                                             Hadi Makarechian
                                             Chairman of the Board


Date:  May 29, 1997

        KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Hadi Makarechian and Marquis L. Cummings, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully and to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue of the powers herein granted.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


        SIGNATURE                                   TITLE                                 DATE
        ---------                                   -----                                 ----

/s/  HADI MAKARECHIAN                       Chairman of the Board                      May 29, 1997
-----------------------------------
     Hadi Makarechian


/s/  DALE DOWERS                            Director, President and                    May 29, 1997
-----------------------------------         Chief Executive Officer
     Dale Dowers

/s/  MARQUIS L. CUMMINGS                    Vice President and Chief                   May 29, 1997
-----------------------------------         Financial Officer
     Marquis L. Cummings

/s/  WILLIAM FUNK                           Director                                   May 29, 1997
-----------------------------------
        William Funk

/s/  KARL KAISER                            Director                                   May 29, 1997
-----------------------------------
     Karl Kaiser

/s/  ALLAN L. ACREE                         Director                                   May 29, 1997
-----------------------------------
     Allan L. Acree

                                  EXHIBIT INDEX

                                                                                     SEQUENTIAL
EXHIBIT                                                                                 PAGE
NUMBER                                          DESCRIPTION                            NUMBER
------                                          -----------                            ------
3.1             Articles of Incorporation of the Registrant (Incorporated by
                reference to Exhibit 3.1 of the Registrant's Annual Report on
                Form 10-K for the fiscal year ended February 28, 1996)

3.2             Bylaws of the Registrant (Incorporated by reference to Exhibit
                3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1996)

4.1             See the Articles of Incorporation and Bylaws of the Registrant
                (Exhibits 3.1 and 3.2) and the Indenture and related agreements
                (Exhibits 10.1-10.4)

10.1            Indenture agreement by and between Capital Pacific Holdings,
                Inc., as Issuer; Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland, Inc., as Guarantors, and United States
                Trust Company of New York, as Trustee, dated as of May 13, 1994
                (Incorporated by reference to Exhibit 10.15 of the Registrant's
                Annual Report on Form 10-K for the fiscal year ended February
                28, 1994)

10.2 Warrant Agreement by and between Capital Pacific Holdings, Inc., and United States Trust Company of New York, Warrant Agent, dated as of May 13, 1994 (Incorporated by reference to Exhibit
                10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994)

10.3            Warrant Registration Rights Agreement by and between Capital
                Pacific Holdings, Inc., and Morgan Stanley & Co. Incorporated dated as of May 13, 1994 (Incorporated by reference to Exhibit
                10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994)

10.4            Notes Registration Rights Agreement by and between Capital
                Pacific Holdings, Inc., and Morgan Stanley & Co. Incorporated dated as of May 13, 1994 (Incorporated by reference to Exhibit
                10.18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994)

21.1            Subsidiaries of the Registrant

23.1            Consent of Ernst & Young LLP

23.2            Consent of Arthur Andersen LLP

27              Financial Data Schedule.