Form 10-K/A
period 1997-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1997-05-30
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                                     PART 1

ITEM 1. BUSINESS

GENERAL

        Capital Pacific Holdings, Inc., together with its subsidiaries, (the "Company") known until August, 1995 as J.M. Peters Company, Inc., is one of the leading single-family homebuilders in Southern California; Las Vegas, Nevada; Austin, Texas; and Phoenix, Arizona where it builds and sells homes targeted to entry level and move-up buyers. Since 1975, the Company has built and sold in excess of 10,000 homes in California, principally in Orange County, but also in the adjacent counties of Los Angeles, San Diego and Riverside. Since 1969, Durable Homes, Inc. ("Durable"), a wholly owned subsidiary that was acquired by the Company in 1993 (the "Durable Acquisition"), has built and sold in excess of 8,000 homes, principally in Las Vegas, but also in Laughlin, Nevada. Since 1992, Clark Wilson Homes, Inc. ("Clark Wilson"), a wholly owned subsidiary that was acquired by the Company in 1994 (the "Clark Wilson Acquisition"), has built and sold nearly 1,000 homes, principally in Austin, Texas. During the fiscal year ended February 28, 1997, the Company, (including unconsolidated joint ventures) closed 1,140 home and lot sales at an average home sales price of $192,655 (including 297 homes closed in California at an average sales price of $324,286, 299 homes closed in Nevada at an average sales price of $143,372, 346 homes closed in Texas at an average sales price of $162,732 and 171 homes closed in Arizona at an average sale price of $110,752).

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

                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)
                                                              LAST DAY OF FEBRUARY
                                                              --------------------
                                            1993         1994         1995          1996         1997
                                            ----         ----         ----          ----         ----

INCOME STATEMENT DATA:
Total revenues(1)                          $ 75,702      $91,066     $143,089     $169,018      $212,415
                                           --------      -------     --------     --------      --------
Cost and expenses:
  Cost of homes and land                     68,257       73,348      112,152      138,707       174,142
  Adjustments to carrying value
    of real estate projects and
    investments in partnerships              75,476           --           --           --
Interest expense                              8,538          418           --           --
  Provision for litigation
    judgment                                     --           --        1,950           --
  Selling, general and
    administrative                            9,764       12,322       22,314       26,126        34,404
                                           --------      -------     --------     --------      --------
        Total costs and expenses            162,035       86,088      136,416      164,833       208,546
                                           --------      -------     --------     --------      --------
Minority interest                                --        4,332        5,883        1,080          (192)
                                           --------      -------     --------     --------      --------
Income (loss) before income taxes
  and extraordinary items                   (86,333)         646          790        3,105         4,061
Income tax (benefit) expense                 (1,792)          --          216          503           539
                                           --------      -------     --------     --------      --------
Income (loss) before extraordinary
  items                                     (84,541)         646          574        2,602         3,522
Extraordinary items:
  Extraordinary gain for debt
    retired at less than face
    value, net of taxes                          --        4,268        3,075          --            --
                                           --------      -------     --------   ----------      --------
Net income (loss)                          $(84,541)     $ 4,914     $  3,649   $    2,602      $  3,522
                                           ========      =======     ========   ==========      ========
Net income (loss) per common share:
Before extraordinary items                 $  (6.05)     $   .04     $    .04   $      .17      $    .23
Extraordinary items                              --          .30          .20           --            --
                                           --------      -------     --------   ----------      --------

Net income (loss) per share(2)             $  (6.05)     $   .34     $    .24   $      .17      $    .23
                                           ========      =======     ========   ==========      ========



                                                           AT THE LAST DAY OF FEBRUARY
                                                           ---------------------------
                                             1993         1994         1995         1996         1997
                                             ----         ----         ----         ----         ----

BALANCE SHEET DATA:
Real estate projects                        $99,636     $105,696     $167,807     $227,194     $233,562
Total assets                                115,551      121,954      215,175      266,508      271,918
Notes payable                                38,433       34,709       29,391       63,929       73,474
Senior Unsecured Notes Payable                   --           --      100,000      100,000      100,000
Due to parent                                 1,702           --           --           --           --
Stockholders' equity                         48,015       55,594       60,744       63,346       66,868
OPERATING DATA (in units):
Homes closed                                    115          404          824(3)     1,174        1,113
Homes contracted for                            126          478          835(4)     1,182        1,039
Homes in backlog                                 92          305          432          438          366

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

RESULTS OF OPERATIONS--GENERAL

FISCAL YEAR 1997 (YEAR ENDED FEBRUARY 28, 1997) COMPARED TO FISCAL YEAR 1996 (YEAR ENDED FEBRUARY 29, 1996)

        Net Income. The Company recorded net income of $3.5 million in fiscal year 1997 or $0.23 per share, compared to net income of $2.6 million, or $0.17 per share, for fiscal year 1996. These results were due to the factors described below.

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

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 1997 of $34.4 million increased $8.3 million over fiscal year 1996. This increase was primarily due to the increased number of projects being marketed in California and Texas.

        Minority Interest. Minority interest expense for fiscal 1997 of $(192) thousand decreased $1,272 thousand from fiscal 1996. This decrease was due to a reduced number of consolidated joint venture home closings in fiscal year 1997. For fiscal 1997, consolidated joint venture closings totaled 17 units versus the 75 units closed in fiscal 1996.

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

ASSET IMPAIRMENT CHARGES

        Operating results during fiscal year 1997 were adversely affected by asset impairment charges totaling $2,272,000 related to the write-off of operational start up costs for the Company's operations in Arizona, the write-off of certain redesign and materials costs previously capitalized to certain low margin projects in Nevada and certain other costs.

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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                FOR THE YEARS ENDED
                                                      -----------------------------------------
                                                      FEBRUARY 28,  FEBRUARY 29,   FEBRUARY 28,
                                                          1995          1996           1997
                                                      ------------  ------------   ------------
REVENUES:
  Sales of homes and land                               $139,123      $163,768       $207,869
  Income (loss) from unconsolidated joint ventures            (7)        1,560            259
  Interest and other income, net                           3,973         3,690          4,287
                                                        --------      --------       --------
                                                         143,089       169,018        212,415
                                                        --------      --------       --------
COSTS AND EXPENSES:
  Cost of homes and land                                 112,152       138,707        174,142
  Selling, general and administrative                     22,314        26,126         34,404
  Provision for litigation judgment                        1,950            --             --
  Minority interest                                        5,883         1,080           (192)
  Interest                                                    --            --             --
                                                        --------      --------       --------
                                                         142,299       165,913        208,354
                                                        --------      --------       --------
Income before provision for income
  taxes and extraordinary gain                               790         3,105          4,061
Provision for income taxes                                   216           503            539
                                                        --------      --------       --------
Income before extraordinary gain                             574         2,602          3,522
Extraordinary gain for debt retired at less than
    face value, net of taxes                               3,075            --             --
                                                        --------      --------       --------
Net income                                              $  3,649      $  2,602       $  3,522
                                                        ========      ========       ========
NET INCOME PER COMMON SHARE:
  Before extraordinary gain                             $    .04      $    .17       $    .23
  Extraordinary gain                                         .20            --             --
                                                        --------      --------       --------
  Net income                                            $    .24      $    .17       $    .23
                                                        ========      ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES                         14,995        14,995         14,995
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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE YEARS ENDED
                                                               -----------------------------------------
                                                               FEBRUARY 28,    FEBRUARY 29,  FEBRUARY 28,
                                                                   1995           1996           1997
                                                               -----------     -----------   -----------
OPERATING ACTIVITIES:
  Net income                                                    $  3,649       $  2,602       $  3,522
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities--
    Extraordinary gain, net                                       (3,075)            --             --
    Provision for litigation judgment                              1,950             --             --
    Depreciation and amortization                                    794          1,390          1,876
    Changes in Assets and Liabilities
      Net of the Effects of the Purchase of Clark
        Wilson, Inc. and Durable Homes, Inc.:
         (Increase) decrease in accounts and
            notes receivable                                      (2,168)          (603)          (380)
         Increase in real estate projects                        (60,547)       (57,109)        (6,368)
         (Increase) decrease in prepaid expenses
           and other assets                                         (470)        (2,013)        (1,131)
         Increase in accounts payable
           and accrued liabilities                                 2,449         14,823         (5,123)
                                                                --------       --------       --------
        Net cash provided by (used in)
          operating activities                                   (57,418)       (40,910)        (7,604)
                                                                --------       --------       --------
INVESTING ACTIVITIES:
  Acquisition of Clark Wilson Homes, Inc.                         (3,631)            --             --
  Purchases of property and equipment                             (5,982)        (1,269)        (2,937)
  (Decrease) increase in investments in partnerships              (1,949)         1,635          1,114
                                                                --------       --------       --------
        Net cash provided by (used in) investing
          activities                                             (11,562)           366         (1,823)
                                                                --------       --------       --------
FINANCING ACTIVITIES:
  Proceeds from senior unsecured notes
    payable, net                                                  95,834             --             --
  Proceeds from notes payable                                     59,406        131,572        143,596
  Principal payments of notes payable                            (63,425)       (98,949)      (134,051)
  Minority interest in joint ventures                            (10,435)          (630)        (2,534)
                                                                --------       --------       --------
        Net cash provided by (used in)
          financing activities                                    81,380         31,993          7,011
                                                                --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     12,400         (8,551)        (2,416)
CASH AND CASH EQUIVALENTS, beginning of
  period                                                          10,001         22,401         13,850
                                                                --------       --------       --------
CASH AND CASH EQUIVALENTS, end of period                        $ 22,401       $ 13,850       $ 11,434
                                                                ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH ACTIVITIES:
  Cash paid during the year for interest                        $  6,556        $17,939         22,640
  Cash paid during the year for income taxes                          20          1,479            500
  Residential inventory surrendered in exchange for
    debt forgiveness                                               1,048             --             --
  Note payable and accrued interest reduced by debt
    forgiveness                                                    4,713             --             --
  Promissory note payable issued to seller in connection
    with the acquisition of Clark Wilson Homes, Inc.               2,500             --             --
  Issuance of warrants in connection with offering of
    senior unsecured notes payable                                 1,501             --             --

  Land acquisition financed by purchase money
    trust deeds                                                    2,249             --             --
  Debt assumed by consolidated partnership for land
    contributed                                                       --          1,915             --

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

        Two additional partnerships with IHP (J.M.P. Canyon Estates, L.P. and J.M.P. Harbor View L.P.), were entered into during fiscal 1995 and have been constructing homes and had closings in fiscal years 1996 and 1997. These two projects were completed in fiscal 1997. In fiscal year 1997, the Company entered into a further additional partnership with IHP, Grand Coto Estates, L.P. These partnerships are accounted for on the equity method of accounting and are not consolidated.

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

  Asset Impairment Charges

        Operating results during fiscal year 1997 were adversely affected by asset impairment charges totaling $2,272,000 related to the write-off of operational start up costs for the Company's operations in Arizona, the write-off of certain redesign and materials costs previously capitalized to certain low margin projects in Nevada and certain other costs.

  2.  RESTRICTED CASH

        The Company has restricted cash totaling $1,429,000 and $1,417,000 as of February 29, 1996 and February 28, 1997, respectively. Included in these amounts for fiscal 1996 and 1997 is $500,000, which is held as collateral for the Company's bonding obligations. The balance of restricted cash are deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

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

             AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              CAPITAL                    NON-
                                              PACIFIC    GUARANTORS   GUARANTORS     ELIMI-        TOTAL
                                          HOLDINGS, INC.     (1)          (2)      NATIONS(4)  CONSOLIDATED
                                          --------------     ---          ---      ----------  ------------
BALANCE SHEET
Cash                                         $  7,759     $  1,155      $  2,520    $      0     $ 11,434
Inventories                                   154,186       45,163        38,109      (3,898)     233,560
Investment in Partnerships and
  subsidiaries(3)                              27,749        1,044            --     (27,679)       1,114
Intercompany advances                          37,295      (21,592)      (14,453)                   1,250
Other                                          15,187        3,863         5,509                   24,559
                                             --------     --------      --------    --------     --------
        Total Assets                         $242,176     $ 29,633      $ 31,685    $(31,577)    $271,917
                                             ========     ========      ========    ========     ========
Accounts payable and accrued
  liabilities                                $ 16,977     $  8,326      $  5,912                 $ 31,215
Intercompany advances                                                                                   0
Notes payable                                 159,195        7,009         7,270                  173,474
Minority interest                                                                        360          360
Shareholders' equity                           66,004       14,298        18,503     (31,937)      66,868
                                             --------     --------      --------    --------     --------
        Total Liabilities and Equity         $242,176     $ 29,633      $ 31,685    $(31,577)    $271,917
                                             ========     ========      ========    ========     ========
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land                    $ 89,757     $ 38,374      $ 79,738                 $207,869
  Interest and other income, net                  908          251         3,130                 $  4,289
  Equity in income of partnerships
    and subsidiaries(3)                           316         (226)            0         168          258
                                             --------     --------      --------    --------     --------
        Total Revenues                         90,981       38,399        82,868         168      212,416
                                             --------     --------      --------    --------     --------
Cost of homes and land                         72,293       35,399        66,450                  174,142
Selling, general and administrative            15,926        5,848        12,630                   34,404
Interest                                            0            0             0                        0
Minority interest                                                                       (192)        (192)
                                             --------     --------      --------    --------     --------
Income before provision for
  income taxes                                  2,762       (2,848)        3,788         360        4,062
Provision (benefit) for income taxes              470                         70                      540
                                             --------     --------      --------    --------     --------
        NET INCOME (LOSS)                    $  2,292     $ (2,848)     $  3,718    $    360     $  3,522
                                             ========     ========      ========    ========     ========

                                              CAPITAL                    NON-
                                              PACIFIC    GUARANTORS   GUARANTORS     ELIMI-        TOTAL
                                          HOLDINGS, INC.     (1)          (2)      NATIONS(4)  CONSOLIDATED
                                          -------------- ----------   ----------   ----------  ------------
STATEMENT OF CASH FLOWS
Net cash from (used in) operating
  activities                                 $(8,172)     $(3,685)      $ 1,719     $ 2,534      $(7,604)
Net cash from (used in) investing
  activities                                     998       (2,174)         (647)          0       (1,823)
Net cash from (used in) financing
  activities                                   8,899        4,267        (3,621)     (2,534)       7,011
                                             -------      -------      --------     -------      -------
Net increase (decrease) in cash                1,725       (1,592)       (2,549)          0       (2,416)
Cash -- beginning of period                    6,034        2,747         5,069           0       13,850
                                             -------      -------      --------     -------      -------
Cash -- end of period                        $ 7,759      $ 1,155      $  2,520     $     0      $11,434
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