Form 10-K/A
period 1997-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1997-06-09
CIK 813945

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                AMENDMENT NO. 2

                                       TO

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

                        COMMISSION FILE NUMBER: 0-15925

                         CAPITAL PACIFIC HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                  DELAWARE                                       95-2956559
       (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)

       4100 MACARTHUR BLVD., SUITE 200
          NEWPORT BEACH, CALIFORNIA                                 92660
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (714) 622-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          COMMON STOCK $.10 PAR VALUE
                             (TITLE OF EACH CLASS)

                          THE AMERICAN STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]      No

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

     At May 27, 1997, there were 14,995,000 shares of Common Stock outstanding.

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission no later than June 25, 1997.
================================================================================

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   FOR THE YEARS ENDED
                                                        ------------------------------------------
                                                        FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                                            1995           1996           1997
                                                        ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income..........................................    $  3,649       $  2,602      $    3,522
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Extraordinary gain, net..........................      (3,075)            --              --
     Provision for litigation judgment................       1,950             --              --
     Depreciation and amortization....................         794          1,390           1,876
     Changes in Assets and Liabilities
       Net of the Effects of the Purchase of Clark
          Wilson, Inc. and Durable Homes, Inc.:
          (Increase) decrease in accounts and notes
            receivable................................      (2,168)          (603)           (380)
          Increase in real estate projects............     (60,547)       (57,109)         (6,368)
          (Increase) decrease in prepaid expenses and
            other assets..............................        (470)        (2,013)         (1,131)
          Increase in accounts payable and accrued
            liabilities...............................       2,449         14,823          (5,123)
                                                           -------       --------       ---------
       Net cash provided by (used in) operating
          activities..................................     (57,418)       (40,910)         (7,604)
                                                           -------       --------       ---------
INVESTING ACTIVITIES:
  Acquisition of Clark Wilson Homes, Inc..............      (3,631)            --              --
  Purchases of property and equipment.................      (5,982)        (1,269)         (2,937)
  (Decrease) increase in investments in
     partnerships.....................................      (1,949)         1,635           1,114
                                                           -------       --------       ---------
       Net cash provided by (used in) investing
          activities..................................     (11,562)           366          (1,823)
                                                           -------       --------       ---------
FINANCING ACTIVITIES:
  Proceeds from senior unsecured notes payable, net...      95,834             --              --
  Proceeds from notes payable.........................      59,406        131,572         143,596
  Principal payments of notes payable.................     (63,425)       (98,949)       (134,051)
  Minority interest in joint ventures.................     (10,435)          (630)         (2,534)
                                                           -------       --------       ---------
       Net cash provided by (used in) financing
          activities..................................      81,380         31,993           7,011
                                                           -------       --------       ---------
Net increase (decrease) in cash and cash
  equivalents.........................................      12,400         (8,551)         (2,416)
Cash and cash equivalents, beginning of period........      10,001         22,401          13,850
                                                           -------       --------       ---------
Cash and cash equivalents, end of period..............    $ 22,401       $ 13,850      $   11,434
                                                           =======       ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH
  ACTIVITIES:
  Cash paid during the year for interest..............    $  6,556       $ 17,939          21,983
  Cash paid during the year for income taxes..........          20          1,479             500
  Residential inventory surrendered in exchange for
     debt forgiveness.................................       1,048             --              --
  Note payable and accrued interest reduced by debt
     forgiveness......................................       4,713             --              --
  Promissory note payable issued to seller in
     connection with the acquisition of Clark Wilson
     Homes, Inc.......................................       2,500             --              --
  Issuance of warrants in connection with offering of
     senior unsecured notes payable...................       1,501             --              --
  Land acquisition financed by purchase money trust
     deeds............................................       2,249             --              --
  Debt assumed by consolidated partnership for land
     contributed......................................          --          1,915              --


                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

 5. NOTES PAYABLE

     Notes payable consist of the following at February 29, 1996 and February 28, 1997 (in thousands):


                                                                     1996        1997
                                                                   --------    --------
        Promissory notes collateralized by deeds of trust,
          including interest varying from 9.5 percent to prime
          plus one percent.......................................  $  3,661    $  3,680
        Notes payable to bank, at banks prime rate plus one
          percent, maturing December 1996........................       241          --
        Notes payable to bank, including interest at prime plus
          2.5 percent, maturing June 7, 1997.....................     1,915          --
        Notes payable to banks, including interest varying from
          prime plus one percent to prime plus two percent
          maturing between May 31, 1997 and March 31, 1999
          secured by certain real estate inventories on a
          non-recourse basis.....................................    30,158      35,656
        Notes payable to bank, including interest at prime plus
          one percent with the term of the commitment reducing
          commencing March 31, 1998 secured by certain real
          estate inventories on a recourse basis.................    25,454      32,233
        Contingent promissory note payable to previous owner of
          Clark Wilson secured by Stock Pledge Agreement on a
          non-recourse basis, under which the amounts due,
          including interest at 8 percent, are fully dependent
          upon the performance of the entity acquired............     2,500       1,905
                                                                   --------    --------
                                                                   $ 63,929    $ 73,474
                                                                   ========    ========


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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                                   CAPITAL
                                   PACIFIC                           NON-                              TOTAL
                                HOLDINGS, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                --------------   -------------   -------------   ---------------   -------------
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land.....     $ 89,757        $  38,374       $  79,738                         $ 207,869
  Interest and other income,
    net.......................          908              251           3,130                         $   4,287
  Equity in income of partner-
    ships and
    subsidiaries(3)...........          316             (226)              0              168              259
                                --------------   -------------   -------------   ---------------   -------------
         Total Revenues.......       90,981           38,399          82,868              168          212,415
                                --------------   -------------   -------------   ---------------   -------------
Cost of homes and land........       72,293           35,399          66,450                           174,142
Selling, general and
  administrative..............       15,926            5,848          12,630                            34,404
Interest......................            0                0               0                                 0
Minority interest.............                                                           (192)            (192)
                                --------------   -------------   -------------   ---------------   -------------
Income before provision for
  income taxes................        2,762           (2,848)          3,788              360            4,061
Provision (benefit) for income
  taxes.......................          470                               70                               539
                                --------------   -------------   -------------   ---------------   -------------
         Net income (loss)....     $  2,292        $  (2,848)      $   3,718        $     360        $   3,522
                                ==============   ==============  ==============  ================  =============
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities........     $ (8,172)       $  (3,685)      $   1,719        $   2,534        $  (7,604)
Net cash from (used in)
  investing activities........          998           (2,174)           (647)               0           (1,823)
Net cash from (used in)
  financing activities........        8,899            4,267          (3,621)          (2,534)           7,011
                                --------------   -------------   -------------   ---------------   -------------
Net increase (decrease) in
  cash........................        1,725           (1,592)         (2,549)               0           (2,416)
Cash -- beginning of period...        6,034            2,747           5,069                0           13,850
                                --------------   -------------   -------------   ---------------   -------------
Cash -- end of period.........     $  7,759        $   1,155       $   2,520        $       0        $  11,434
                                ==============   ==============  ==============  ================  =============

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

      AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 1995 (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

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

     (a) The limited partnerships in which Peters Ranchland Company, Inc., is general partner:

           Ranchland Alicante Development, L.P.

           Ranchland Montilla Development, L.P.

           Ranchland Fairway Estates Development, L.P.

           Ranchland Portola Development, L.P.

           Grand Coto Estates, L.P.


     (b) The limited partnership in which J.M. Peters Nevada, Inc. and Durable Homes, Inc., are general partners:


           Taos Estates, L.P.


     (c) The wholly owned subsidiaries of Capital Pacific Holdings, Inc.:


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


     (d) Fifty percent owned entities of Capital Pacific Holdings, Inc.:


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


                  SIGNATURE                                  TITLE                    DATE
---------------------------------------------  ---------------------------------  -------------
            /s/  HADI MAKARECHIAN              Chairman of the Board               May 29, 1997
---------------------------------------------
              Hadi Makarechian

              /s/  DALE DOWERS                 Director, President and Chief       May 29, 1997
---------------------------------------------  Executive Officer
                 Dale Dowers

          /s/  MARQUIS L. CUMMINGS             Vice President and Chief            May 29, 1997
---------------------------------------------  Financial Officer
             Marquis L. Cummings

              /s/  WILLIAM FUNK                Director                            May 29, 1997
---------------------------------------------
                William Funk

              /s/  KARL KAISER                 Director                            May 29, 1997
---------------------------------------------
                 Karl Kaiser

             /s/  ALLAN L. ACREE               Director                            May 29, 1997
---------------------------------------------
               Allan L. Acree