Form 10-K/A
period 1997-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1997-06-18
CIK 813945

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 3

                                       TO

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

     At May 27, 1997, there were 14,995,000 shares of Common Stock outstanding.


     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission no later than June 27, 1997.

================================================================================

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