Form 10-K/A
period 1997-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1997-06-25
CIK 813945

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                   FORM 10-K


                               (AMENDMENT NO. 4)



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

GEOGRAPHIC MARKETS


     At February 28, 1997, the Company owned lots in various stages of development with respect to approximately 45 projects, including 17 projects located in the Orange, Los Angeles and Riverside Counties of Southern California, 9 projects located in Las Vegas, Nevada, 15 projects located in Austin, Texas and 4 projects located in Phoenix, Arizona. The Company is currently selling homes in 42 of these projects. The Company's homes currently range in size from 1,284 to 6,287 square feet in Southern California, from 1,110 to 3,342 square feet in Nevada, from 830 to 4,500 square feet in Texas and from 930 to 3,579 square feet in Arizona. The Company's homes are currently priced from $148,000 to $1,364,000 in Southern California, from $99,000 to $286,000 in Nevada, from $66,000 to $320,000 in Texas and from $72,000 to $300,000 in
Arizona. At February 28, 1997, the Company, including unconsolidated joint ventures, owned 2,087 building sites, including sites with finished homes or homes under construction (702 in California, 784 in Nevada, 454 in Texas and 147 in Arizona) and controlled an additional 1,240 building sites (158 in California, 419 in Nevada and 663 in Texas) through options and purchase contracts.

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


                                         AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)
                                                                LAST DAY OF FEBRUARY
                                         -------------------------------------------------------------------
                                           1993          1994           1995           1996           1997
                                         --------       -------       --------       --------       --------
INCOME STATEMENT DATA:
Total revenues(1)..................      $ 75,702       $91,066       $143,089       $169,018       $212,415
                                         --------       -------       --------       --------       --------
Cost and expenses:
  Cost of homes and land...........        68,257        73,348        112,152        138,707        171,665
  Adjustments to carrying value of
    real estate projects and
    investments in partnerships....        75,476            --             --             --
Interest expense...................         8,538           418             --             --
  Provision for litigation
    judgment.......................            --            --          1,950             --
  Selling, general and
    administrative.................         9,764        12,322         22,314         26,126         36,881
                                         --------       -------       --------       --------       --------
         Total costs and
           expenses................       162,035        86,088        136,416        164,833        208,546
                                         --------       -------       --------       --------       --------
Minority interest..................            --         4,332          5,883          1,080           (192)
                                         --------       -------       --------       --------       --------
Income (loss) before income taxes
  and extraordinary items..........       (86,333)          646            790          3,105          4,061
Income tax (benefit) expense.......        (1,792)           --            216            503            539
                                         --------       -------       --------       --------       --------
Income (loss) before extraordinary
  items............................       (84,541)          646            574          2,602          3,522
Extraordinary items:
  Extraordinary gain for debt
    retired at less than face
    value, net of taxes............            --         4,268          3,075             --             --
                                         --------       -------       --------       --------       --------
Net income (loss)..................      $(84,541)      $ 4,914       $  3,649       $  2,602       $  3,522
                                         ========       =======       ========       ========       ========
Net income (loss) per common share:
Before extraordinary items.........      $  (6.05)      $   .04       $    .04       $    .17       $    .23
Extraordinary items................            --           .30            .20             --             --
                                         --------       -------       --------       --------       --------
Net income (loss) per share(2).....      $  (6.05)      $   .34       $    .24       $    .17       $    .23
                                         ========       =======       ========       ========       ========


                                                            AT THE LAST DAY OF FEBRUARY
                                        --------------------------------------------------------------------
                                          1993           1994           1995           1996           1997
                                        --------       --------       --------       --------       --------
BALANCE SHEET DATA:
Real estate projects..................  $ 99,636       $105,696       $167,807       $227,194       $233,562
Total assets..........................   115,551        121,954        215,175        266,508        271,918
Notes payable.........................    38,433         34,709         29,391         63,929         73,474
Senior Unsecured Notes Payable........        --             --        100,000        100,000        100,000
Due to parent.........................     1,702             --             --             --             --
Stockholders' equity..................    48,015         55,594         60,744         63,346         66,868
OPERATING DATA (in units):
Homes closed..........................       115            404            824(3)       1,174          1,113
Homes contracted for..................       126            478            835(4)       1,182          1,039
Homes in backlog......................        92            305            432            438            366

---------------

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


     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 1997 of $36.9 million increased $10.8 million over fiscal year 1996. This increase was primarily due to the increased number of projects being marketed in California and Texas.


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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                       FOR THE YEARS ENDED
                                                          ----------------------------------------------
                                                          FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,
                                                              1995             1996             1997
                                                          ------------     ------------     ------------
REVENUES:
  Sales of homes and land.............................      $139,123         $163,768         $207,869
  Income (loss) from unconsolidated joint ventures....            (7)           1,560              259
  Interest and other income, net......................         3,973            3,690            4,287
                                                            --------         --------         --------
                                                             143,089          169,018          212,415
                                                            --------         --------         --------
COSTS AND EXPENSES:
  Cost of homes and land..............................       112,152          138,707          171,665
  Selling, general and administrative.................        22,314           26,126           36,881
  Provision for litigation judgment...................         1,950               --               --
  Minority interest...................................         5,883            1,080             (192)
  Interest............................................            --               --               --
                                                            --------         --------         --------
                                                             142,299          165,913          208,354
                                                            --------         --------         --------
Income before provision for income taxes and
  extraordinary gain..................................           790            3,105            4,061
Provision for income taxes............................           216              503              539
                                                            --------         --------         --------
Income before extraordinary gain......................           574            2,602            3,522
Extraordinary gain for debt retired at less than face
  value, net of taxes.................................         3,075               --               --
                                                            --------         --------         --------
Net income............................................      $  3,649         $  2,602         $  3,522
                                                            ========         ========         ========
NET INCOME PER COMMON SHARE:
  Before extraordinary gain...........................      $    .04         $    .17         $    .23
  Extraordinary gain..................................           .20               --               --
                                                            --------         --------         --------
  Net income..........................................      $    .24         $    .17         $    .23
                                                            ========         ========         ========
Weighted Average Number of Shares.....................        14,995           14,995           14,995
                                                            ========         ========         ========


                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The estimated fair values of the Company's financial instruments are as follows:

                                           AT FEBRUARY 29, 1996     AT FEBRUARY 28, 1997
                                           --------------------     ---------------------
                                           CARRYING      FAIR       CARRYING       FAIR
                                            AMOUNT       VALUE       AMOUNT       VALUE
                                           --------     -------     --------     --------
        Financial Assets:
          Cash and equivalents...........  $ 13,850     $13,850     $ 11,434     $ 11,434
        Financial Liabilities:
          Notes payable to banks.........  $ 59,806     $59,806     $ 67,889     $ 67,889
          Trust deed notes payable.......     1,622       1,622        3,680        3,680
          Senior unsecured notes
             payable.....................   100,000      96,000      100,000      100,000
          Promissory note payable........     2,500       2,500        1,905        1,905

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

            AS OF AND FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                   CAPITAL
                                   PACIFIC                           NON-                              TOTAL
                                HOLDINGS, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                --------------   -------------   -------------   ---------------   -------------
BALANCE SHEET
Cash..........................     $  7,759         $  1,155        $  2,520         $      0         $ 11,434
Inventories...................      154,188           45,163          38,109           (3,898)         233,562
Investment in Partnerships and
  subsidiaries(3).............       27,748            1,044              --          (27,679)           1,113
Intercompany advances.........       36,045          (21,592)        (14,453)                                0
Other.........................       16,437            3,863           5,509                            25,809
                                   --------         --------        --------         --------         --------
         Total Assets.........     $242,177         $ 29,633        $ 31,685         $(31,577)        $271,918
                                   ========         ========        ========         ========         ========
Accounts payable and accrued
  liabilities.................     $ 16,978         $  8,326        $  5,912                          $ 31,216
Intercompany advances.........                                                                               0
Notes payable.................      159,195            7,009           7,270                           173,474
Minority interest.............                                                            360              360
Shareholders' equity..........       66,004           14,298          18,503          (31,937)          66,868
                                   --------         --------        --------         --------         --------
         Total Liabilities and
           Equity.............     $242,177         $ 29,633        $ 31,685         $(31,577)        $271,918
                                   ========         ========        ========         ========         ========

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                                   CAPITAL
                                   PACIFIC                           NON-                              TOTAL
                                HOLDINGS, INC.   GUARANTORS(1)   GUARANTORS(2)   ELIMINATIONS(4)   CONSOLIDATED
                                --------------   -------------   -------------   ---------------   -------------
STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land.....     $ 89,757         $ 38,374        $ 79,738                          $207,869
  Interest and other income,
    net.......................          908              251           3,130                          $  4,287
  Equity in income of
    partnerships and
    subsidiaries(3)...........          316             (226)              0              168              259
                                   --------         --------        --------         --------         --------
         Total Revenues.......       90,981           38,399          82,868              168          212,415
                                   --------         --------        --------         --------         --------
Cost of homes and land........       69,816           35,399          66,450                           171,665
Selling, general and
  administrative..............       18,403            5,848          12,630                            36,881
Interest......................            0                0               0                                 0
Minority interest.............                                                           (192)            (192)
                                   --------         --------        --------         --------         --------
Income before provision for
  income taxes................        2,762           (2,848)          3,788              360            4,061
Provision (benefit) for income
  taxes.......................          470                               70                               539
                                   --------         --------        --------         --------         --------
         Net income (loss)....     $  2,292         $ (2,848)       $  3,718         $    360         $  3,522
                                   ========         ========        ========         ========         ========
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities........     $ (8,172)        $ (3,685)       $  1,719         $  2,534         $ (7,604)
Net cash from (used in)
  investing activities........          998           (2,174)           (647)               0           (1,823)
Net cash from (used in)
  financing activities........        8,899            4,267          (3,621)          (2,534)           7,011
                                   --------         --------        --------         --------         --------
Net increase (decrease) in
  cash........................        1,725           (1,592)         (2,549)               0           (2,416)
Cash -- beginning of period...        6,034            2,747           5,069                0           13,850
                                   --------         --------        --------         --------         --------
Cash -- end of period.........     $  7,759         $  1,155        $  2,520         $      0         $ 11,434
                                   ========         ========        ========         ========         ========

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

15. UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the years ended February 29, 1996 and February 28, 1997 is as follows (in thousands except for per share data):


                                                                  QUARTER
                                          --------------------------------------------------------
                                           FIRST      SECOND       THIRD      FOURTH       TOTAL
                                          -------     -------     -------     -------     --------
1997:
Total revenues........................    $45,900     $64,392     $50,176     $51,947     $212,415
Gross profit on sales of homes and          8,025      10,594       7,367      10,218       36,204
  land................................
Net income (loss).....................    $   327     $ 2,066     $   940     $   189     $  3,522
                                          =======     =======     =======     =======     ========
Net income (loss) per common share....    $   .02     $   .14     $   .06     $   .01     $    .23
                                          =======     =======     =======     =======     ========
1996:
Total revenues........................    $33,140     $28,416     $33,558     $73,904     $169,018
Gross profit on sales of homes and          5,426       4,633       4,817      10,185       25,061
  land................................
Net income (loss).....................    $  (273)    $  (226)    $   550     $ 2,551     $  2,602
                                          =======     =======     =======     =======     ========
Net income (loss) per common share....    $  (.02)    $  (.01)    $   .04     $   .16     $    .17
                                          =======     =======     =======     =======     ========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission no later than June 27, 1997 (the "Proxy Statement").


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

            Notes to Consolidated Financial Statements.