Form 10-Q
period 1997-05-31
CAPITAL PACIFIC HOLDINGS INC
filed 1997-07-15
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
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

        Class and Title of              Shares Outstanding as of
          Capital Stock                       July 15, 1997

   Common Stock, $.10 Par Value                 14,995,000

                         CAPITAL PACIFIC HOLDINGS, INC.
                               INDEX TO FORM 10-Q



                                                                           Page
                                                                           ----

Part I - Financial Information:

   Item 1 - Financial Statements

            Consolidated Balance Sheets -
            May 31, 1996 and May 31, 1997                                     1

            Consolidated Statements of Operations for the
            Three Months Ended May 31, 1997 and 1996                          2

            Consolidated Statements of Cash Flows for the
            Three Months Ended May 31, 1997 and 1996                          3

            Notes to Consolidated Financial Statements                       4-8


   Item 2 - Management's Discussion and Analysis of
            Results of Operations and Financial
            Condition                                                       9-12


Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8K                                13



(a)  Exhibit Number            Description                    Method of Filing
     --------------   -------------------------------------   ----------------
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

        None Filed

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                           ASSETS
                                                                     May 31       February 28,
                                                                      1997            1997
                                                                  (Unaudited)
                                                                ------------      ----------

Cash and cash equivalents                                             $7,521         $11,434
Restricted cash                                                        1,359           1,417
Accounts and notes receivable                                          5,876           4,801
Residential inventories                                              229,089         233,562
Plant, property and equipment                                          8,520           7,746
Prepaid expenses and other assets                                     11,727          12,958
                                                                ------------      ----------
                                                                    $264,092        $271,918
                                                                ============      ==========




                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                             $22,496         $31,216
Notes payable                                                         73,305          73,474
Bonds payable                                                        100,000         100,000
                                                                ------------      ----------
        Total liabilities                                            195,801         204,690
                                                                ------------      ----------

Minority Interest                                                        360             360

Stockholders' equity (deficit):
  Common stock, par value $.10 per share, 30,000,000 shares
      authorized; 14,995,000 issued and outstanding                    1,500           1,500
  Additional paid-in capital                                         211,888         211,888
  Accumulated deficit                                               (145,457)       (146,520)
                                                                ------------      ----------
        Total stockholders' equity                                    67,931          66,868
                                                                ------------      ----------
                                                                    $264,092        $271,918
                                                                ============      ==========




        The accompanying notes are an integral part of these statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                Three months
                                               ended May 31,
                                           ----------------------
                                              1997         1996
                                           ----------   ---------
Revenue:
  Sales of homes                             $34,065     $44,732
  Sales of land and lots                           0         700
  Interest and other income                    1,745         468
                                           ----------   ---------
                                              35,810      45,900
                                           ----------   ---------

Costs and expenses:
  Cost of homes                               26,589      36,846
  Cost of land and lots                            0         561
  Selling, general and administrative          7,978       7,872
  Minority Interest                                0         114
                                           ----------   ---------
                                              34,567      45,393

                                           ----------   ---------
Income (loss) before income taxes              1,243         507

Provision (benefit) for income taxes             180         180

                                           ----------   ---------
NET INCOME/(LOSS)                             $1,063        $327
                                           ==========   =========



Net income/(loss) per common share:            $0.07       $0.02
                                           ==========   =========


Weighted average number of common shares      14,995      14,995
                                           ==========   =========




        The accompanying notes are an integral part of these statements.
                                        2

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             For the three months ended
                                                                       May 31,
                                                             --------------------------
                                                               1997              1996
                                                             --------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                           $1,063              $327
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:

        Change in restricted cash                                 58               (70)
        Depreciation and amortization                            409               413
        (Increase) decrease in residential inventories         4,473            (6,761)
        (Increase) decrease in receivables, prepaid
            expenses and other assets                            105            (1,086)
        Decrease in accounts payable and
            accrued liabilities                               (8,720)           (8,870)
                                                             --------         ---------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                  (2,612)          (16,047)
                                                             --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant, property and equipment, net              (994)             (636)
    Decrease (increase) in investment in partnerships           (138)            1,459
                                                             --------         ---------
NET CASH FROM (USED IN) INVESTING ACTIVITIES                  (1,132)              823
                                                             --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) in minority interest in joint ventures              0            (1,599)
    Borrowings from (payments to) notes payable, net            (169)           18,196
                                                             --------         ---------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                    (169)           16,597
                                                             --------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (3,913)            1,373
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              11,434            13,850
                                                             --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $7,521           $15,223
                                                             ========         =========




        The accompanying notes are an integral part of these statements.
                                        3

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K/A for the fiscal year ended February 28, 1997 of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended May 31, 1997, are not necessarily indicative of the results that may be expected for the year ending February 28, 1998.

2. Notes payable:

   Notes payable at May 31, 1997 and February 28, 1997, are summarized as follows (in thousands):

                                                                                    May 31,    February 28,
                                                                                      1997         1997
                                                                                   ------------------------
Promissory notes collateralized by
   deeds of trust, including
   interest varying from 9.5 percent to
   prime plus 1.0 percent                                                           $  3,649     $  3,680

Notes payable to banks, including interest varying from prime plus one percent to prime plus two percent, maturing between May 31, 1997 & March 31, 1999 secured by certain real estate
   inventories on a non-recourse basis                                                42,985       35,656

Notes payable to banks, including interest at prime plus one percent with terms of the commitment reducing commencing March 31, 1998, secured by certain real
   estate inventories on a recourse basis                                             25,521       32,233

Contingent promissory note payable to previous owner of Clark Wilson secured by
   Stock Pledge Agreement on a non-recourse basis, under which the amounts due, including interest at 8 percent, are fully dependent on the performance of the entity acquired
                                                                                       1,150         1,905
                                                                                     -------       -------
                                                                                     $73,305       $73,474
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

               As Of And For The Three Months Ended May 31, 1997
                                 (In Thousands)
                                  (Unaudited)

                                 Capital Pacific                       Non-                               Total
                                 Holdings, Inc.   Guarantors (1)   Guarantors (2)   Eliminations (4)    Consolidated

BALANCE SHEET
Cash                                    $4,956           $1,404           $1,161                 $0           $7,521
Inventories                            142,072           45,890           45,026             (3,898)         229,090
Investment in Partnerships
   and subsidiaries (3)                 34,884            1,048                0            (34,680)           1,252
Intercompany advances                   24,313          (10,828)         (13,103)                 0              382
Other                                   15,486            4,102            6,259                  0           25,847
                                      --------          -------          -------           --------         --------
    Total Assets                      $221,711          $41,616          $39,343           ($38,578)        $264,092
                                      ========          =======          =======           ========         ========
Accounts payable and
  accrued liabilities                  $13,003           $4,127           $5,208               $159          $22,497
Intercompany advances                        0                0                0                  0                0
Notes payable                          141,031           19,387           12,887                             173,305
Minority interest                            0                0                0                360              360
Shareholders' equity                    67,677           18,102           21,248            (39,097)          67,930
                                      --------          -------          -------           --------         --------
  Total Liabilities & Equity          $221,711          $41,616          $39,343           ($38,578)        $264,092
                                      ========          =======          =======           ========         ========

STATEMENT OF OPERATIONS
Revenues:
  Sales of homes and land              $18,055           $5,791          $10,219                 $0          $34,065
  Interest and other income, net           317              264            1,174                               1,755
  Equity in income of
    partnerships and
    subsidiaries (3)                       (10)               0                0                  0              (10)
                                      --------          -------          -------           --------         --------
      Total Revenues                    18,362            6,055           11,393                  0           35,810
                                      --------          -------          -------           --------         --------
  Cost of homes and land                12,963            5,083            8,543                              26,589
  Selling, general and
    administrative                       3,547            1,168            3,104                159            7,978
  Minority interest                          0                0                0                  0                0
                                      --------          -------          -------           --------         --------
  Income (loss) before
    provision (benefit) for
    income taxes                         1,852             (196)            (254)              (159)           1,243
  Provision (benefit) for
    income taxes                           180                0                0                                 180
                                      --------          -------          -------           --------         --------
  NET INCOME (LOSS)                    $ 1,672           $ (196)          $ (254)             $(159)         $ 1,063
                                      ========          =======          =======           ========         ========


                                  Capital Pacific                           Non-                                 Total
                                   Holdings, Inc.     Guarantors (1)   Guarantors (2)     Eliminations (4)    Consolidated
STATEMENT OF CASH FLOWS
Net cash from (used in)
  operating activities                  $ 23,449           $(12,105)         $(6,956)             $(7,000)         $(2,612)
Net cash from (used in)
  investment activities                   (8,088)               (24)             (20)               7,000           (1,132)
Net cash from (used in)
  financing activities                   (18,164)            12,378            5,617                    0             (169)
                                        --------           --------          -------              -------          -------
Net increase (decrease)
  in cash                                 (2,803)               249           (1,359)                   0           (3,913)
Cash - beginning of
  period                                   7,759              1,155            2,520                    0           11,434
                                        --------           --------          -------              -------          -------
Cash - end of period                    $  4,956           $  1,404          $ 1,161              $     0          $ 7,521
                                        ========           ========          =======              =======          =======

                   NOTES TO SUPPLEMENTAL GUARANTOR INFORMATION


(1) Guarantors are Durable Homes, Inc., J.M. Peters Nevada, Inc., and Peters Ranchland Company, Inc., all wholly-owned subsidiaries of Capital Pacific Holdings, Inc.

(2)         The non-guarantors are:

            (a) The limited partnerships in which Peters Ranchland Company, Inc., is general partner:

                        -  Ranchland Alicante Development, L.P.
                        -  Ranchland Montilla Development, L.P.
                        -  Ranchland Fairway Estates Development, L.P.
                        -  Ranchland Portola Development, L.P.
                        -  Grand Coto Estates, L.P.
                        -  M.P.E. Partners, L.P.

            (b) The limited partnerships in which Capital Pacific Holdings, Inc. is a general partner:

                        -  J.M.P. Harbor View, L.P.
                        -  J.M.P. Canyon Estates, L.P.

            (c)         The limited partnership in which J.M. Peters Nevada,Inc.
                        and Durable Homes, Inc. are general partners:

                        -  Taos Estates, L.P.

            (d) The limited liability company in which Capital Pacific Holdings, Inc. is a member:

                        -  R.P.V. Associates L.L.C.

            (e)         The wholly-owned subsidiaries of Capital Pacific
                        Holdings, Inc.:

                        -  Newport Design Center, Inc.
                        -  Capital Pacific Communities, Inc.
                        -  Capital Pacific Homes, Inc.
                        -  J.M. Peters Arizona, Inc. (expected to become a
                             guarantor in fiscal year 1998)
                        -  J.M. Peters Homes of Arizona, Inc.(expected to become
                             a guarantor in fiscal year 1998)
                        -  Capital Pacific Mortgage, Inc. (expected to become a
                             guarantor in fiscal year 1998)
                        - Clark Wilson Homes, Inc. (expected to become a
                             guarantor in fiscal year 1998)
                        -  Fairway Financial Corporation
                        -  Parkland Estates, Inc. (expected to become
                             a guarantor in fiscal year 1998)
                        -  J.M. Peters California, Inc. (expected to become a
                             guarantor in fiscal year 1998)

                    NOTES TO SUPPLEMENTAL GUARANTOR INFORMATION
                                       (Continued)

            (f)         The fifty percent owned entity of Capital Pacific
                        Holdings, Inc.:

                        -  Bay Hill Escrow, Inc.

(3) Investments in partnerships and subsidiaries are accounted for by the Company and the Guarantors on the equity method for purposes of the supplemental combining presentation.

(4) The elimination entries eliminate investments in subsidiaries, partnerships and intercompany balances.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                                    OVERVIEW

The Company experienced a successful first quarter of operations. Pre-tax net income for the quarter exceeded $1.2 million, an increase of 145% over the corresponding period last year. Housing sales revenues decreased 23.8% and closings decreased 38.1% compared to the corresponding quarter of the previous year, reflecting in part the Company's efforts to increase average sales prices and to improve profit margins. The decrease in closings and the resultant decrease in sales revenue was primarily due to constraints in both the existing bank lines and the bond indenture, limiting borrowing capacity thus, construction starts and therefore sales releases in the third and fourth quarter of fiscal 1997. Despite the lower volume, the Company's gross profit margin on home and lot closings increased to 22.0% during the first quarter of fiscal 1998 as compared to 17.6% during the first quarter of fiscal 1997. The increase in pre-tax income is the consequence of improvements in existing operations and is not the results of newly acquired operations. While the prior result should not be used to predict future performance, this quarter represents a continuation of a trend of improved performance from ongoing operations. The Company changed the names under which it operates in both Nevada & Arizona to Capital Pacific Homes.

         FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including projections and assumption regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, availability to homebuilders of financing for acquisitions, development and construction, availability of financing to homebuyers for permanent mortgages, interest rate levels and the demand for housing; supply levels of labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory and weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

                              RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1998 COMPARED WITH THE FIRST QUARTER OF FISCAL 1997:

The Company increased net income by $736 thousand to $1.06 million for the first quarter of fiscal 1998 compared to net income of $327 thousand for the first quarter of fiscal 1997, an increase of over 225%. The increase is a result of improved profit margins and an increase in the average selling price of homes closed.

Revenues from housing sales for the first quarter of fiscal 1998 decreased 23.8% from the corresponding period of fiscal 1997 to $34.1 million from $44.7 million. The decrease in closings and the resultant decrease in sales revenue was primarily due to constraints in both the existing bank lines and the bond indenture, limiting borrowing capacity thus, construction starts and therefore sales releases in the third and fourth quarter of fiscal 1997. Home closings for the first quarter of fiscal 1998 decreased 38.5% to 155 from 252 homes during the first quarter of fiscal 1997. These amounts include closings of 1 home in unconsolidated joint venture operations during the first quarter of fiscal 1998 compared to 11 homes during the first quarter of fiscal 1997. However, the Company's average sales price per unit increased to $222 thousand for the first quarter of fiscal 1998 from $177 thousand for the first quarter of fiscal 1997, a 25.4% increase.

The Company's decreased cost of home sales for the three months ended May 31, 1997 to $26.6 million from $36.8 million for the three months ended May 31, 1996. This resulted from the decrease in closings.

The selling, general and administrative expense of $8.0 million for the first quarter of fiscal 1998 increased slightly, as compared to the first quarter of fiscal 1997. As a percentage of housing revenue, selling, general and administrative expenses increased to 23.6% in the first quarter of fiscal 1998 compared to 17.6% for the corresponding quarter of fiscal 1997. This change is due to the lower unit volume.

Minority interest expense was close to zero for the first quarter of fiscal 1998 compared to an expense of $114 thousand for the first quarter of fiscal 1997. The change is due primarily to progress in completing consolidated joint venture projects.

The Company's net orders (homes contracted for sale, less cancellations) decreased by 36.7% to 238 in the first quarter of fiscal 1998 compared to 376 for the corresponding quarter of fiscal 1997. The total value of the Company's backlog (homes under contract but not closed) decreased by 5.4% to $113.5 million at May 31, 1997 from $120 million at May 31, 1996. The number of homes in backlog decreased to 449 homes at May 31, 1997 from 564 homes at May 31, 1996. Although the unit count in the Company's net orders decreased by 36.7%, the actual backlog value in terms of dollars only decreased slightly by 5.4%. The decreases in net orders and backlog result from the Company's efforts to stabilize the number of homes under construction. These efforts have had the effect of reducing the number of homes released for sale during the first quarter of fiscal 1998.

The Company's unit/lot closings and revenues for the first fiscal quarter of 1998 are segregated by region as follows:


                  Unit/lot Closings       Revenues

California              48                $ 18.4 million
Texas                   50                   8.4 million
Nevada                  39                   5.8 million
Arizona                 18                   1.8 million
                       ---                 -------------
                       155                $ 34.4 million


The unit/lot and revenue figures for California include 1 home and $298 thousand in revenues on projects in unconsolidated joint ventures.

                               FINANCIAL CONDITION

As of May 31, 1997, the Company has in place three separate facilities totalling $90 million (the "Facilities") with its principal bank lender (the "Bank").

A commitment fee is payable annually on the Facilities. Availability of funds under the Facilities is subject to, among other things, the Indenture governing the Company's bond obligations, specific loan-to-value factors, appraisal reports and satisfactory underwriting by the bank on a project basis. At May 31, 1997, the Company had aggregate borrowings outstanding of $39.8 million under the Facilities.

The Facilities are secured by liens on various completed or under construction homes and lots held by the Company. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At May 31, 1997, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of May 31, 1997, no such event had occurred.

Clark Wilson, Durable and the Company's Arizona division (the latter two, now doing business as Capital Pacific Homes) also have secured non-recourse lines of credit to facilitate construction activity. Clark Wilson has several non-recourse lines of credit for a total of $37.5 million with maturity dates from May 31, 1997 to July 19, 1998. During the first quarter of fiscal year 1998, Durable secured a $30.0 million non-recourse line of credit to replace its existing $15.0 million non-recourse line and the Company's Arizona operations secured a $10.0 million non-recourse line of credit.

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

                               BALANCE SHEET ITEMS

Cash and cash equivalents decreased to $7.5 million at May 31, 1997 from $11.4 million at February 28, 1997 primarily due to a reduction in total liabilities. The Company anticipates that the level of cash and financing available is sufficient to meet its needs in the near term.

Residential inventories slightly decreased from $233.6 million at February 28, 1997 to $229.1 million at May 31, 1997. The slight decrease is due to a lesser number of residential homes under construction.

                          Part II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8K

            (a) Exhibits

                Exhibit Number
                     27            Financial Data Schedule

            (b) Reports on Form 8-K

                           None Filed

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CAPITAL PACIFIC HOLDINGS, INC.


Date:  July 15, 1997               BY: /s/ DALE DOWERS
                                       ---------------------------
                                       Dale Dowers, President and
                                       Chief Executive Officer




Date:  July 15, 1997               BY: /s/ MARQUIS L. CUMMINGS
                                       ----------------------
                                       Marquis L. Cummings, Vice
                                       President, Finance and Chief
                                       Financial Officer
                                       (Principal Financial Officer)


     (a)  Exhibit
           Number         Description                  Method of Filing
           ------         ----------------------       ----------------

           27            Financial Data Schedule       Filed with this
                                                             document
