Form 10-Q
period 1997-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 1997-10-15
CIK 813945

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended August 31, 1997

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

        Class and Title of                             Shares Outstanding as of
          Capital Stock                                   September 30, 1997
        ------------------                             ------------------------
   Common Stock, $.10 Par Value                               14,995,000

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
Part I - Financial Information:

         Item 1 - Financial Statements

                  Consolidated Balance Sheets --
                  August 31, 1997 and February 28, 1997                       3

                  Consolidated Statements of Income for the Three
                  and Six Months Ended August 31, 1997 and 1996               4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended August 31, 1997 and 1996                   5

                  Notes to Consolidated Financial Statements               6-11

         Item 2 - Management's Discussion and Analysis of
                  Results of Operations and Financial Condition           12-17

Part II - Other Information:

         Item 5 - Other Information                                       18-19

         Item 6 - Exhibits and Reports on Form 8-K                           20


      (a)  Exhibit Number        Description                    Method of Filing
           --------------        -----------                    ----------------
                27               Financial Data Schedule        Filed with this document

                99.1             Amended and Restated           Filed with this document
                                 Limited Liability Company
                                 Agreement

                99.2             Investment and Stockholder     Filed with this document
                                 Agreement

                99.3             Registration Rights            Filed with this document
                                 Agreement

      (b) Reports on Form 8-K

          None Filed

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    August 31, 1997   February 28, 1997
                                                                    ---------------   -----------------
                                                                      (Unaudited)
ASSETS

Cash and cash equivalents                                              $  10,580          $  11,434
Restricted cash                                                            1,359              1,417
Accounts and notes receivable                                              5,056              4,801
Real estate projects                                                     223,369            233,562
Property, plant and equipment                                              8,395              7,746
Prepaid expenses and other assets                                         10,247             12,958
                                                                       ---------          ---------
                    Total assets                                       $ 259,006          $ 271,918
                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                               $  21,500          $  31,216
Notes payable                                                             67,791             73,474
Senior unsecured notes payable                                           100,000            100,000
                                                                       ---------          ---------
                    Total liabilities                                    189,291            204,690

Minority Interest                                                            360                360
                                                                       ---------          ---------

Stockholders' equity:
   Common stock, par value $.10 per share, 30,000,000 shares
     authorized; 14,995,000 shares issued and outstanding                  1,500              1,500
   Additional paid-in capital                                            211,888            211,888
   Accumulated deficit                                                  (144,033)          (146,520)
                                                                       ---------          ---------

                    Total stockholders' equity                            69,355             66,868
                                                                       ---------          ---------

                    Total liabilities and stockholders' equity         $ 259,006          $ 271,918
                                                                       =========          =========


                 See accompanying notes to financial statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                                Three months                      Six months
                                                              ended August 31,                  ended August 31,
                                                         -------------------------          -------------------------
                                                           1997             1996              1997             1996
                                                         --------         --------          --------         --------
Sales of homes and land                                  $ 46,096         $ 64,251          $ 80,900         $110,543

Cost of sales                                              37,924           55,285            66,145           94,407
                                                         --------         --------          --------         --------

        Gross margin                                        8,172            8,966            14,755           16,136

Selling, general and administrative expenses                6,503            7,582            12,326           14,063
                                                         --------         --------          --------         --------

        Income from operations                              1,669            1,384             2,429            2,073

Interest and other income, net                                403              392               886              324

Minority Interest                                              --              248                --              134
                                                         --------         --------          --------         --------

        Income before income taxes                          2,072            2,024             3,315            2,531

Provision (benefit) for income taxes                          648              (42)              828              138
                                                         --------         --------          --------         --------

        Net income                                       $  1,424         $  2,066          $  2,487         $  2,393
                                                         ========         ========          ========         ========

        Net income per common share:                     $   0.10         $   0.14          $   0.17         $   0.16
                                                         ========         ========          ========         ========

        Weighted average number of common shares           14,995           14,995            14,995           14,995
                                                         ========         ========          ========         ========


                 See accompanying notes to financial statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   For the six months ended
                                                                                          August 31,
                                                                                  --------------------------
                                                                                    1997              1996
                                                                                  --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                   $  2,487          $  2,393
          Adjustments to reconcile net income to net cash used in
            operating activities:

               Change in restricted cash                                                58               111
               Depreciation and amortization                                           885               594
               (Increase) decrease in real estate projects                          11,528            (4,685)
               (Increase) decrease in receivables, prepaid expenses
                   and other assets                                                  2,079            (2,107)
               Decrease in accounts payable and accrued liabilities                (11,502)          (12,432)
                                                                                  --------          --------
                      Net cash provided by (used in) operating activities            5,985           (16,126)
                                                                                  --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of property and equipment, net                                  (1,156)             (883)
          Decrease (increase) in investment in joint ventures                           --             1,561
                                                                                  --------          --------
                      Net cash provided by (used in) investing activities           (1,156)              678
                                                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

         (Decrease) in minority interest in joint ventures                               0              (347)
          Borrowings from (payments to) notes payable, net                          (5,683)           17,249
                                                                                  --------          --------
                      Net cash provided by (used in) financing activities           (5,683)           16,902
                                                                                  --------          --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                      (854)            1,454

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                                    11,434            13,850
                                                                                  --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 10,580          $ 15,304
                                                                                  ========          ========


                 See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K/A for the fiscal year ended February 28, 1997 of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six month periods ended August 31, 1997, are not necessarily indicative of the results that may be expected for the year ending February 28, 1998.


2.       Reclassifications

         Certain items in prior period financial statements have been reclassified in order to conform with current year presentation.


3.       Notes payable

         Notes payable at August 31, 1997 and February 28, 1997, are summarized as follows (in thousands):

                                                   August 31,     February 28,
                                                      1997            1997
                                                   ----------     -----------
Promissory notes collateralized by
   deeds of trust, including
   interest varying from 9.5 percent to
   prime plus one percent                            $ 1,770         $ 3,680

Notes payable to banks, including interest
   varying from prime plus one percent
   to prime plus two percent, maturing
   between October 30, 1997 and March 31,
   1999 secured by certain real estate
   projects on a non-recourse basis                   42,534          35,656

                                                                         August 31, 1997          February 28, 1997
                                                                        ----------------          -----------------
Notes payable to banks, including interest
   at prime plus one percent with terms
   of the commitment reducing commencing
   September 30, 1997, secured by certain
   real estate inventories on a recourse basis                             $   22,252                $   32,233

Contingent promissory note payable to previous
   owner of Clark Wilson secured by
   Stock Pledge Agreement on a non-recourse
   basis, under which the amounts due,
   including interest at 8 percent, are fully
   dependent on the performance of the entity
   acquired                                                                     1,235                     1,905
                                                                           ----------                ----------
                                                                           $   67,791                $   73,474
                                                                           ==========                ==========

4.       Supplemental Guarantor Information

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

               As Of And For The Six Months Ended August 31, 1997
                                 (In thousands)
                                   (Unaudited)

                                        Capital Pacific                          Non-                               Total
                                         Holdings, Inc.   Guarantors(1)   Guarantors(2)     Eliminations(4)     Consolidated
                                        ---------------   -------------   -------------     ---------------     ------------
BALANCE SHEET:

ASSETS

Cash                                        $ 10,849         $    260         $    830          $      0          $ 11,939
Real estate projects                         137,404           44,361           45,502            (3,898)          223,369
Investment in partnerships
  and subsidiaries(3)                         34,850            1,048                0           (34,680)            1,218
Intercompany advances                         23,969          (13,716)         (10,990)                0              (737)
Other                                         12,919            4,105            6,193                 0            23,217
                                            --------         --------         --------          --------          --------
          Total assets                      $219,990         $ 36,059         $ 41,534          $(38,578)         $259,006
                                            ========         ========         ========          ========          ========

LIABILITIES AND EQUITY

Accounts payable and
  accrued liabilities                       $ 14,211         $  3,477         $  3,812          $      0          $ 21,500
Intercompany advances                              0                0                0                 0                 0
Notes payable                                137,493           14,842           15,455                 0           167,791
Minority interest                                  0                0                0               360               360
Stockholders' equity                          68,286           17,739           22,267           (38,939)           69,355
                                            --------         --------         --------          --------          --------

          Total liabilities and equity      $219,990         $ 36,059         $ 41,534          $(38,578)         $259,006
                                            ========         ========         ========          ========          ========

               As Of And For The Six Months Ended August 31, 1997
                                 (In thousands)
                                   (Unaudited)

                                          Capital Pacific                       Non-                              Total
                                           Holdings, Inc.   Guarantors(1)   Guarantors(2)  Eliminations(4)     Consolidated
                                           --------------   -------------   -------------  ---------------     ------------
STATEMENT OF OPERATIONS:

Revenues:
  Sales of homes and land                    $38,106           $12,561          $30,233         $     0           $80,900
  Interest and other income, net                 250                13              638               0               901
  Equity in income of partnerships
   and subsidiaries(3)                           (15)                0                0               0               (15)
                                             -------           -------          -------         -------           -------
      Total Revenues                          38,341            12,574           30,871               0            81,786
                                             -------           -------          -------         -------           -------
  Cost of homes and land                      29,939            11,378           24,828               0            66,145
  Selling, general and administrative          4,668             2,369            5,289               0            12,326
  Interest                                         0                 0                0               0                 0
  Minority interest                                0                 0                0               0                 0
                                             -------           -------          -------         -------           -------
  Income before provision for income
   taxes                                       3,736            (1,173)             754               0             3,315
  Provision (benefit) for income taxes           824                (0)               4               0               828
                                             -------           -------          -------         -------           -------
      NET INCOME (LOSS)                      $ 2,910           $(1,173)         $   751         $     0           $ 2,487
                                             =======           =======          =======         =======           =======

STATEMENT OF CASH FLOWS:

Net cash from (used in)
  operating activities                       $31,585           $(8,724)         $(9,876)        $(7,000)          $ 5,985

Net cash from (used in)
  investment activities                       (8,112)              (24)             (20)          7,000            (1,156)

Net cash from (used in)
  financing activities                       (21,702)            7,834            8,185                            (5,683)
                                             -------           -------          -------         -------           -------

Net increase (decrease) in cash                1,771              (914)          (1,711)                             (854)

Cash--beginning of period                      7,759             1,155            2,520              --            11,434
                                             -------           -------          -------         -------           -------
Cash--end of period                          $ 9,530           $   241          $   809         $     0           $10,580
                                             =======           =======          =======         =======           =======

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

                  -  Taos Estates, L.P

    (d) The limited liability company in which Capital Pacific Holdings, Inc. is a member:

                  -  R.P.V. Associates L.L.C.

    (e) The wholly-owned subsidiaries of Capital Pacific Holdings, Inc.:

                  - Newport Design Center, Inc.
                  - Capital Pacific Communities, Inc.
                  - Capital Pacific Homes, Inc.
                  - J.M. Peters Arizona, Inc.
                  - J.M. Peters Homes of Arizona, Inc.
                  - Capital Pacific Mortgage, Inc.
                  - Clark Wilson Homes, Inc.
                  - Fairway Financial Corporation
                  - Parkland Estates, Inc.
                  - J.M. Peters California, Inc.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                                    OVERVIEW

The Company experienced a successful second quarter of operations. Pre-tax net income for the quarter of $2.1 million represented a slight increase from the corresponding period last year. Sales of homes and land decreased by 28.3% and closings decreased by 40.4% compared to the corresponding quarter of the previous year. This decrease is partially the result of unusually high activity in the second quarter of fiscal 1997. The decrease in closings and the resultant decrease in sales was also due to constraints in the existing bank lines, which limited borrowing capacity, thus construction starts and therefore sales releases in the past three quarters. The Company's gross profit margin on home and lot closings increased to 17.7% during the second quarter of fiscal 1998 as compared to 14.0% during the second quarter of fiscal 1997. The Company's average sales price per unit has increased to $215 thousand for the first six months of fiscal 1998 from $191 thousand for the first six months of fiscal 1997 and the inventory of completed homes has decreased from 90 homes at February 28, 1997 to 54 homes at August 31, 1997.

         FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, availability to homebuilders of financing for acquisitions, development and construction, availability of financing to homebuyers for permanent mortgages, interest rate levels and the demand for housing; supply levels of labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather (including the predicted impact of El Nino) and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

                              RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1998 COMPARED WITH THE SECOND QUARTER OF FISCAL 1997:

Net income decreased by $642 thousand to $1.4 million for the second quarter of fiscal 1998 compared to net income of $2.1 million for the second quarter of fiscal 1997. As pre-tax net income was virtually unchanged, the decrease in net income was due almost entirely to the fact that the Company recorded a larger tax provision in fiscal 1998 due to the anticipated utilization of the remaining available net operating loss carryforwards in the current year.

Sales of homes and land for the second quarter of fiscal 1998 decreased 28.3% from the corresponding period of fiscal 1997 to $46.1 million from $64.3 million. Home closings for the second quarter of fiscal 1998 decreased 40.4% to 198 from 332 homes during the second quarter of fiscal 1997. The decrease in closings and the resultant decrease in sales was partially due to an unusually strong second quarter in fiscal 1997, as well as the Company's focus over the past several fiscal quarters on increasing average sales prices and decreasing focus on higher volume but lower profit sales of lower priced homes [and to constraints in the existing bank lines, which limited borrowing capacity, thus construction starts and sales releases in the past three quarters]. The Company's average sales price per unit increased to $214 thousand for the second quarter of fiscal 1998 from $195 thousand for the second quarter of fiscal 1997, a 9.7% increase. Unconsolidated joint venture operations posted no sales during the second quarter of fiscal 1998 compared to 13 homes during the second quarter of fiscal 1997.

The Company's cost of sales for the three months ended August 31, 1997 decreased to $37.9 million from $55.3 million for the three months ended August 31, 1996. This resulted primarily from the decrease in closings. The Company's gross margin improved to 17.7% for the three months ended August 31, 1997, from 14.0% in the second quarter of the prior year, reflecting the Company's continued focus on higher margin products.

The selling, general and administrative expense of $6.5 million for the second quarter of fiscal 1998 decreased significantly as compared to the first quarter of fiscal 1997. As a percentage of sales, selling, general and administrative expenses increased to 14.1% in the second quarter of fiscal 1998 compared to 11.8% for the corresponding quarter of fiscal 1997. These changes are due to the Company's cost containment efforts, offset by the effect of lower revenues during the second quarter of fiscal 1998 as compared to the prior year.

Minority interest expense was zero for the second quarter of fiscal 1998 compared to income of $248 thousand for the second quarter of fiscal 1997. The change is due to the completion of previous consolidated joint venture projects.

The Company recorded a provision for income taxes of $648 thousand for the three months ended August 31, 1997 as compared to a benefit of $42 thousand for the three months ended August 31, 1996 due to the effect of the utilization of net operating loss carryforwards in the previous year.

Interest incurred was $5.4 million for the second quarter of fiscal 1998 compared to $5.4 million for the second quarter of fiscal 1997. Interest included in cost of sales was $3.5 million for the second quarter of fiscal 1998 compared to $6.3 million for the second quarter of fiscal 1997.

The Company's net new orders decreased by 5.4% to 227 in the second quarter of fiscal 1998 compared to 240 for the corresponding quarter of fiscal 1997. The total value of the Company's backlog increased by 42.7% to $133.7 million at August 31, 1997 from $93.7 million at August 31, 1996. The number of homes in backlog increased to 478 homes at August 31, 1997 from 472 homes at August 31, 1996. Although the unit count in the Company's net new orders decreased slightly, the actual backlog value in terms of dollars increased significantly due to higher average sales prices.

The Company's unit/lot closings and revenues for the second fiscal quarter of 1998 are segregated by region as follows:

                   Unit/lot Closings            Revenues
                   -----------------          -------------

California                60                  $19.5 million
Texas                    110                   13.7 million
Nevada                    40                    6.8 million
Arizona                   23                    3.0 million
                         ---                  -----
                         233                  $43.0 million
                         ===                  =====


FIRST SIX MONTHS OF FISCAL 1998 COMPARED WITH THE FIRST SIX MONTHS OF FISCAL
1997:

Net income increased by $94 thousand to $2.5 million for the six months ended August 31, 1997, as compared to $2.4 million for the six months ended August 31, 1996.

Sales of homes and land for the first six months of fiscal 1998 decreased by $29.6 million or 26.8% to $80.9 million from $110.5 million for the first six months of fiscal 1997. Home closings for the first six months of fiscal 1998 decreased by 39.6% to 353 from 584 homes during the first six months of fiscal 1997. These amounts include revenues and closings of 1 home in the unconsolidated joint ventures for the first six months of fiscal 1998 compared to 21 homes closed for the first six months of fiscal 1997. As an offset to the decreased closing activity, the Company's average sales price per unit has increased to $215 thousand for the first six months of fiscal 1998 from $191 thousand for the first six months of 1997, a 12.6% increase.

The Company's decreased closings resulted in lower cost of sales for the first six months of fiscal 1998 of $66.1 million from $94.4 million for the first six months of fiscal 1997. The Company's gross profit margin increased to 18.2% for the first six months of fiscal 1998, from 14.6% for the first six months of fiscal 1997, reflecting the Company's continued focus on higher margin projects.

Selling, general and administrative expense decreased $1.7 million or 12.4% for the first six months of fiscal 1998, as compared to the first six months of fiscal 1997. As a percentage of revenue, selling, general and administrative expense increased to 15.2% for the first six months of fiscal 1998, from 12.7% for the first six months of fiscal 1997. These changes are due mainly to the Company's cost containment efforts, offset by the effect of lower revenues during the first six months of fiscal 1998.

Minority interest income was zero for the first six months of fiscal 1998 compared to income of $134 thousand for the first six months of fiscal 1997. The change is the result of the Company's completion of previous consolidated joint venture projects.

Interest incurred was $10 million for the first six months of fiscal 1998 compared to $10.7 million for the first six months of fiscal 1997. Interest included in cost of sales was $6.2 million for the first six months of fiscal 1998 compared to $9.5 million for the first six months of fiscal 1997.

The Company has recorded an income tax provision of $828 thousand for the first six months of fiscal 1998 on pre-tax income of $3.3 million. The provision reflects the anticipated effective tax rate giving consideration to the net benefit from the usage of remaining federal net operating loss carryforwards.

The Company's net new orders decreased by 24.5% to 465 for the first six months of fiscal 1998 as compared to 616 for the corresponding period of fiscal 1997.

The Company's unit/lot closings and revenues for the first six months of fiscal 1998 are segregated by region as follows:

                             Unit/lot Closings                    Revenues
                             -----------------                 -------------
California                          108                        $37.9 million
Texas                               183                         22.1 million
Nevada                               79                         12.6 million
Arizona                              41                          4.8 million
                                    ---                        -----
                                    411                        $77.4 million
                                    ===                        =====

The unit/lot revenue figures for California include 1 home and $298 thousand in revenues on projects in unconsolidated joint ventures for the first six months of fiscal 1998.

After the end of the second quarter of fiscal 1998, in connection with the restructuring and recapitalization of the Company discussed in Item 5 below, the Company completed a process of reevaluating and revising its business plan. Certain changes in the existing business plan, such as the acceleration of the close out of certain projects, will result in lower profitability than previously expected on those projects. This lowered expected profitability led the Company to incur, in the third quarter of fiscal 1998, a non-cash charge of approximately $8 million through a write-down of some of the projects in accordance with SFAS No. 121.

                       LIQUIDITY AND FINANCIAL CONDITION

As of August 31, 1997, the Company has in place three separate facilities totaling $90 million (the "Facilities") with its principal bank lender (the "Bank").

A commitment fee is payable annually on the Facilities. Availability of funds under the Facilities is subject to, among other things, the Indenture governing the Company's bond obligations, specific loan-to-value factors, appraisal reports and satisfactory underwriting by the bank on a project basis. At August 31, 1997, the Company had aggregate borrowings outstanding of $36.3 million under the Facilities.

The Facilities are secured by liens on various completed or under construction homes and lots held by the Company. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At August 31, 1997, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of August 31, 1997, no such event had occurred.

Clark Wilson, Durable and the Company's Arizona division (the latter two, now doing business as Capital Pacific Homes) also have secured non-recourse lines of credit to facilitate construction activity. Clark Wilson has several non-recourse lines of credit for a total of $37.5 million with maturity dates from October 30, 1997 to July 19, 1998. During the first quarter of fiscal year 1998, Durable secured a $30.0 million non-recourse line of credit to replace its existing $15.0 million non-recourse line and the Company's Arizona operations secured a $10.0 million non-recourse line of credit.

Construction activity is being financed out of Company cash, bank financing and the existing joint ventures, including joint ventures with institutional investors. The Company anticipates that it will continue to utilize both bank financing and joint ventures to cover liquidity needs in excess of Company cash.

The Company expects that cash flow generated from operations and from additional financing permitted by the terms of the Indenture will be sufficient to cover the debt service and to fund the Company's current development and construction activities for the reasonably foreseeable future.

Information with respect to a transaction effecting the liquidity of the Company, which was entered into after the end of the 2nd Quarter of fiscal 1998, is discussed in Item 5 below.

                               BALANCE SHEET ITEMS

Cash and cash equivalents decreased to $10.6 million at August 31, 1997 from $11.4 million at February 28, 1997 primarily due to a reduction in total liabilities. The Company anticipates that the level of cash and financing available is sufficient to meet its needs in the near term.

Real estate projects slightly decreased from $233.6 million at February 28, 1997 to $223.4 million at August 31, 1997. The slight decrease is due to a lesser number of residential homes under construction, and an increase in the number of homes in joint ventures.

Notes payable have decreased from $73.5 million at February 28, 1997 to $67.8 million at August 31, 1997, due primarily to a reduction in number of residential homes under construction.

Accounts payable and accrued liabilities have decreased from $31.2 million at February 28, 1997 to $21.5 million at August 31, 1997, due to a reduction in number of homes under construction.

                           PART II - OTHER INFORMATION

Item 5 - Other Information

Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to a newly formed limited liability company known as Capital Pacific Holdings, LLC (the "New LLC") substantially all of their respective assets and the New LLC assumed all the liabilities of the Company and its subsidiaries. Simultaneously, a newly formed investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of the New LLC the sum of $30,000,000 in cash. Effective as of October 1, 1997, the Company, together with its subsidiaries, has a 67.93% interest in the New LLC and CHF has a 32.07% interest. All future business of the Company will be conducted either within the New LLC or through newly formed project specific entities. The Company will be the sole managing member of the New LLC. CHF will have the right to approve certain matters as described below. This equity and restructuring transaction was consummated pursuant to a series of agreements as described below.

On or about September 29, 1997, CHF agreed to purchase from CPH2, L.L.C. ("CPH2") and CPH3, L.L.C. ("CPH3") (CPH3 and CPH2, collectively the "Selling Stockholders"), entities controlled by Hadi Makarechian, the controlling Shareholder and Chairman of the Company, a total of 2,484,340 shares (525,000 from CPH2 and 1,959,340 from CPH3) (the "Shares") of Common Stock of the Company for an aggregate purchase price of $10,000,000. The sale of such Shares was consummated effective as of October 1, 1997.

Also on or about September 29, 1997, the Company and certain subsidiaries thereof, CHF, the New LLC and the Selling Stockholders agreed, pursuant to an Investment and Stockholder Agreement (the "Investment Agreement"), that (1) the Company and certain subsidiaries would transfer to the New LLC substantially all of their respective assets and the New LLC would assume all the liabilities of the Company and its subsidiaries, (2) CHF would contribute to the capital of the New LLC the sum of $30,000,000 and (3) the Company and CHF would enter into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") to govern the New LLC. The Investment Agreement requires that after the consummation of the transactions contemplated therein, certain voting and transfer restrictions remain on the Shares of the Company held by CHF as well as on the remainder of the shares held by the Selling Stockholders. In addition, the Investment Agreement includes certain ongoing voting agreement and preemptive rights pursuant to which CHF has the right to approve various matters, including the issuance of Common Stock except on terms which have been offered to and not accepted by CHF, affiliate transactions and transactions outside the ordinary course of the business of the Company and the New LLC.
The Investment Agreement requires the Company to consider in good faith any reasonable proposal by CHF to restructure its ownership of the Shares into an investment in a pass-through entity for tax purposes provided such restructuring would not have an adverse effect on the Company or on the shareholders of the Company. The Investment Agreement is filed herewith as
Exhibit 99.2.

The Investment Agreement contains certain restrictions on CHF's investment in or other conduct of tract or production homebuilding activity within the geographic areas of the Company's and its affiliates' homebuilding projects and contains restrictions on CHF employment of the Company's or its affiliates' employees. CHF and the Company have reciprocal rights to participate in the sale by the other of any of its membership interests in the New LLC or in future project specific entities.

Under the Investment Agreement, the Company agrees to provide CHF with the first opportunity to provide new financing necessary for new projects, and CHF has reasonable approval rights for the use for new projects by the Company of capital and new recourse borrowings of the Company and its affiliates in excess of $1 million.

Under the LLC Agreement, the business of the New LLC, which initially includes all of the business of the Company and certain subsidiaries thereof existing immediately prior to the consummation of the equity and restructuring transactions, will be conducted pursuant to an annual business plan with respect to which CHF will have reasonable approval rights. In addition, CHF will have minority approval rights over certain types of transactions involving the New LLC, including affiliate transactions. The Company and the subsidiaries will perform management functions for the New LLC pursuant to management agreements which will include provisions for the reimbursement of all of the Company's and such subsidiaries' costs, a small profit margin and indemnification of the Company and such subsidiaries by the New LLC. Subject to applicable restrictions under the bond Indenture and the loan agreements assumed by the New LLC, available cash in excess of reserves shall be periodically distributed by the New LLC to the Company and CHF. The LLC Agreement is filed herewith as Exhibit 99.1.

Simultaneous with the consummation of the equity and restructuring transactions contemplated by the Investment Agreement, the Company and CHF entered into a Registration Rights Agreement effective as of October 1, 1997, pursuant to which CHF may, at any time after the date one year from the date of such agreement, request that the Company register under the Securities Act of 1933, as amended, any Common Stock of the Company then owned by CHF and the Company will upon such request be obligated to use its best efforts to effect such a registration. The Company's obligations and CHF's rights with respect to such demand registration are subject to certain limitations. In addition, if at any time, the Company proposes to register Common Stock for sale, it will be obligated to so notify CHF which shall have the right to include in such offering shares of Common Stock owned by it. CHF's rights and the Company's obligations with respect to such incidental registrations are subject to certain limitations. Any such demand or incidental registration made by the Company with respect to the shares held by CHF will be made at the sole cost and expense of CHF. The Registration Rights Agreement is filed herewith as Exhibit 99.3.

On September 22, 1997, the Company terminated the previously announced agreement with Morgan Stanley and Company Inc. pursuant to which Morgan Stanley was to assist the Company in seeking certain potential transactions.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit number          Description                    Method of Filing
             --------------          -----------                    ----------------
                  27                 Financial Data Schedule        Filed with this document

                  99.1               Amended and Restated           Filed with this document
                                     Limited Liability Company
                                     Agreement

                  99.2               Investment and Stockholder     Filed with this document
                                     Agreement

                  99.3               Registration Rights            Filed with this document
                                     Agreement

         (b) Reports on Form 8-K

             None filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               CAPITAL PACIFIC HOLDINGS, INC.


Date: October 15, 1997                         By: /s/ DALE DOWERS
                                                   ---------------------------
                                                   Dale Dowers, President and
                                                   Chief Executive Officer




Date: October 15, 1997                         By: /s/ MARQUIS L. CUMMINGS
                                                   ---------------------------
                                                   Marquis L. Cummings,
                                                   Vice President, Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)