Form 10-Q
period 1997-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 1998-01-14
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-15925

                         CAPITAL PACIFIC HOLDINGS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                       95-2956559
   ------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)


            4100 MacArthur Blvd., Suite 200, Newport Beach, CA 92660
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes  XX  No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class and Title of                        Shares Outstanding as of
          Capital Stock                               January  9, 1998
          -------------                               ----------------
   Common Stock, $.10 Par Value                           14,305,511

                         CAPITAL PACIFIC HOLDINGS, INC.
                               INDEX TO FORM 10-Q


                                                                      Page

Part I - Financial Information:


   Item 1 - Financial Statements

        Consolidated Balance Sheets -
        November 30, 1997 and February 28, 1997                         3

        Consolidated Statements of Income for the
        Three and Nine Months Ended November 30, 1997 and 1996          4

        Consolidated Statements of Cash Flows for the
        Nine Months Ended November 30, 1997 and 1996                    5

        Notes to Consolidated Financial Statements                    6-8

   Item 2 - Management's Discussion and Analysis of
            Results of Operations and Financial Condition            9-14


Part II - Other Information:

   Item 5 - Other Information                                          15

   Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibit Number          Description            Method of Filing
             --------------          -----------            ----------------

                 27           Financial Data Schedule  Filed with this document


        (b) Reports on Form 8-K

                  None Filed

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                           ASSETS                                        November 30,1997        February 28, 1997
                                                                         ----------------        -----------------
                                                                           (Unaudited)
                                                                             ---------
Cash and cash equivalents                                                    $   5,763                $  11,434
Restricted cash                                                                  1,359                    1,417
Accounts and notes receivable                                                    5,702                    4,801
Real estate projects                                                           213,843                  233,562
Property, plant and equipment                                                    8,196                    7,746
Prepaid expenses and other assets                                               12,207                   12,958
                                                                             ---------                ---------
                    Total assets                                             $ 247,070                $ 271,918
                                                                             =========                =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                     $  17,188                $  31,216
Notes payable                                                                   37,449                   73,474
Senior unsecured notes payable                                                 100,000                  100,000
                                                                             ---------                ---------
                    Total liabilities                                          154,637                  204,690
                                                                             ---------                ---------


Minority Interest                                                               29,878                      360
                                                                             ---------                ---------


Stockholders' equity:
   Common stock, par value $ .10 per share, 30,000,000
      shares authorized; 14,305,511 and 14,995,000 shares
      issued and outstanding, respectively                                       1,500                    1,500
   Additional paid-in capital                                                  211,888                  211,888
   Accumulated deficit                                                        (149,206)                (146,520)
   Treasury stock                                                               (1,627)                    --
                                                                             ---------                ---------

                    Total stockholders' equity                                  62,555                   66,868
                                                                             ---------                ---------

                    Total liabilities and stockholders' equity               $ 247,070                $ 271,918
                                                                             =========                =========









                 See accompanying notes to financial statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)



                                                       Three months                 Nine months
                                                    ended November 30,           ended November 30,
                                                    1997           1996         1997           1996
                                                 ---------      ---------     ---------      ---------
Sales of homes and land                          $  47,722      $  50,996     $ 128,792      $ 161,539

Cost of sales                                       41,692         42,631       107,837        137,038

Impairment loss on real estate assets                8,000           --           8,000           --
                                                 ---------      ---------     ---------      ---------


        Gross margin                                (1,970)         8,365        12,955         24,501

Selling, general and administrative expenses         5,121          7,377        17,063         21,455
                                                 ---------      ---------     ---------      ---------


        Income (loss) from operations               (7,091)           988        (4,108)         3,046

Interest and other income, net                         481            323           813            662

Minority Interest                                     (286)            15          (286)           149
                                                 ---------      ---------     ---------      ---------

        Income (loss) before income taxes           (6,896)         1,326        (3,581)         3,857

Provision (benefit) for income taxes                (1,723)           386          (895)           524
                                                 ---------      ---------     ---------      ---------

        Net income (loss)                        $  (5,173)     $     940     $  (2,686)     $   3,333
                                                 =========      =========     =========      =========

        Net income (loss) per common share:      $   (0.35)     $    0.06     $   (0.18)     $    0.22
                                                 =========      =========     =========      =========


        Weighted average number of common
            shares                                  14,874         14,995        14,955         14,995
                                                 =========      =========     =========      =========






                 See accompanying notes to financial statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      For the nine months ended
                                                                                             November 30,
                                                                                        1997               1996
                                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $ (2,686)          $  3,333

          Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

               Change in restricted cash                                                    58               (128)
               Depreciation and amortization                                             1,408                842
               (Increase) decrease in real estate projects                              19,719            (15,403)
               (Increase) decrease in receivables, prepaid expenses
                   and other assets                                                       (720)             4,565
               Decrease in accounts payable and accrued liabilities                    (14,028)           (12,621)
                                                                                      --------           --------
                      Net cash provided by (used in) operating activities                3,751             19,412)
                                                                                      --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment, net                                      (1,288)              (814)
                                                                                      --------           --------
                      Net cash provided by (used in) investing activities               (1,288)              (814)
                                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase (decrease) in minority interest                                      29,518             (2,475)
          Borrowings from (payments to) notes payable, net                             (36,025)            16,278
          Repurchase of common stock                                                    (1,627)              --
                                                                                      --------           --------
                      Net cash provided by (used in) financing activities               (8,134)            13,803
                                                                                      --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (5,671)            (6,423)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        11,434             13,850
                                                                                      --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  5,763           $  7,427
                                                                                      ========           ========





                 See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Basis of Presentation

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K/A for the fiscal year ended February 28, 1997 of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine month periods ended November 30, 1997, are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. The consolidated financial statements for the third quarter of fiscal 1998 include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures as well as the accounts of the New LLC (described below). The consolidated financial statements for prior periods include only the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures.

2.      Reclassifications

        Certain items in prior period financial statements have been reclassified in order to conform with current year presentation.

3.      Restructuring and Recapitalization Transaction

        Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to a newly formed limited liability company known as Capital Pacific Holdings, LLC (the "New LLC") substantially all of their respective assets and the New LLC assumed all the liabilities of the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of the New LLC the sum of $30,000,000 in cash and acquired a 32.07% interest in the New LLC. The Company, together with its subsidiaries, has a 67.93% interest in the New LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within the New LLC or through newly formed project specific entities. The Company is the sole managing member of the New LLC and expects that it will be the sole managing member of any newly formed project specific entity. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform its management functions for the New LLC pursuant to management agreements which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by the New LLC. The balance sheet items and results of operations of the New LLC are consolidated with those of the Company in the unaudited financial statements presented herein. CHF's interest is included as a minority interest.

        The summary financial statements of Capital Pacific Holdings, LLC are presented below as supplemental information to the financial statements of Capital Pacific Holdings, Inc. (Thousands of Dollars):

                                                           Income Statement
        Balance Sheet                                 For the two months ended
    As of November 30, 1997                               November 30, 1997
    -----------------------                           ------------------------
ASSETS

Real Estate Projects            $213,843        Sales of homes and land         $31,085
Other                             33,227        Cost of Sales                    26,616
                                --------                                        -------
                                $247,070                Gross margin              4,469
                                ========                                          4,158
LIABILITIES & MEMBERSHIP INTEREST                                               -------
                                                Selling, general and
Accounts payable and accrued                     administrative expenses            311
 liabilities                    $ 18,997        Other, net                          579
Notes payable                    137,449                                        -------
                                --------        Net income                      $   890
        Total liabilities        156,446                                        =======
Minority interest                    360
Membership interests              90,264        The period covered by the Income
                                --------        Statement is subsequent to the $8
                                $247,070        million non-cash charge discussed
                                ========        below.


4.      Non-Cash Charge

        In connection with the restructuring and recapitalization of the Company discussed below, management completed a process of reevaluating and revising the Company's business plan. As a result of this analysis, it was determined that certain of the Company's projects would require an impairment charge when evaluated in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, which requires that both long-lived assets and certain identified intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows (undiscounted and without interest charges). Specifically, long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset. Further, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less costs to sell. Various assumptions and estimates are used to determine fair value in determining the amount of any impairment loss including, among others, estimated cost of construction, development and direct marketing, sales absorption rates, anticipated sales prices and carrying costs. The calculation of the impairment loss is based on estimated future cash flows which are calculated to include an appropriate return and interest. The estimates used to determine the impairment adjustment can change in the near term as the economy in the Company's key areas change. In addition, management determined that certain warranty-related reserves should be adjusted in the current quarter. Therefore, during the third quarter of fiscal 1998, the Company recorded a non-cash charge of $8 million.

5.      Notes payable

        Notes payable at November 30, 1997 and February 28, 1997, are summarized as follows (in thousands):


                                                                                       November 30, 1997      February 28, 1997
                                                                                       -----------------      -----------------
Promissory notes collateralized by
   deeds of trust, including
   interest varying from 9.5 percent to
   prime plus one percent                                                                     $ 1,769               $  ,680

Notes payable to banks, including interest varying from prime plus one percent to prime plus two percent, maturing between January 31, 1998 and March 31,
   1999 secured by certain real estate projects on a non-recourse basis                        31,279                35,656

Notes payable to banks, including interest at prime plus one percent with terms of the commitment reducing commencing December 1, 1998, secured by certain
   real estate inventories on a recourse basis                                                  3,381                32,233

Contingent promissory note payable to previous owner of Clark Wilson secured by
   Stock Pledge Agreement on a non-recourse basis, under which the amounts due, including interest at 8 percent, are fully dependent on the performance of
   the entity acquired                                                                          1,020                 1,905
                                                                                              -------               -------
                                                                                              $37,449               $73,474
                                                                                              =======               =======


6.      Repurchase of common stock

During the third quarter of fiscal 1998, the New LLC repurchased 1,015,000 shares of the Company's common stock which were issued to Roger Nix, the previous owner of Durable Homes, Inc. ("Durable"), a wholly owned subsidiary of the Company operating in Nevada, in connection with the Company's acquisition of Durable in 1993, and distributed such shares to the Company and CHF in proportion to their respective ownership percentages in the New LLC. Accordingly, 689,489 shares were distributed to the Company and are being held as treasury stock. As a result, the number of outstanding shares of the Company has been reduced from 14,995,000 to 14,305,511.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


                                    OVERVIEW

In connection with the restructuring and recapitalization of the Company discussed above, management completed a process of reevaluating and revising the Company's business plan. As a result of this analysis, it was determined that certain of the Company's projects would require an impairment charge when evaluated in accordance with SFAS No. 121. In addition, management determined that certain warranty-related reserves should be adjusted in the current quarter. Therefore, during the third quarter of fiscal 1998, the Company recorded a non-cash charge of $8 million.

The following table illustrates the pro forma results of the Company's operations exclusive of the non-cash charge discussed above, and is used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized:

                         Pro Forma Results of Operations


                                                     Three months ended      Nine months ended
                                                      November 30, 1997      November 30, 1997
                                                      -----------------      -----------------
Sales of homes and land                                    $ 47,722               $128,792
Cost of sales                                                41,692                107,837
                                                           --------               --------
        Gross margin                                          6,030                 20,955
Selling, general and administrative expenses                  5,121                 17,063
                                                           --------               --------
        Income from operations                             $    909               $  3,892
                                                           ========               ========


As is noted in footnote 1 to the financial statements presented herein, the Company is reporting its results on a consolidated basis with the results of the New LLC. References to the Company in this Item 2 are, unless the context indicates otherwise, also references to the New LLC. At the current time, all material financing transactions and arrangements are incurred either by the New LLC or by certain newly formed project specific entities.

The Company experienced a successful third quarter of operations. Sales of homes and land decreased slightly by 6.4% and closings decreased by 12.0% compared to the corresponding quarter of the previous year. The decrease in closings and the resultant decrease in sales was primarily due to the effect, prior to the restructuring discussed above, of constraints in both the bank lines and the bond indenture which limited construction starts and sale releases in the past several quarters. Due primarily to the non-cash charge of $8 million, the Company's actual gross margin on home and lot closings was negative during the third quarter of fiscal 1998 and decreased to 10.1% for the first nine months of fiscal 1998 as compared to 15.2% for the first nine months of fiscal 1997. However, the Company's pro forma gross margin on home and lot closings only decreased to 12.6% during the third quarter of fiscal 1998 as compared to 16.4% during the third quarter of fiscal 1997, due to relatively fewer closings of the Company's higher margin homes in the current quarter. The pro forma gross margin has increased from 15.2% for the first nine months of fiscal 1997 to 16.3% for the first nine months of fiscal 1998. In addition, the Company has been able to reduce selling, general and administrative expenses by $4.4 million for the first nine months of fiscal 1998 from the comparable period in fiscal 1997, to maintain stability as a percentage of revenue through cost containment efforts.

The Company's average sales price per unit has increased to $212,000 for the first nine months of fiscal 1998 from $190,000 for the first nine months of fiscal 1997, and the inventory of completed homes has decreased from 90 homes at February 28, 1997 to 30 homes at November 30, 1997. Backlog (homes contracted for sale but not yet closed less cancellations) has increased from $88.6 million at November 30, 1996 to $139.2 million at November 30, 1997. Since the restructuring described above, construction starts have increased as a result of the availability of additional capital.


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


                              RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 1998 COMPARED WITH THE THIRD QUARTER OF FISCAL 1997:

The Company reported a net loss of $5.2 million for the third quarter of fiscal 1998, as compared to net income of $940,000 for the third quarter of fiscal 1997, due to the $8 million non-cash charge discussed above.

Sales of homes and land for the third quarter of fiscal 1998 decreased 6.4% from the corresponding period of fiscal 1997 to $47.7 million from $51.0 million. Home closings for the third quarter of fiscal 1998 decreased by 12.0% to 228 from 259 homes during the third quarter of fiscal 1997. The decrease in closings and the resultant decrease in sales was primarily due to the effect, prior to the restructuring discussed above, of constraints in both the existing bank lines and the bond indenture, which limited borrowing capacity, thus construction starts and sales releases in the past several quarters. After consummation of the restructuring transaction described above, bank lines of credit were renegotiated and debt levels were substantially reduced, as further discussed in the Liquidity and Financial Condition section below. The Company's average sales price per unit increased to $208,000 for the third quarter of fiscal 1998 from $187,000 for the third quarter of fiscal 1997, an 11.2% increase. Unconsolidated joint venture operations posted 3 sales during the third quarter of fiscal 1998, as compared to 7 homes sold during the third quarter of fiscal 1997.

The Company's cost of sales for the three months ended November 30, 1997 decreased to $41.7 million from $42.6 million for the three months ended November 30, 1996. This resulted primarily from the decrease in closings. The Company's actual gross margin was negative for the three months ended November 30, 1997, primarily as a result of the non-cash charge discussed above. However, the Company's pro forma gross margin only decreased to 12.6% for the three months ended November 30, 1997, from 16.4% in the third quarter of the prior year, reflecting a lower number of closings of the Company's higher margin homes during the current quarter.

Selling, general and administrative expense of $5.1 million for the third quarter of fiscal 1998 decreased significantly as compared to $7.4 million for the third quarter of fiscal 1997. As a percentage of sales, selling, general and administrative expenses decreased to 10.7% in the third quarter of fiscal 1998 compared to 14.5% for the corresponding quarter of fiscal 1997. These changes are due to the Company's cost containment efforts, offset slightly by the effect of lower revenues during the third quarter of fiscal 1998 as compared to the prior year.

Minority interest expense was $286,000 for the third quarter of fiscal 1998 compared to income of $15,000 for the third quarter of fiscal 1997. The current period amount reflects the share of the New LLC profits attributable to CHF for the period from October 1, 1997 through November 30, 1997. The non-cash charge was taken prior to October 1, 1997 and therefore did not affect this minority interest expense.

The Company recorded a benefit for income taxes of $1.7 million for the three months ended November 30, 1997 as compared to a provision of $386,000 for the three months ended November 30, 1996, due to the effect of the current period loss, taking into consideration the expected effective rate for the year.

Interest incurred was $4.6 million for the third quarter of fiscal 1998 compared to $5.7 million for the third quarter of fiscal 1997. Interest included in cost of sales was $3.3 million for the third quarter of fiscal 1998 compared to $3.2 million for the third quarter of fiscal 1997.

The Company's net new orders decreased in units by 11.9% to 200 in the third quarter of fiscal 1998 compared to 227 for the corresponding quarter of fiscal 1997. However, backlog value in terms of dollars was significantly enhanced by higher average sales prices in the current year. The total value of the Company's backlog increased by 57.1% to $139.2 million at November 30, 1997 from $88.6 million at November 30, 1996. The number of homes in backlog increased to 451 homes at November 30, 1997 from 418 homes at November 30, 1996.

The Company's unit/lot closings and revenues for the third fiscal quarter of 1998 are segregated by region as follows:


                      Unit/lot Closings                     Revenues
California                   66                        $20.4   million
Texas                       104                         16.9   million
Nevada                       48                          8.5   million
Arizona                      12                          2.0   million
                          -----                        -----   -------
                            230                        $47.8   million
                          =====                        =====   =======


The unit/lot revenue figures for California include 3 homes and $1.6 million in revenues on projects in unconsolidated joint ventures for the quarter ended November 30, 1997

FIRST NINE MONTHS OF FISCAL 1998 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 1997:

The Company reported a net loss of $2.7 million for the nine months ended November 30, 1997, as compared to net income of $3.3 million for the nine months ended November 30, 1996, due primarily to the non-cash charge discussed above.

Sales of homes and land for the first nine months of fiscal 1998 decreased by $32.7 million or 20.3% to $128.8 million from $161.5 million for the first nine months of fiscal 1997. Home closings for the first nine months of fiscal 1998 decreased by 31.1% to 581 from 843 homes during the first nine months of fiscal 1997. These amounts include revenues and closings of 4 homes in the unconsolidated joint ventures for the first nine months of fiscal 1998, compared to 28 homes in such ventures closed for the first nine months of fiscal 1997. As an offset to the decreased closing activity, the Company's average sales price per unit has increased to $212,000 for the first nine months of fiscal 1998 from $190,000 for the first nine months of 1997, an 11.6% increase.

The Company's decreased closings resulted in lower cost of sales for the first nine months of fiscal 1998 of $107.8 million from $137.0 million for the first nine months of fiscal 1997. The Company's actual gross margin decreased to 10.1% for the first nine months of fiscal 1998 primarily as a result of the non-cash charge discussed above. However, the Company's pro forma gross margin increased to 16.3% for the first nine months of fiscal 1998, from 15.2% for the first nine months of fiscal 1997, reflecting the Company's continued focus on higher margin projects.

Selling, general and administrative expense decreased $4.4 million or 20.5% for the first nine months of fiscal 1998, as compared to the first nine months of fiscal 1997. As a percentage of revenue, selling, general and administrative expense remained relatively stable at 13.2% for the first nine months of fiscal 1998, as compared to 13.3% for the first nine months of fiscal 1997. This relationship is impacted positively by the Company's cost containment efforts and adversely by the effect of lower revenues during the first nine months of fiscal 1998.

Minority interest expense was $286,000 for the first nine months of fiscal 1998, compared to income of $149,000 for the first nine months of fiscal 1997. The current period amount reflects the share of the New LLC profits attributable to CHF for the period from October 1, 1997 through November 30, 1997.

Interest incurred was $14.6 million for the first nine months of fiscal 1998, compared to $16.4 million for the first nine months of fiscal 1997. Interest included in cost of sales was $9.5 million for the first nine months of fiscal 1998, compared to $12.7 million for the first nine months of fiscal 1997.

The Company has recorded an income tax benefit of $895,000 for the first nine months of fiscal 1998. The benefit reflects the anticipated effective tax rate for the full year.

The Company's net new orders decreased in units by 21.7% to 665 for the first nine months of fiscal 1998, as compared to 849 for the corresponding period of fiscal 1997. However, backlog value in terms of dollars was significantly enhanced by higher average sales prices in the current year. The total value of the Company's backlog increased by 57.1% to $139.2 million at November 30, 1997 from $88.6 million at November 30, 1996. The number of homes in backlog increased to 451 homes at November 30, 1997 from 418 homes at November 30, 1996.

The Company's unit/lot closings and revenues for the first nine months of fiscal 1998 are segregated by region as follows:



                     Unit/lot Closings                        Revenues
                     -----------------                        --------
California                  175                       $ 58.6   million
Texas                       287                         39.0   million
Nevada                      127                         21.1   million
Arizona                      53                          6.8   million
                          -----                       ------   -------
                            642                       $125.5   million
                          =====                       ======   =======


The unit/lot revenue figures for California include 4 homes and $1.9 million in revenues on projects in unconsolidated joint ventures for the first nine months of fiscal 1998.


                        LIQUIDITY AND FINANCIAL CONDITION

At the current time, all material financing transactions and arrangements are incurred either by the New LLC or by certain newly formed project specific entities. As of November 30, 1997, the New LLC has in place several credit facilities totaling $163 million (the "Facilities") with various bank lenders (the "Banks"). The Facilities are secured by liens on various completed or under construction homes and lots held by the New LLC. Pursuant to the Facilities, the New LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At November 30, 1997, the New LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of

November 30, 1997, no such event had occurred. Commitment fees are payable annually on some of the Facilities. Availability of funds under the Facilities is subject to, among other things, the Indenture governing the New LLC's bond obligations, specific loan-to-value factors, appraisal reports and satisfactory underwriting by the banks on a project basis.

Homebuilding activity is being financed out of LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors, including CHF, the investor in the New LLC. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

Management expects that cash flow generated from operations and from additional financing permitted by the terms of the Indenture will be sufficient to cover the debt service and to fund the New LLC's current development and homebuilding activities for the reasonably foreseeable future.


                               BALANCE SHEET ITEMS

Cash and cash equivalents decreased to $5.8 million at November 30, 1997 from $11.4 million at February 28, 1997 primarily due to the reduction in debt. The level of cash and financing available is anticipated to be sufficient to meet the New LLC's needs in the near term.

Real estate projects decreased from $233.6 million at February 28, 1997 to $213.8 million at November 30, 1997. The decrease is due primarily to an increase in the number of homes in unconsolidated joint ventures. It is expected that the New LLC's investment in real estate projects will grow as the number of construction starts and homes under construction increase due to the availability of additional capital.

Notes payable have decreased from $73.5 million at February 28, 1997 to $37.5 million at November 30, 1997, due primarily to a reduction in number of residential homes under construction, as well as the capital infusion discussed above.

Accounts payable and accrued liabilities have decreased from $31.2 million at February 28, 1997 to $17.2 million at November 30, 1997, due to a reduction in number of homes under construction, as well as the capital infusion discussed above.

                           PART II - OTHER INFORMATION


Item 5 - Other Information

During the third quarter of fiscal 1998, the New LLC repurchased 1,015,000 shares of the Company's common stock which were issued to Roger Nix, the previous owner of Durable, a wholly owned subsidiary of the Company operating in Nevada, in connection with the Company's acquisition of Durable in 1993, and distributed such shares to the Company and CHF in proportion to their respective ownership percentages in the New LLC. Accordingly, 689,489 shares were distributed to the Company and are being held as treasury stock. As a result, the number of outstanding shares of the Company has been reduced from 14,995,000 to 14,305,511.

Effective as of November 10, 1997, Steven O. Spelman, Jr. was appointed as a Vice President of the Company. Effective as of January 15, 1998, Mr. Spelman will assume the position of Chief Financial Officer of the Company. Since 1984, prior to joining the Company, Mr. Spelman worked with Arthur Andersen, LLP, most recently as a Senior Audit and Business Advisory Manager. Also effective January 15, 1998, Marquis L. Cummings will resume his prior position as Vice President - Finance. Management will propose to the Board of Directors of the Company that Mr. Cummings also be appointed to the position of Treasurer.

Item 6 - Exhibits and Reports on Form 8-K

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



                                            CAPITAL PACIFIC HOLDINGS, INC.


Date:  January 14, 1998                BY:  /s/ DALE DOWERS
                                            ------------------------------
                                            Dale Dowers, President and
                                            Chief Executive Officer




Date:  January 14, 1998                BY:  /s/ MARQUIS L. CUMMINGS
                                            ------------------------------
                                            Marquis L. Cummings, Vice
                                            President, Finance and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX



  Exhibit Number          Description            Method of Filing
  --------------          -----------            ----------------

      27           Financial Data Schedule  Filed with this document