Form 10-K
period 1998-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1998-05-29
CIK 813945

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:

                          COMMON STOCK $.10 PAR VALUE
                             (TITLE OF EACH CLASS)

                          THE AMERICAN STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 1, 1998, the aggregate market value of the voting stock held by persons other than the directors, executive officers and principal shareholders filing Schedules 13D of the Registrant was $13,125,401 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its principal shareholders, directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

     At May 1, 1998, there were 14,305,511 shares of Common Stock outstanding.

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission no later than June 26, 1998.
================================================================================

                                     PART 1

ITEM 1. BUSINESS

GENERAL

     Capital Pacific Holdings, Inc., together with its subsidiaries (the "Company") is one of the leading builders in Southern California; Las Vegas, Nevada; Austin, Texas; and Phoenix, Arizona where it builds and sells homes targeted to entry level and move-up buyers. The Company has recently expanded its operating strategy to encompass the development of commercial and mixed-use projects, as well as ownership of existing commercial properties. Since 1975, the Company has built and sold nearly 10,000 homes in California in Orange, Los Angeles, San Diego and Riverside counties. Since 1969, Capital Pacific Homes, Inc., a wholly owned subsidiary that was acquired by the Company in 1993 (known at that time as Durable Homes, Inc.), has built and sold in excess of 8,000 homes, principally in Las Vegas, but also in Laughlin, Nevada. Since 1992, Clark Wilson Homes, Inc. ("Clark Wilson"), a wholly owned subsidiary that was acquired by the Company in 1994 (the "Clark Wilson Acquisition"), has built and sold in excess of 1,500 homes, principally in Austin, Texas. Since 1995, the Company has built and sold nearly 300 homes in Phoenix, Arizona. During the fiscal year ended February 28, 1998, the Company, (including unconsolidated joint ventures) closed 969 home and lot sales at an average home sales price of $233,000 (including 282 homes closed in California at an average sales price of $404,000, 208 homes closed in Nevada at an average sales price of $161,000, 343 homes closed in Texas at an average sales price of $157,000 and 76 homes closed in Arizona at an average sale price of $142,000). The Company currently conducts its operations under various names, including the name Capital Pacific Homes in Nevada and Arizona and Clark Wilson Homes in Texas.

     In August 1992, Capital Pacific Homes, Inc., a Delaware corporation, acquired control of J.M. Peters Company, Inc. ("J.M. Peters") in a $47.25 million purchase (the "Acquisition") from the Resolution Trust Corporation ("RTC"). Capital Pacific Homes, Inc. was merged with and into the Company effective December 30, 1994. In August, 1995, the Company changed its name to Capital Pacific Holdings, Inc. and changed its stock ticker symbol on the American Stock Exchange ("AMEX") from "JMP" to "CPH."

     Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to a newly formed limited liability company known as Capital Pacific Holdings, LLC ("CPH LLC") substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of CPH LLC the sum of $30 million in cash and acquired a 32.07% interest in CPH LLC. The Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. At February 28, 1998, CPH LLC had total assets of $250 million and a net worth of $91 million. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through newly formed project specific entities. The Company is the sole managing member of CPH LLC and expects that it will be the sole managing member of any newly formed project specific entity. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform its management functions for CPH LLC pursuant to management agreements which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities.

STRATEGY

     The Company's long-term strategy includes the following key elements:

          (1) Maintaining diversity in its geographic markets. The Company believes that geographic market diversification is a key element in achieving long-term stability and growth. While the Company has no specific plans to expand outside the Nevada, Texas, Arizona and Southern California markets, it may consider expansion to other markets in the future.

          (2) Diversifying its product. The Company builds homes targeted for all price segments, from entry level buyers to the semi-custom luxury market move-up buyers, so that it is able to deliver well-priced homes to a broad segment of its potential customer base. Within Texas, Nevada and Arizona, the Company serves the entry level as well as move-up markets. Within Southern California, the Company has products targeted toward second and third time move-up buyers, as well as the million dollar luxury market. This product diversification enables the Company to better adapt to changing market conditions.

          (3) Enhancing the Company's capital base and sources of financial liquidity. In addition to the equity and restructuring transaction described above, the Company has diversified sources of financing and will continue to pursue new financing alternatives in the future. In May, 1994, the Company accessed the public debt capital markets through the sale of $100 million of 12 3/4% Senior Notes ("Notes") including 790,000 warrants to purchase common stock (the "Offering"). The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital purposes. Effective upon the completion of the October 1, 1997 equity and restructuring transaction, the obligations under the Notes were transferred to CPH LLC. The Company also currently has a $45 million recourse and a $45 million non-recourse secured line of credit with a bank to provide additional flexibility. The Company's Nevada, Texas and Arizona operations have established non-recourse construction lines of credit totaling $30, $37 and $10 million, respectively. Credit facilities in place at February 28, 1998 totalled $167 million, of which $37 million was outstanding. The Company intends to maintain, through CPH LLC, its traditional lending relationships as a source of liquidity to the extent permitted by the indenture (the "Indenture") to which the Notes are subject. The Company believes this financing strategy allows orderly growth and greater flexibility to react quickly to changing market conditions. The Company also utilizes joint ventures within its operations as a source of financing and risk management. At February 28, 1998, the Company had two joint ventures with IHP Investment Fund I, (an advisor to the State of California Public Employees Retirement System ("CalPERS") and two with affiliates of CHF. The Company has successfully completed several projects and closed many homes utilizing this strategy in the past.

          (4) Controlling costs and maintaining operational efficiency. The Company has job cost, warranty tracking and construction scheduling systems and other quality controls to control costs and to reduce the effect of certain risks inherent in the home-building industry. These systems and controls enable the Company to monitor and improve its efficiencies.

          (5) Minimizing inventory risk. The Company tries to carefully manage its land and inventory risk in a variety of ways. The Company monitors its supply of owned, optioned and controlled land to maintain an adequate pipeline of building lots in each of its markets while avoiding excess land holdings. The Company prefers to purchase entitled land, typically in parcels of only 50 to 250 lots, and makes use of options, seller financing and joint ventures, when available, to reduce its capital commitment and exposure to risks. "Entitled" land is generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, including any required tract maps and subdivision approvals. The Company generally tries to limit its speculative building by commencing construction only after some sales have been made and prefers to limit each construction phase to 10-15 units. The Company generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 48 month period in California, and in amounts sufficient to support home production and sales over an 18 to 36 month period in Nevada, Texas and Arizona.

          (6) Commercial and mixed-use development. The Company has recently expanded its operating strategy to encompass the development of commercial and mixed-use projects, as well as investing in existing commercial properties. In addition, the Company owns two office facilities from which it conducts its California and Nevada operations and leases available space to third parties. This strategy enables the Company to take advantage of unique opportunities in selected infill projects and also provides a measure of diversification within the real estate development arena.

GEOGRAPHIC MARKETS

     At February 28, 1998, the Company owned lots in various stages of development with respect to approximately 52 projects, including 18 projects located in the Orange, Los Angeles and Riverside Counties of Southern California, 11 projects located in Las Vegas, Nevada, 19 projects located in Austin, Texas and 4 projects located in Phoenix, Arizona. The Company is currently selling homes in 47 of these projects. The Company's homes currently range in size from 1,284 to 6,287 square feet in Southern California, from 1,149 to 3,878 square feet in Nevada, from 810 to 4,500 square feet in Texas and from 1,248 to 3,679 square feet in Arizona. The Company's homes are currently priced from $280,000 to $1,393,000, in Southern California, from $110,000 to $300,000 in Nevada, from $69,000 to $284,000 in Texas and from $102,000 to $313,000 in Arizona.

     The following table sets forth the estimated number of homes under construction and lots owned, under option and controlled as of February 28, 1998:

                ESTIMATED NUMBER OF HOUSING UNITS THAT COULD BE
           CONSTRUCTED ON LAND CONTROLLED AS OF FEBRUARY 28, 1998(a)

                                        HOMES UNDER      LOTS     LOTS UNDER        LOTS
               REGION                 CONSTRUCTION(B)    OWNED    OPTION(C)     CONTROLLED(D)    TOTAL
               ------                 ---------------    -----    ----------    -------------    -----
Southern California.................        129           450         --            3,655        4,234
Nevada..............................         96           561         75              265          997
Texas...............................        131           279        500               --          910
Arizona.............................         13           199         --              104          316
                                            ---          -----       ---            -----        -----
          TOTAL.....................        369          1,489       575            4,024        6,457
                                            ===          =====       ===            =====        =====

---------------
(a) Based upon current management estimates, which are subject to change.

(b) Including completed model homes.

(c) Lots under option represent lots under rolling option contracts within existing projects. There can be no assurance that the Company will actually acquire any lots under option.

(d) Controlled home sites include those properties for which the Company has entered into a variety of contractual relationships including non-binding letters of intent, binding purchase agreements with customary conditions precedent and similar arrangements. There can be no assurance that the Company will actually acquire any such properties.

DEVELOPMENTS IN PROCESS -- CALIFORNIA

     The following table sets forth certain information regarding projects under development in California during fiscal year 1998.

             NAME AND                 TOTAL         UNITS          UNITS           AVG.
            LOCATION OF               UNITS       REMAINING      CLOSED IN       PRICE OF         START OF
              PROJECT                PLANNED       2/28/98        FY 1998        HOMES(A)       CONSTRUCTION
            -----------              -------      ---------      ---------      ----------      ------------
WHOLLY-OWNED:
The Courts
Palmia/Mission Viejo
Orange County                           180            6             50         $  180,000          FY95
Fullerton
Fullerton
Orange County                           143           61             33            471,500          FY96
Newport Coast
Irvine
Orange County                            37           37             --                N/A(b)       FY99

             NAME AND                 TOTAL         UNITS          UNITS           AVG.
            LOCATION OF               UNITS       REMAINING      CLOSED IN       PRICE OF         START OF
              PROJECT                PLANNED       2/28/98        FY 1998        HOMES(A)       CONSTRUCTION
            -----------              -------      ---------      ---------      ----------      ------------
The Villas
Palmia/Mission Viejo
Orange County                           171            3             60            239,000          FY96
Rancho Serrano
Temecula
Riverside County                        120            1             15            225,000          FY94
Cozumel
La Quinta
Riverside County                         86           56              8            427,500          FY94
Cayman
La Quinta
Riverside County                         40           10              8            290,000          FY94
Antigua Custom Lots
La Quinta
Riverside County                         73           45             --            195,000           N/A
Mulholland Park
Tarzana
Los Angeles County                      108           61             18          1,172,000          FY96
Mulholland Park
Custom Lots
Tarzana
Los Angeles County                       14            5              1            471,500           N/A
Lake Hills
Corona
Riverside County                         56            1              7            217,500          FY96
Vista Collection
Corona
Riverside County                         12           --              9            147,500          FY97

Harbor Ridge
San Clemente
Orange County                           124           44             36            388,000          FY96
Walnut Estates
Walnut
Los Angeles County                       16            9              7            593,000          FY97
Calabasas -- Carrera
Calabasas
Los Angeles County                       66            3             --                N/A(c)        N/A
                                      -----          ---            ---
    Subtotal Wholly-owned             1,246          342            252
                                      -----          ---            ---
JOINT VENTURES:
Harbor View
San Clemente
Orange County                            92           --              1            329,000          FY95
Grand Coto Estates
Coto de Caza
Orange County                            93           64             29            625,000          FY98
MPE Partners
Tarzana
Los Angeles County                       51           45              6          1,172,000          FY98
Rancho Palos Verdes
Los Angeles County                       79           79             --                N/A(b)       FY99
Dana Point
Orange County                            49(d)        49             --                N/A(b)       FY99
                                      -----          ---            ---
    Subtotal Joint Ventures             364          237             36
                                      -----          ---            ---
TOTALS                                1,610          579            288
                                      =====          ===            ===

---------------
(a) Represents average price of homes closed for projects with units for sale on February 28, 1998, and estimated average price for other projects.

(b) The design development process for this project is not sufficiently advanced to identify a specific average.

(c) As of February 28, 1998, the Company has not finalized its plans for the remaining lots. As such, the average selling prices have not been established.

(d) The Company is in the process of entitling the property for development as 49 single family residences. There can be no assurances that such entitlements will be obtained.

DEVELOPMENTS IN PROCESS -- NEVADA

     The following table sets forth certain information regarding projects under development in Nevada during fiscal year 1998.

              NAME AND                 TOTAL         UNITS          UNITS          AVG.
            LOCATION OF                UNITS       REMAINING      CLOSED IN      PRICE OF        START OF
              PROJECT                 PLANNED       2/28/98        FY 1998       HOMES(A)      CONSTRUCTION
            -----------               -------      ---------      ---------      --------      ------------
The Falls at
Hidden Canyon
North Las Vegas
Clark County                             241            1             26         $119,000          FY95
Country Meadows
Las Vegas
Clark County                              99            7             30         129,500           FY96
Arbor Grove
Las Vegas
Clark County                             165          127             38         131,000           FY98
Talon Pointe
Las Vegas
Clark County                             111          111             --         325,000           FY98
Kew Gardens
Las Vegas
Clark County                              70           48             22         303,000           FY97
Altezza
Las Vegas
Clark County                              36           16              7         286,000           FY96
Courtney Ranch
Las Vegas
Clark County                              56            6             28         139,000           FY96
Palatine Hills
Las Vegas
Clark County                             135(b)        96             20         230,000           FY96
Country Lane
Las Vegas
Clark County                             228          116             36         130,000           FY95
Crestmont
Las Vegas
Clark County                             112          112             --         163,000           FY99
Meritage
Las Vegas
Clark County                              92(c)        92             --         260,000           FY99
Other projects                             1           --              1             N/A            N/A
                                       -----          ---            ---
TOTALS                                 1,346          732            208
                                       =====          ===            ===

---------------
(a) Represents average price of homes closed for projects with units for sale on February 28, 1998, and estimated average price for other projects.

(b) The Company has purchased 89 lots in the Palatine Hills project, and holds options on 46 lots for the remainder of the project. There can be no assurance that the Company will actually acquire such remaining lots within the option term.

(c) The Company has purchased 63 lots in the Meritage project, and holds options on 29 lots for the remainder of the project. There can be no assurance that the Company will actually acquire such remaining lots within the option term.

DEVELOPMENTS IN PROCESS -- TEXAS

     The following table sets forth certain information about projects under development in Texas as of February 28, 1998.

                                                   UNITS
          NAME AND              TOTAL            REMAINING             UNITS          AVG.
         LOCATION OF            UNITS               AT               CLOSED IN      PRICE OF        START OF
           PROJECT             PLANNED       DECEMBER 28, 1998        FY 1998       HOMES(A)      CONSTRUCTION
         -----------           -------      -------------------      ---------      --------      ------------
Cat Hollow
Round Rock
Williamson County                 289               130                  30         $155,000          FY94
Circle C Ranch
Austin
Travis County                     152                19                  29         158,000           FY93
Cypress Creek
Cedar Park
Williamson County                  69                 3                  12         159,000           FY94
Ranch at Cypress
Cedar Park
Williamson County                 102                17                  17         146,000           FY94
Springbrook
Round Rock
Travis County                     389               132                  34         146,000           FY96
Lake Pointe North
Austin
Travis County                      49                18                   9         216,000           FY96
The Settlement
Round Rock
Williamson County                  35                --                   1         116,000           FY94
Travis Country
Austin
Travis County                     237               110                  54         179,000           FY96
Onion Creek
Austin
Travis County                      55                31                  13         259,000           FY96
Lake Point South
Austin
Travis County                      34                 1                   6         197,000           FY96
Wildflower
Austin
Travis County                     167               101                  66          83,000           FY97
Lake Point 50
Austin
Travis County                     168               135                  33         178,000           FY96
Lake Point 60
Austin
Travis County                      18                 5                  12         197,000           FY96
Lake Point 70
Austin
Travis County                      40                30                  10         216,000           FY96
Lake Point 80
Austin
Travis County                      19                15                   4         257,000           FY96
Meadows of Brushy Creek
Round Rock
Williamson County                  68                42                  12         194,000           FY96
Forest Creek
Round Rock
Williamson County                  36                36                  --         199,000           FY98
Steiner Ranch
Austin
Travis County                      81                81                  --             N/A(b)        FY98
Other Projects                     60                 4                  55(c)          N/A(b)        FY99
                                -----               ---                 ---
TOTALS                          2,068               910                 397
                                =====               ===                 ===

---------------
(a) Represents average price of homes closed for projects with units for sale on February 28, 1998, and estimated average price for other projects.

(b) As of February 28, 1998, the Company has not finalized its plans for the remaining lots. As such, average selling prices have not been established.

(c) Includes 54 lot closings in fiscal 1998.

DEVELOPMENTS IN PROCESS -- ARIZONA

     The following table sets forth certain information about projects under development in Arizona during fiscal year 1998.

             NAME AND                 TOTAL              UNITS               UNITS          AVG.
            LOCATION OF               UNITS          REMAINING AT          CLOSED IN      PRICE OF        START OF
              PROJECT                PLANNED       FEBRUARY 28, 1998        FY 1998       HOMES(A)      CONSTRUCTION
            -----------              -------      -------------------      ---------      --------      ------------
Wildflower
Chandler
Maricopa County                        132                 --                  4          $121,000          FY96
San Marcos
Chandler
Maricopa County                         79                 40                 37           159,000          FY97
Ambrosia at Amberlea
Phoenix
Maricopa County                        101                  4                 26            82,000          FY96
Scottsdale Vista Estates
Scottsdale
Maricopa County                         54                 27                  9           318,000          FY96
Fairview Crossings
Glendale
Maricopa County                        141                141                 --           120,000          FY99
                                       ---                ---                 --
TOTALS                                 507                212                 76
                                       ===                ===                 ==

---------------
(a) Represents average price of homes closed for projects with units for sale on February 28, 1998, and estimated average price for other projects.

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

     At February 28, 1998, the Company's joint ventures were as follows:

                                                                              UNITS
                                                                            REMAINING
                                               TOTAL UNITS   UNITS CLOSED      AT
                                                 PLANNED       IN FY98       2/28/98
                                               -----------   ------------   ---------
JMP Harbor View -- Orange County.............       92             1             0
Grand Coto Estates, LP -- Orange County......       93            29            64
M.P.E. Partners, LP -- Los Angeles
  County(a)..................................       51             6            45
RPV Associates, LLC -- Los Angeles
  County(b)..................................       79             0            79
CPH Dana Point, LLC -- Orange County(c)......       49             0            49
                                                   ---            --           ---
                                                   364            36           237
                                                   ===            ==           ===

     Subsequent to February 28, 1998, the Company entered into four new joint ventures in California effected through the formation of additional LLC's similar in structure to the CPH LLC. These new joint ventures include a 31 acre oceanfront mixed-use site in Huntington Beach, a 440 acre residential parcel in Vista and two office buildings in Orange County with total square footage of approximately 109,000. Each of these additional LLC's enables the Company to preserve its existing capital, while mitigating project-level risk.

(a) In fiscal year 1998, the Company established a joint venture with an advisor to CalPERS to develop 51 lots in the Company's Mulholland Park Project, previously owned solely by the Company.

(b) In fiscal year 1998, the Company entered into a new joint venture which purchased and plans to develop 79 homes on 132 acres of coastal bluff property in the city of Rancho Palos Verdes, California.

(c) In fiscal year 1998, the Company entered into a new joint venture which purchased 25 acres of ocean view property in the city of Dana Point, California and plans to entitle and develop 49 homes.

LAND ACQUISITION

     The Company typically tries to purchase and hold land in California in amounts sufficient to support home production and sales over a 24 to 48 month period. The Company also tries to maintain an additional 18 month supply of entitled land through options and other means. The Company typically purchases or options entitled land in Nevada, Texas and Arizona in amounts sufficient to support home production and sales over an 18 month to 36 month period. The Company does not acquire and hold land for speculative investment.

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

     The Company tries to avoid speculative building by constraining project phase sizes, and entitlement risks by acquiring entitled land when practicable and acquiring lots through the use of options, development agreements and joint ventures with lot owners, when appropriate. Additionally, by forming strategic alliances with partners, the Company has been able to obtain access to additional capital and construction financing to spread project risk, which allows the Company to minimize the risk of holding property and to preserve its capital. To date, the Company's alliances have been conducted through joint ventures.

     Subsequent to February 28, 1998, the Company has completed the acquisition of four separate projects as follows:

                                                   TOTAL
         PROJECT                                   UNITS
          NAME                  LOCATION          PLANNED
         -------                --------          -------
  Bradfield Village      Buda, Texas                208
  Fox Crossing           Chandler, Arizona          104
  Mountain Creek         Pflugerville, Texas        319(1)
  Walnut Grove           North Las Vegas, Nevada    265(2)

---------------
(1) Including 244 lots under option.

(2) Including 208 lots under option.

     Construction is expected to begin on each of the above projects during fiscal 1999.

PRODUCT DESIGN

     The Company has received numerous industry design awards for its homes and developments. The Company's homes are noted for their innovative design, attention to detail and quality construction. Most recently, three of the Company's Mulholland Park homes won awards for national design, as chosen by the American Institute of Architects. By emphasizing the right product designs, the Company has also been able to build brand loyalty while attempting to reduce warranty costs. In many markets, resales of the Company's homes include the Company's name as a sign of quality construction and design.

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

     The Company creates architectural variety within its projects by offering numerous models, floorplans, and exterior styles in an effort to enhance home values by creating diversified neighborhood looks within its projects. Generally, the Company selects the exterior finishes of its homes. The Company offers homebuyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers through the Company's wholly owned subsidiary, Newport Design Center ("Newport Design"), or the services may be provided through the homebuyer's own consultants.

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

     The Company normally sells all of its homes through Company sales representatives who typically work from the sales offices located either at the model homes or at sales centers used in each subdivision. When appropriate, the Company also uses cooperative brokers to sell its homes. Company sales representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes, and to assist them with the selection of options and upgrades. Sales representatives attend periodic meetings at which they are provided with information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans.

     The Company generally opens an on-site sales office before the construction of the model homes is completed. This on-site sales office is utilized as a temporary sales centers to commence the sales process to potential customers. Potential homebuyers may reserve a home by submitting a refundable deposit (a reservation deposit) usually ranging from $500 to $20,000 and executing a reservation document. The Company then conducts preliminary research concerning the credit status of the potential homebuyer in order to "pre-qualify" the homebuyer. Once the prospective homebuyer has been "pre-qualified" and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must then convert the reservation deposit to an "earnest money deposit" and complete a purchase contract for the purchase of their home. The Company attempts to keep its contract cancellation rate low by attempting to pre-qualify prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process. When home purchase contracts are canceled, damages are usually limited to a percentage of the purchase price of the home and may be less pursuant to applicable law or to the terms of the purchase contract. The Company generally determines whether to seek to obtain such damages on a case-by-case basis. When home purchase contracts are canceled, the Company is usually able to identify alternate homebuyers.

     The Company makes extensive use of advertising and promotional resources, including newspaper, radio, television and magazine advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its projects. Because the Company usually offers multiple projects within a market area, it is able to utilize regional advertising that highlights all of the Company's projects within that same market area. All advertising materials and brochures are designed through the Company's wholly-owned subsidiary, Creative Design & Media in California, Nevada and Arizona and in-house in Texas.

     The Company has established a highly sophisticated website on the Internet. The website address is http://www.cph-inc.com. The Company utilizes the Internet through its website address to augment its advertising and promotional activities. To the Company's knowledge, it is one of only a few homebuilders with virtual reality houses on its website.

     The Company provides flooring and other amenities and upgrades to its homebuyers in California through its wholly-owned subsidiary, Newport Design, and through its other design centers in Nevada and Texas.

OPERATING DATA

     The following table shows new home deliveries, net new orders and average sales prices for each of the last three fiscal years for each of the Company's operations, including unconsolidated joint ventures:

                                                                   YEAR ENDED
                                                  --------------------------------------------
                                                  FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                      1996            1997            1998
                                                  ------------    ------------    ------------
New homes delivered:
  California....................................         192             266             246
  Texas.........................................         272             346             343
  Nevada........................................         547             299             208
  Arizona.......................................          48             171              76
                                                    --------        --------        --------
     Subtotal...................................       1,059           1,082             873
  Unconsolidated Joint Ventures (Calif.)........         115              31              36
                                                    --------        --------        --------
          Total.................................       1,174           1,113             909
                                                    ========        ========        ========

Net new orders..................................       1,182           1,039             919
                                                    ========        ========        ========
Average sales price:
  California (excluding joint ventures).........    $211,000        $310,000        $370,000
  California (including joint ventures).........     283,000         324,000         404,000
  Texas.........................................     144,000         163,000         157,000
  Nevada........................................     135,000         143,000         161,000
  Arizona.......................................     123,000         111,000         142,000
  Combined (excluding joint ventures)...........     154,000         188,000         217,000
  Combined (including joint ventures)...........     176,000         193,000         233,000

BACKLOG AND INVENTORY

     The Company typically pre-sells homes prior to and during construction through home purchase contracts requiring earnest money deposits or through reservation documents requiring reservation deposits. Generally, reservation deposits are refundable, but home purchase contracts are not cancelable unless the customer is unable to sell their existing home, qualify for financing or under certain other circumstances. A home sale is placed in backlog status upon execution of such a contract or reservation and receipt of an earnest money deposit or reservation deposit and is removed when such contracts or reservations are canceled as described above or the home purchase escrow is closed.

     The following table shows backlog in units and dollars at the end of each of the last three fiscal years for each of the Company's operations, including unconsolidated joint ventures:

                                                       ENDING BACKLOG
                                -------------------------------------------------------------
                                FEBRUARY 29, 1996     FEBRUARY 28, 1997     FEBRUARY 28, 1998
                                ------------------    ------------------    -----------------
                                UNITS     ($000S)     UNITS     ($000S)     UNITS    ($000S)
                                ------    --------    ------    --------    -----    --------
California....................   140      $43,200       98      $51,900      122     $ 75,000
Texas.........................   165       26,200      159       24,400      200       30,700
Nevada........................    64        8,900       78       12,600       41        7,100
Arizona.......................    71        8,600       31        4,400       13        2,200
                                 ---      -------      ---      -------      ---     --------
     Total....................   440      $86,900      366      $93,300      376     $115,000
                                 ===      =======      ===      =======      ===     ========

     The following table shows net new orders (sales made less cancellations and credit rejections), homes closed and ending backlog relating to sales of the Company's homes and homes under contract or reservation for each quarter since the beginning of fiscal year 1997. The Company's backlog at any given time is a good indicator of the number of units that will be closed in the four to six months following such date:

                                                                ENDING BACKLOG
                                          NET NEW    HOMES     -----------------
                                          ORDERS     CLOSED    UNITS    ($000S)
                                          -------    ------    -----    --------
Fiscal Year 1998
  1st Quarter...........................     238       154      450      113,500
  2nd Quarter...........................     228       199      479      133,700
  3rd Quarter...........................     201       229      451      139,200
  4th Quarter...........................     252       327      376      115,000
                                           -----     -----
          Total Fiscal Year 1998........     919       909
                                           =====     =====
Fiscal Year 1997
  1st Quarter...........................     376       252      564     $120,000
  2nd Quarter...........................     240       332      472       93,800
  3rd Quarter...........................     225       279      418       89,600
  4th Quarter...........................     198       250      366       93,300
                                           -----     -----
          Total Fiscal Year 1997........   1,039     1,113
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

EMPLOYEES

     As of April 30, 1998, the Company employed 229 persons full-time, compared to 217 persons at April 30, 1997. Of these, 31 were in executive positions, 42 were engaged in sales activities, 75 in project management activities and 81 in administrative and clerical activities. None of the Company's employees is represented by a union and the Company considers its employee relationships to be good.

RAW MATERIALS

     All of the raw materials and most of the components used in the Company's business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials, thereby leading to delays in the delivery of homes under construction. In addition, increases in the price of lumber and other materials have a negative impact on margins. In order to maintain its quality standards while providing a product at good value, the Company has used and will under appropriate market circumstances consider the further use of alternative materials, such as metal studs and framing in some of its projects.

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

     The Company also owns a 19,800 square foot office building in Las Vegas, Nevada. Approximately 10,000 square feet are used as the principal offices of the Company in Nevada. The majority of the remaining office space is leased to third parties.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine claims and litigation arising in the ordinary course of its business. The legal responsibility and financial impact with respect to such litigation cannot be presently ascertained.

     The Company is involved in a well publicized dispute with the owners of several homes and homeowners' associations in the Orange County project known as Niguel Summit and with adjacent homeowners. Prior to the Acquisition, J.M. Peters constructed the homes in Niguel Summit in 1988. The Company has been named as one of several defendants in a largely consolidated litigation concerning damage to residences precipitated by excessive amounts of rainfall as a result of recent El Nino conditions. The Company believes that it has adequate insurance, good defenses to the claims and valid cross-complaints against the original developer, subcontractors and consultants which, on a combined basis, are projected to prevent any material adverse effect to the Company arising from such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (AMEX) under the Symbol "CPH." The following table sets forth the quarterly high and low sales prices for the Common Stock for the periods indicated.

                                                              HIGH      LOW
                                                              -----    -----
FISCAL 1998
Fourth Quarter..............................................  $4.00    $2.13
Third Quarter...............................................   3.94     2.69
Second Quarter..............................................   3.81     2.63
First Quarter...............................................   2.94     1.88
FISCAL 1997
Fourth Quarter..............................................   3.25     2.63
Third Quarter...............................................   2.88     2.13
Second Quarter..............................................   3.88     2.44
First Quarter...............................................   3.94     3.19

     Payment of dividends is within the discretion of the Company's Board of Directors and holders of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. The Company has no present intention to pay dividends, but rather intends to retain any earnings. The covenants in the Indenture have restrictions on permissible dividend payments to the Company from Capital Pacific Holdings, LLC. There can be no assurance that such limit may not become more restrictive as the result of any future losses of Capital Pacific Holdings, LLC. During the last three years, no dividends have been paid.

     On May 1, 1998, the Company had approximately 1,000 beneficial holders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial information of the Company is presented for the fiscal years ended February 28, 1998, February 28, 1997, February 29, 1996, February 28, 1995 and February 28, 1994. The selected financial information and other data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior years balances to conform to the current year presentation.

                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND
                                                                                  OPERATING DATA)
                                                                               LAST DAY OF FEBRUARY
                                                              -------------------------------------------------------
                                                               1994        1995        1996        1997        1998
                                                              -------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Sales of homes and land.....................................  $91,066    $143,089    $168,679    $216,549    $191,098
Cost of sales...............................................   73,348     112,152     144,079     183,557     162,966
Impairment loss on real estate assets.......................       --          --          --          --       8,000
                                                              -------    --------    --------    --------    --------
Gross margin................................................   17,718      30,937      24,600      32,992      20,132
Selling, general and administrative.........................   12,322      22,314      22,895      30,282      24,744
                                                              -------    --------    --------    --------    --------
  Income (loss) from operations.............................    5,396       8,623       1,705       2,710      (4,612)
                                                              -------    --------    --------    --------    --------
Income from unconsolidated joint ventures...................       --          --       1,560         259         764
Interest and other income, net..............................       --          --         920         900       1,391
Minority interest(1)........................................   (4,332)     (5,883)     (1,080)        192        (469)
Interest expense............................................     (418)         --          --          --          --
Provision for litigation judgment...........................       --      (1,950)         --          --          --
                                                              -------    --------    --------    --------    --------
Income (loss) before income taxes and extraordinary items...      646         790       3,105       4,061      (2,926)
Income tax expense (benefit)................................       --         216         503         539        (735)
                                                              -------    --------    --------    --------    --------
Income (loss) before extraordinary items....................      646         574       2,602       3,522      (2,191)
Extraordinary items:
  Extraordinary gain for debt retired at less than face
    value, net of taxes.....................................    4,268       3,075          --          --          --
                                                              -------    --------    --------    --------    --------
Net income (loss)...........................................  $ 4,914    $  3,649    $  2,602    $  3,522    $ (2,191)
                                                              =======    ========    ========    ========    ========
Net income (loss) per common share:(2)
Before extraordinary items..................................  $   .04    $    .04    $    .17    $    .23    $   (.15)
Extraordinary items.........................................      .30         .20          --          --          --
                                                              -------    --------    --------    --------    --------
Net income (loss) per share.................................  $   .34    $    .24    $    .17    $    .23    $   (.15)
                                                              =======    ========    ========    ========    ========
Weighted average shares.....................................   14,488      14,995      14,995      14,995      14,795
                                                              =======    ========    ========    ========    ========

                                                                           AT THE LAST DAY OF FEBRUARY
                                                             --------------------------------------------------------
                                                               1994        1995        1996        1997        1998
                                                             --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Real estate projects.......................................  $105,696    $167,807    $227,194    $233,562    $192,347
Total assets...............................................   121,954     215,175     266,508     271,918     251,655
Notes payable..............................................    34,709      29,391      63,929      73,474      36,714
Senior Unsecured Notes Payable.............................        --     100,000     100,000     100,000     100,000(3)
Minority interest..........................................    13,959       3,524       2,894         360      30,061(3)
Stockholders' equity.......................................    55,594      60,744      63,346      66,868      63,050(3)
OPERATING DATA (IN UNITS):
Homes closed...............................................       404         824(4)    1,174       1,113         909
Homes contracted for.......................................       478         835(5)    1,182       1,039         919
Homes in backlog...........................................       305         432         440         366         376

---------------
(1) Includes the minority interest share of earnings of the CPH LLC from October 1, 1997 forward.

(2) Reflects per share amounts on both a basic and diluted basis. See Note 1 to the Consolidated Financial Statements.

(3) At February 28, 1998, minority interest includes $29.8 million of capital in CPH LLC attributable to CHF. At February 28, 1998, CPH LLC had total capital accounts of $91.4 million and was the sole obligor for the balance of the $100 million Senior Unsecured Notes Payable.

(4) Excludes homes closed by Clark Wilson for the six month period prior to the Clark Wilson Acquisition.

(5) Excludes 116 homes in Clark Wilson's backlog at August 31, 1994 (prior to the Clark Wilson acquisition).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, availability to homebuilders of financing for acquisitions, development and construction, availability to homebuyers of permanent mortgages, interest rate levels and the demand for housing; supply levels of land, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather (including El Nino) and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

RESULTS OF OPERATIONS -- GENERAL

     The following table illustrates the actual and pro forma results of the Company's operations for the past three fiscal years. The pro forma results have been adjusted to reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and the exclusion of the $8,000,000 non-cash charge recorded in the third quarter of fiscal 1998, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED
                                    -----------------------------------------------------------------------
                                      FEBRUARY 29, 1996        FEBRUARY 28, 1997        FEBRUARY 28, 1998
                                    ---------------------    ---------------------    ---------------------
                                     ACTUAL     PRO FORMA     ACTUAL     PRO FORMA     ACTUAL     PRO FORMA
                                    --------    ---------    --------    ---------    --------    ---------
Sales of homes and land...........  $168,679    $213,374     $216,549    $227,750     $191,098    $214,093
Cost of sales.....................   144,079     183,507      183,557     194,296      170,966     181,614
                                    --------    --------     --------    --------     --------    --------
    Gross margin..................  $ 24,600    $ 29,867     $ 32,992    $ 33,454     $ 20,132    $ 32,479
                                    ========    ========     ========    ========     ========    ========

     As is noted in footnote 1 to the financial statements presented herein, the Company is reporting its results on a consolidated basis with the results of CPH LLC. References to the Company in this Item 7 are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities.

FISCAL 1998 (YEAR ENDED FEBRUARY 28, 1998) COMPARED TO FISCAL 1997 (YEAR ENDED FEBRUARY 28, 1997):

     The Company reported a net loss of $2.2 million, or $0.15 per share, in fiscal 1998, as compared to net income of $3.5 million, or $0.23 per share, in fiscal 1997, due primarily to the $8 million non-cash charge discussed above.

     Sales of homes and land including unconsolidated joint ventures were $214.1 million for fiscal 1998 compared to $227.8 million for fiscal 1997. This decrease is due to a decrease in total home closings from 1,113 in fiscal 1997 to 909 in fiscal 1998, including 31 and 36 homes, respectively, closed in unconsolidated joint ventures. As an offset to the decreased closing activity, the Company's average sales price per unit has increased to $233,000 in fiscal 1998 from $193,000 in fiscal 1997, a 20.7% increase.

     The decrease in closings and the resultant decrease in sales was primarily due to the effect, prior to the restructuring discussed above, of constraints in both the bank lines and bond indenture which limited construction starts and sale releases in the past several quarters. In addition, the level of closings was negatively impacted by the unusually wet winter in California precipitated by the El Nino weather phenomenon. Due primarily to the non-cash charge of $8 million, the Company's actual gross margin on home and lot closings decreased to 10.5% for fiscal 1998 as compared to 15.2% for fiscal 1997. However, the Company's pro forma gross margin on home and lot closings improved to 15.2% during fiscal 1998 as compared to 14.7% in fiscal 1997.

     Selling, general and administrative expense of $24.7 million for fiscal 1998 decreased $5.5 million or 18.3% as compared to fiscal 1997. As a percentage of revenue, selling, general and administrative expense decreased from 14.0% in fiscal 1997 to 12.9% for 1998. This relationship is impacted positively by the Company's ongoing cost containment efforts and adversely by the effect of lower revenues during fiscal 1998.

     Income from unconsolidated joint ventures increased from $259,000 in fiscal 1997 to $764,000 in fiscal 1998, due to both the higher unit closings and higher margins experienced in the Company's current joint ventures.

     Interest and other income increased from $900,000 to $1,391,000, primarily as a result of increased activity in the Company's mortgage broker operations.

     Minority interest of $469,000 for fiscal 1998 primarily represents the share of the New LLC's income attributable to CHF since October 1, 1997.

     Interest incurred was $20.4 million in fiscal 1998, as compared to $21.6 million in fiscal 1997, while interest included in cost of sales was $14.3 million during fiscal 1998, as compared to $18.7 million in fiscal 1997.

     The Company has recorded a net income tax benefit of $735,000 for fiscal 1998 reflecting the generation of a deferred income tax benefit during the year offset by current income taxes payable.

FISCAL 1997 (YEAR ENDED FEBRUARY 28, 1997) COMPARED TO FISCAL 1996 (YEAR ENDED FEBRUARY 29, 1996)

     The Company recorded net income of $3.5 million in fiscal 1997 or $0.23 per share, compared to net income of $2.6 million, or $0.17 per share, for fiscal 1996. These results were due to the factors described below.

     Sales of homes and land including unconsolidated joint ventures were $227.8 million for fiscal 1997 compared to $213.4 million for fiscal 1996. Revenues from housing sales for fiscal 1997 increased by 28.4% to $216.5 million from $168.7 million in fiscal year 1996; the revenues figures for housing sales for fiscal 1997 and fiscal 1996 do not include closings from the unconsolidated joint ventures. This revenue increase was due to an increase in the average sales price during the fiscal year. Home closings for fiscal 1997 were 1,113 (which includes 31 homes closed in unconsolidated joint ventures) compared to 1,174 homes (which includes 115 homes closed in unconsolidated joint ventures) for fiscal 1996, a decrease of 61 homes which, nevertheless, resulted in an increase in total revenue.

     Selling, general and administrative expenses for fiscal year 1997 of $30.3 million increased $7.4 million over fiscal 1996. This increase was primarily due to the increased number of projects being marketed in California and Texas.

     Minority interest for fiscal 1997 of $(192,000) decreased $1,272,000 from fiscal 1996. This decrease was due to a reduced number of consolidated joint venture home closings in fiscal year 1997. For fiscal 1997, consolidated joint venture closings totaled 17 units versus the 75 units closed in fiscal 1996.

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

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities. As of February 28, 1998, CPH LLC has in place several credit facilities totaling $167 million (the "Facilities") with various bank lenders (the "Banks"), of which $37 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 1998, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 28, 1998, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

     Homebuilding activity is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors, including CHF, the investor in CPH LLC. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The proceeds are projected to provide sufficient available liquidity, when combined with additional financing permitted under the Indenture, joint ventures and cash flow from operations, to fund the CPH LLC's current and projected acquisition, development and construction activities. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC.

     The Indenture contains restrictions on the incurring of indebtedness which affect the availability of these bank facilities based on various measures of the financial performance of the CPH LLC. Subject to such restrictions, the bank facilities will be available to augment cash flow from operations and joint venture financing to fund the CPH LLC's operations.

     Management expects that cash flow generated from operations and from additional financing permitted by the terms of the Indenture will be sufficient to cover the debt service and to fund CPH LLC's current development and homebuilding activities for the reasonably foreseeable future.

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

ASSET IMPAIRMENT CHARGES

     In connection with the restructuring and recapitalization of the Company discussed above, management completed a process of reevaluating and revising the Company's business plan, including its plans for the development of its various projects. As a result of this analysis, it was determined that certain of the Company's projects would require an impairment charge when evaluated in accordance with SFAS No. 121. In addition, management determined that certain warranty-related reserves should be adjusted. Therefore, during the third quarter of fiscal 1998, the Company recorded a non-cash charge of $8 million.

     Operating results during fiscal year 1997 were adversely affected by asset impairment charges totaling $2.3 million related to the write-off of operational start up costs for the Company's operations in Arizona, the write-off of certain redesign and materials costs previously capitalized to certain low margin projects in Nevada and the write-off of certain other costs.

YEAR 2000 COMPLIANCE

     The Company has assessed the vulnerability of its computer systems to the "Year 2000 issue" and the cost of addressing Year 2000 compliance. Modifications and replacements of computer systems, primarily the replacement of computer software, to attain Year 2000 compliance have begun, and the Company expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. Presently, the Company does not believe that Year 2000 compliance will result in material expenditures by the Company, nor does the Company anticipate the Year 2000 issue will have direct material adverse effects on the business operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 issue will not adversely affect the Company and its business, including through an adverse effect on general economic conditions.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Both FAS 130 and 131 are required to be adopted by the Company for the year ended February 28, 1999. The Company believes the adoption of these statements will not have a material impact on its consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAPITAL PACIFIC HOLDINGS, INC.

                                                              PAGE
                                                              ----
  Reports of Independent Public Accountants.................   23
  Consolidated Balance Sheets as of February 28, 1997 and
     February 28, 1998......................................   28
  Consolidated Statements of Operations for the years ended
     February 29, 1996, February 28, 1997 and February 28,
     1998...................................................   29
  Consolidated Statements of Stockholders' Equity for the
     years ended February 29, 1996, February 28, 1997 and
     February 28, 1998......................................   30
  Consolidated Statements of Cash Flows for the years ended
     February 29, 1996, February 28, 1997 and February 28,
     1998...................................................   31
  Notes to Consolidated Financial Statements................   32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Capital Pacific Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Pacific Holdings, Inc. (a Delaware corporation) and subsidiaries as of February 28, 1997 and February 28, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Joint Ventures (Notes 1 and 4), which statements represent total assets and total revenues of 1 and 1 percent at February 29, 1996, 1 and 1 percent at February 28, 1997, and 1 and 1 percent at February 28, 1998, respectively, of the consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Pacific Holdings, Inc. and subsidiaries as of February 28, 1997 and February 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
May 13, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
Grand Coto Estates, L.P.

     We have audited the balance sheet of Grand Coto Estates, L.P., a California limited partnership (the "Partnership"), as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Coto Estates, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

February 16, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
M.P.E. Partners, L.P.

     We have audited the balance sheet of M.P.E. Partners, L.P., a California limited partnership (the "Partnership"), as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the period March 14, 1997 (inception) through December 31, 1997 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.P.E. Partners, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the period March 14, 1997 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

February 13, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
JMP Canyon Estates, L.P.

     We have audited the balance sheet of JMP Canyon Estates, L.P., a California limited partnership (the "Partnership"), as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMP Canyon Estates, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

February 28, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
JMP Harbor View, L.P.

     We have audited the balance sheet of JMP Harbor View, L.P., a California limited partnership (the "Partnership"), as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMP Harbor View, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

February 28, 1997

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              FEBRUARY 28,   FEBRUARY 28,
                                                                  1997           1998
                                                              ------------   ------------
Cash and cash equivalents...................................    $ 11,434       $  4,328
Restricted cash.............................................       1,417          1,361
Accounts and notes receivable...............................       4,801         26,191
Real estate projects........................................     233,562        192,347
Property, plant and equipment...............................       7,746          7,857
Investment in and advances to unconsolidated joint
  ventures..................................................       1,588          6,762
Prepaid expenses and other assets...........................      11,370         12,809
                                                                --------       --------
          Total assets......................................    $271,918       $251,655
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................    $ 31,216       $ 21,830
Notes payable...............................................      73,474         36,714
Senior unsecured notes payable..............................     100,000        100,000
                                                                --------       --------
          Total liabilities.................................     204,690        158,544
                                                                --------       --------
Minority interest...........................................         360         30,061
                                                                --------       --------
Stockholders' equity:
  Common stock, par value $.10 per share; 30,000,000 shares
     authorized; 14,995,000 and 14,305,511 issued and
     outstanding, respectively..............................       1,500          1,500
  Additional paid-in capital................................     211,888        211,888
  Accumulated deficit.......................................    (146,520)      (148,711)
  Treasury stock............................................          --         (1,627)
                                                                --------       --------
          Total stockholders' equity........................      66,868         63,050
                                                                --------       --------
          Total liabilities and stockholders' equity........    $271,918       $251,655
                                                                ========       ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      FOR THE YEARS ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                              1996            1997            1998
                                                          ------------    ------------    ------------
Sales of homes and land.................................    $168,679        $216,549        $191,098
Cost of sales...........................................     144,079         183,557         162,966
Impairment loss on real estate assets...................          --              --           8,000
                                                            --------        --------        --------
  Gross margin..........................................      24,600          32,992          20,132
Selling, general and administrative expenses............      22,895          30,282          24,744
                                                            --------        --------        --------
  Income (loss) from operations.........................       1,705           2,710          (4,612)
Income from unconsolidated joint ventures...............       1,560             259             764
Interest and other income, net..........................         920             900           1,391
Minority interest.......................................      (1,080)            192            (469)
                                                            --------        --------        --------
  Income (loss) before income taxes.....................       3,105           4,061          (2,926)
Provision (benefit) for income taxes....................         503             539            (735)
                                                            --------        --------        --------
  Net income (loss).....................................    $  2,602        $  3,522        $ (2,191)
                                                            ========        ========        ========
  Net income (loss) per common share:...................    $   0.17        $   0.23        $  (0.15)
                                                            ========        ========        ========
  Weighed average number of common shares...............      14,995          14,995          14,795
                                                            ========        ========        ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED FEBRUARY 28, 1998
                         (IN THOUSANDS, EXCEPT SHARES)

                                                      COMMON
                                                      STOCK            ADDITIONAL
                                               --------------------     PAID-IN      (ACCUMULATED    TREASURY
                                                 SHARES      AMOUNT     CAPITAL        DEFICIT)       STOCK       TOTAL
                                               ----------    ------    ----------    ------------    --------    -------
BALANCE, February 28, 1995...................  14,995,000    $1,500     $211,888      $(152,644)     $    --     $60,744
  Net income.................................          --       --            --          2,602           --       2,602
                                               ----------    ------     --------      ---------      -------     -------
BALANCE, February 29, 1996...................  14,995,000    1,500       211,888       (150,042)          --      63,346
  Net income.................................          --       --            --          3,522           --       3,522
                                               ----------    ------     --------      ---------      -------     -------
BALANCE, February 28, 1997...................  14,995,000    1,500       211,888       (146,520)          --      66,868
  Repurchase of common stock.................    (689,489)      --            --             --       (1,627)     (1,627)
  Net loss...................................          --       --            --         (2,191)          --      (2,191)
                                               ----------    ------     --------      ---------      -------     -------
BALANCE, February 28, 1998...................  14,305,511    $1,500     $211,888      $(148,711)     $(1,627)    $63,050
                                               ==========    ======     ========      =========      =======     =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED
                                                              ------------------------------------------
                                                              FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss).........................................    $  2,602      $   3,522       $ (2,191)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities --
     Depreciation and amortization..........................       1,390          1,876          1,685
     Changes in Assets and Liabilities:
       (Increase) decrease in accounts and notes
          receivable........................................        (603)          (380)       (21,390)
       (Increase) decrease in real estate projects..........     (57,109)        (6,368)        41,215
       (Increase) decrease in prepaid expenses and other
          assets............................................      (2,013)        (1,131)        (1,383)
       Increase (decrease) in accounts payable and accrued
          liabilities.......................................      14,823         (5,123)        (9,386)
     Equity in earnings of unconsolidated joint ventures....      (1,560)          (259)          (764)
     Minority interest......................................       1,080           (192)           469
                                                                --------      ---------       --------
       Net cash provided by (used in) operating
          activities........................................     (41,390)        (8,055)         8,255
                                                                --------      ---------       --------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (1,269)        (2,937)        (1,796)
  Decrease (increase) in investments in and advances to
     unconsolidated joint ventures..........................       3,195          1,373         (4,410)
                                                                --------      ---------       --------
       Net cash provided by (used in) investing
          activities........................................       1,926         (1,564)        (6,206)
                                                                --------      ---------       --------
FINANCING ACTIVITIES:
  Proceeds from notes payable...............................     131,572        143,596        129,169
  Principal payments of notes payable.......................     (98,949)      (134,051)      (165,929)
  Capital contributions (distributions) to minority
     interest, net..........................................      (1,710)        (2,342)        29,232
  Repurchase of common stock................................          --             --         (1,627)
                                                                --------      ---------       --------
       Net cash provided by (used in) financing
          activities........................................      30,913          7,203         (9,155)
                                                                --------      ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (8,551)        (2,416)        (7,106)
CASH AND CASH EQUIVALENTS, beginning of period..............      22,401         13,850         11,434
                                                                --------      ---------       --------
CASH AND CASH EQUIVALENTS, end of period....................    $ 13,850      $  11,434       $  4,328
                                                                ========      =========       ========
SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH ACTIVITIES:
  Cash paid during the year for interest....................    $ 17,939      $  22,640       $ 19,800
  Cash paid during the year for income taxes................       1,479            540             --
  Debt assumed by consolidated partnership for land
     contributed............................................       1,915             --             --

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. COMPANY ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Company Organization and Operations

     Capital Pacific Holdings, Inc., together with its subsidiaries, (the "Company") conducts business under various names, including the name Capital Pacific Homes in Nevada and Arizona and Clark Wilson Homes in Texas.

     Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to a newly formed limited liability company known as Capital Pacific Holdings, LLC ("CPH LLC") substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of CPH LLC the sum of $30 million in cash and acquired a 32.07% interest in CPH LLC. The Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. At February 28, 1998, CPH LLC had $250 million in assets and a net worth of $91 million. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through newly formed project specific entities. The Company is the sole managing member of CPH LLC and expects that it will be the sole managing member of any newly formed project specific entity. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform its management functions for CPH LLC pursuant to management agreements which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities.

     The Company is a regional builder with operations throughout selected metropolitan areas of Southern California, Nevada, Texas and Arizona. Approximately 53, 16, 26 and 5 percent of the Company's total revenues (including the unconsolidated joint ventures) were in California, Nevada, Texas and Arizona, respectively, for the year ended February 28, 1998. Economic conditions in the Southern California areas of the Company's operations have recently improved dramatically. There can be no assurances that such improvements will continue in the future.

     The Company has recently expanded its operating strategy to encompass the development of commercial and mixed-use projects, as well as ownership of existing commercial properties.

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

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include projected revenues and costs of projects, which impact the allocation of costs to homes sold. Actual results could differ from estimated amounts.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

  Principles of Consolidation and Minority Interest in Joint Ventures

     The consolidated financial statements for fiscal 1998 include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of CPH LLC, including the capital accounts of CPH LLC totaling $91.4 million, $29.8 million of which is required to be presented as minority interest in the accompanying consolidated balance sheets. The consolidated financial statements for prior periods include only the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures. All other investments (See Note 4) are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     Effective upon the closing date of the purchase transaction with San Jacinto, Peters Ranchland Company, Inc., a wholly owned subsidiary of the Company, as general partner, entered into four limited partnership agreements ("Joint Ventures") with IHP Investment Fund I, L.P. ("IHP") (an advisor to the State of California Public Employees Retirement System ("CalPERS")), as the limited partner to pursue the development of various real properties of the Company, with such properties transferred to the Joint Ventures concurrently with the closing. Peters Ranchland Company, Inc. and IHP each had a 50% interest in each Joint Venture. The financial statements of the Joint Ventures have been consolidated herein. As of February 28, 1998, home building operations of these Joint Ventures have been completed and all homes sold.

     Two additional partnerships with IHP (J.M.P. Canyon Estates, L.P. and J.M.P. Harbor View L.P.), were entered into during fiscal 1995 and have been constructing homes and had closings in fiscal years 1996, 1997 and 1998. These two projects were completed in fiscal 1997 and fiscal 1998, respectively. In fiscal year 1997, the Company entered into an additional partnership with IHP, Grand Coto Estates, L.P. In fiscal 1998, the Company entered into another partnership with IHP, M.P.E. Partners, L.P. and entered into two additional joint ventures with an affiliate of CHF, RPV Associates, LLC and CPH Dana Point, LLC. All of these partnerships and joint ventures are accounted for on the equity method of accounting and are not consolidated.

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

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to thirty years using the straight-line method. Total property and equipment was $7,746,000 and $7,857,000 (net of accumulated depreciation of $3,817,000 and $4,757,000, respectively) as of February 28, 1997 and February 28, 1998, respectively.

  Real Estate Projects

     All direct and indirect land costs, offsite and onsite improvements and applicable interest and carrying charges are capitalized to real estate projects under development. Capitalized costs are included in cost and expenses as real estate is sold; direct marketing costs are expensed in the period incurred. Land and land

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES development costs are accumulated by project and are allocated to individual phases using the relative sales value method.

     Prior to February 29, 1996, each real estate project was carried at the lower of its cost or its estimated net realizable value. SFAS No. 121 changed the method of valuing long-lived assets, including real estate projects, whereby long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying SFAS 121, real estate under development is considered to be held for use whereas finished units are considered assets to be disposed of. In evaluating long-lived assets held for use, a review for impairment loss is triggered if the sum of the expected future cash flows (undiscounted and without interest charge) is less than the carrying amount of the asset. Various assumptions and estimates are used to determine fair value in determining the amount of any impairment loss including, among others, estimated costs of construction, development and direct marketing, sales absorption rates, anticipated sales prices and carrying costs. The calculation of the impairment loss is based on estimated future cash flows which are calculated to include an appropriate return and interest. The estimates used to determine the impairment adjustment can change in the near term as the economy in the Company's key areas change.

     In connection with the restructuring and recapitalization of the Company discussed above, management completed a process of reevaluating and revising the Company's business plan, including its plans for the development of its various projects. As a result of this analysis, it was determined that certain of the Company's projects would require an impairment charge when evaluated in accordance with SFAS No. 121. In addition, management determined that certain warranty-related reserves should be adjusted. Therefore, during the third quarter of fiscal 1998, the Company recorded a non-cash charge of $8 million.

     Operating results during fiscal year 1997 were adversely affected by asset impairment charges totaling $2.3 million related to the write-off of operational start up costs for the Company's operations in Arizona, the write-off of certain redesign and materials costs previously capitalized to certain low margin projects in Nevada and the write-off of certain other costs.

  Revenue Recognition

     The Company's accounting policies follow specific provisions of the Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," which specifies minimum down payment requirements, financing terms and certain other requirements for sales of real estate.

     Income from sales is recognized when title has passed, the buyer has met minimum down payment requirements and the terms of any notes received by the Company satisfy continuing investment requirements. At the time of sale, accumulated costs are relieved from real estate projects and charged to cost of sales on a relative sales value basis.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, which requires the liability method of accounting for income taxes.

  Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, short-term investments which have a maturity of 90 days or less from the date of purchase are considered cash equivalents.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

  Stock Options

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

  Net Income Per Common Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which was adopted by the Company on February 28, 1998. Net income (loss) per common share is based upon the weighted average number of common shares outstanding for the period. The effect of stock options and warrants was not dilutive in all years presented, and thus basic and diluted income (loss) per common share are the same.

  Reclassifications

     Certain reclassifications have been made to certain prior year balances in order to conform with the current year presentation.

 2. RESTRICTED CASH

     The Company has restricted cash totaling $1,417,000 and $1,361,000 as of February 28, 1997 and February 28, 1998, respectively. Included in these amounts for fiscal 1997 and 1998 is $500,000, which is held as collateral for the Company's bonding obligations. The balance of restricted cash consists of deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

 3. REAL ESTATE PROJECTS

     Real estate projects consist of the following at February 28, 1997 and February 28, 1998 (in thousands):

                                                           1997        1998
                                                         --------    --------
Land and improvements under construction...............  $186,172    $168,216
Completed residential homes............................    30,038      10,249
Completed model homes..................................    17,352      13,882
                                                         --------    --------
                                                         $233,562    $192,347
                                                         ========    ========

     Total interest costs incurred during the years ended February 29, 1996, February 28, 1997 and February 28, 1998 were $18,261,000, $22,640,000 and
$20,411,000, respectively, all of which was initially capitalized.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner and has a 50 percent or less ownership in seven unconsolidated entities at February 28, 1998. The Company's investments in and advances to unconsolidated entities are as follows at February 28, 1997 and February 28, 1998 (in thousands):

                                                            1997       1998
                                                           -------    -------
Bay Hill Escrow..........................................  $   183    $    20
JMP Canyon Estates, L.P..................................      393        500
JMP Harbor View , L.P....................................       49        628
Grand Coto Estates, L.P..................................      963        982
M.P.E. Partners, L.P.....................................       --      3,500
RPV Associates, LLC......................................       --      1,125
CPH Dana Point, LLC......................................       --          7
                                                           -------    -------
                                                           $ 1,588    $ 6,762
                                                           =======    =======

     The Company uses the equity method of accounting for its investments in these unconsolidated 50 or less percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company.

     Following is summarized, unaudited combined financial information for the unconsolidated entities at February 28, 1997 and February 28, 1998 (in thousands):

                                     ASSETS

                                                            1997       1998
                                                           -------    -------
Cash.....................................................  $   386    $   452
Real estate projects.....................................    9,337     64,865
Other assets.............................................      604      2,113
                                                           -------    -------
                                                           $10,327    $67,430
                                                           =======    =======

                             LIABILITIES AND EQUITY

                                                            1997       1998
                                                           -------    -------
Accounts payable and other liabilities...................  $ 6,926    $ 8,974
Equity
  The Company............................................    1,112      3,213
  Others.................................................    2,289     55,243
                                                           -------    -------
                                                             3,401     58,456
                                                           -------    -------
                                                           $10,327    $67,430
                                                           =======    =======

                                INCOME STATEMENT

                                                 1996       1997       1998
                                                -------    -------    -------
Sales of homes and land.......................  $44,695    $11,201    $23,667
Interest and other income, net................      (71)       425        351
                                                -------    -------    -------
                                                 44,624     11,626     24,018
                                                -------    -------    -------
Costs and expenses............................   38,981     10,627     20,293
                                                -------    -------    -------
Net income....................................  $ 5,643    $   999    $ 3,725
                                                =======    =======    =======

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

 5. NOTES PAYABLE

     Notes payable consist of the following at February 28, 1997 and February 28, 1998 (in thousands):

                                                            1997       1998
                                                           -------    -------
Promissory notes collateralized by deeds of trust,
  including interest varying from 9.5 percent to prime
  plus one percent.......................................  $ 3,680    $    --
Notes payable to banks, including interest varying from
  prime to prime plus two percent maturing between May
  31, 1998 and April 30, 1999 secured by certain real
  estate inventories on a non-recourse basis.............   32,233     24,709
Notes payable to bank, including interest at prime with
  the term of the commitment reducing commencing December
  1, 1998 secured by certain real estate inventories on a
  recourse basis.........................................   35,656     11,736
Contingent promissory note payable to previous owner of
  Clark Wilson...........................................    1,905         --
Other....................................................       --        269
                                                           -------    -------
                                                           $73,474    $36,714
                                                           =======    =======

     At February 28, 1997 and February 28, 1998, the aggregate carrying value of assets collateralizing the above notes was $179,941,000 and $148,520,000, respectively.

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities. As of February 28, 1998, CPH LLC has in place several credit facilities with contingent availabilities totaling $167 million (the "Facilities") with various bank lenders (the "Banks"), of which $37 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 1998, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 28, 1998, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

     Homebuilding activity is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors, including CHF, the investor in the CPH LLC. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

     During the years ended February 29, 1996, February 28, 1997 and February 28, 1998, the highest month-end balance on notes payable was $70,171,000, $83,152,000 and $73,305,000, respectively, and the weighted average outstanding balance was $48,162,000, $78,041,000 and $54,310,000, respectively. The weighted average interest rates on notes payable during the years ended February 29, 1996, February 28, 1997 and February 28, 1998, were 10.8 percent, 9.3 percent and 8.9 percent, respectively. The weighted average interest rates on notes payable at February 29, 1996, February 28, 1997 and February 28, 1998, were 9.3 percent, 9.4 percent and 8.9 percent, respectively.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

                                                              AS OF
                                                           FEBRUARY 28,
                                                               1998
                                                           ------------
Fiscal years ending:
  1999...................................................    $16,983
  2000...................................................         --
  2001...................................................      6,231
  2002...................................................     13,500
                                                             -------
  TOTAL..................................................    $36,714
                                                             =======

 6. SENIOR UNSECURED NOTES PAYABLE; WARRANTS

     In May, 1994, the Company issued $100 million principal amount of its 12 3/4 percent Senior Notes due May 1, 2002 (the "Notes"). In connection with the issuance of the Notes, the Company issued 790,000 warrants to purchase the Company's common stock at a price of $3.30 per share, all of which are fully exercisable until 2004. Interest is due and payable on May 1 and November 1 of each year. The Notes are not redeemable at the option of CPH LLC prior to May 1, 1999. Thereafter, the Notes will be redeemable at 106.375% of their principal amount, declining ratably to par on and after May 1, 2001, plus accrued interest.

     The obligations associated with the Notes have been transferred to CPH LLC. CPH LLC will be obligated to make an offer to purchase 10% of the outstanding principal balance of the Notes at a purchase price equal to 100% of the principal amount, plus accrued interest, in the event there are two consecutive fiscal quarters that the CPH LLC's Consolidated Tangible Net Worth (as defined) is less than $37 million. The Notes also contain certain restrictive covenants, which, among other things, limit the incurrence of additional indebtedness, the payment of dividends, the ability to create liens, make restricted payments (as defined) and the ability to enter into certain transactions with affiliates. As of February 28, 1998 CPH LLC was in compliance with these covenants and was not required to make any such offer.

     At February 28, 1998, unamortized bond issuance cost was $3.5 million, net of accumulated amortization of $2.3 million, which is being amortized over the term of the Notes utilizing the effective interest rate method. Unamortized bond issuance cost is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

 7. INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended February 29, 1996, February 28, 1997 and February 28, 1998 (in thousands):

                                                     1996    1997     1998
                                                     ----    ----    -------
Current
  Federal..........................................  $365    $351    $   150
  State............................................   138     188        215
                                                     ----    ----    -------
                                                      503     539        365
                                                     ----    ----    -------
Deferred...........................................    --      --     (1,100)
                                                     ----    ----    -------
Provision (benefit) for income taxes...............  $503    $539    $  (735)
                                                     ====    ====    =======

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The deferred income tax benefit at February 28, 1997 and February 28, 1998 results from the following temporary differences between financial and tax reporting (in thousands):

                                                  1996      1997       1998
                                                  -----    -------    -------
Accrued expenses................................  $ 120    $   (79)   $   104
Construction period expenses....................   (746)    (1,482)       923
Depreciation....................................    (52)       (99)       (53)
Built-in losses.................................     --         --     (2,542)
Net operating loss carryforward.................     --        190        257
Decrease in valuation allowance.................    678      1,470      2,411
                                                  -----    -------    -------
                                                  $  --    $    --    $ 1,100
                                                  =====    =======    =======

     The components of the Company's deferred income tax asset (liability) as of February 28, 1997 and February 28, 1998 are as follows:

                                                            1997       1998
                                                           -------    -------
Accrued expenses.........................................  $   491    $   595
Construction period expenses.............................      849      1,772
Depreciation.............................................      (57)      (110)
Built-in losses..........................................    6,681      4,139
Net operating loss carryforward..........................      731        988
Valuation allowance......................................   (8,695)    (6,284)
                                                           -------    -------
                                                           $    --    $ 1,100
                                                           =======    =======

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     A reconciliation of the income tax provision (benefit) computed at the federal statutory rate and the income tax benefit for financial reporting purposes for the years ended February 29, 1996, February 28, 1997 and February 28, 1998, are as follows:

                                                          1996    1997    1998
                                                          ----    ----    ----
Income taxes at statutory rate..........................   34%     34%     34%
State income taxes, net of federal tax benefit..........    3       3       3
Alternative minimum tax.................................   --      --      (5)
Franchise tax liability.................................   --      --      (7)
Utilization of net operating loss carryforward..........  (21)    (24)     --
                                                          ---     ---      --
                                                           16%     13%     25%
                                                          ===     ===      ==

 8. REPURCHASE OF COMMON STOCK

     During the third quarter of fiscal 1998, the New LLC repurchased 1,015,000 shares of the Company's common stock which were issued to Roger Nix, the previous owner of Durable Homes, Inc. ("Durable"), a wholly owned subsidiary of the Company operating in Nevada, in connection with the Company's acquisition of Durable in 1993, and distributed such shares to the Company and CHF in proportion to their respective ownership percentages in the New LLC. Accordingly, 689,489 shares were distributed to the Company and are being held as treasury stock. As a result, the number of outstanding shares of the Company has been reduced from 14,995,000 to 14,305,511. The foregoing distribution is subject to adjustment based on contractual arrangements between the Company and CHF.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     In addition, the Company has announced a stock repurchase program whereby up to 500,000 additional shares of the Company's outstanding common stock may be repurchased. As of February 28, 1998, an insignificant number of shares had been repurchased under this program.

 9. STOCK OPTION PLAN

     Effective February 28, 1995, the Board of the Corporation approved the 1995 Stock Incentive Plan (the "1995 Plan"). The 1995 Plan permits a committee designated by the Board of the Corporation to make awards to key employees and directors of the Company and its subsidiaries. Subject to various restrictions, awards could be in the form of stock options, restricted or unrestricted stock, stock appreciation rights or a combination of the above. The maximum number of shares or share equivalents that may be awarded under the 1995 Plan is 1,500,000. No awards have been made under the 1995 Plan.

10. RELATED PARTY TRANSACTIONS

     Commitment fees totaling $132,000 and $534,000 were paid to joint venture partners and capitalized to the real estate being developed during fiscal 1997 and 1998, respectively. These capitalized fees are included in cost of sales as the units are sold.

     In fiscal 1997, the Company contributed cash of $761,000 to an unconsolidated joint venture with CalPERS. In fiscal 1998, the Company contributed an aggregate of $2,925,000, including $215,000 of cash, to unconsolidated joint ventures.

     The Company has made advances to unconsolidated joint ventures for construction. The balance of advances at February 28, 1997 and 1998 was $885,000 and $3,552,000, respectively. This amount is included in investment in and advances to unconsolidated joint ventures on the consolidated balance sheet.

     During fiscal 1996, 1997 and 1998, the Company recognized $1,254,000, $555,000 and $3,135,000 in construction overhead income on joint ventures.

11. COMMITMENTS AND CONTINGENCIES

  General

     Approximately $36,528,000 and $28,447,000 of performance bonds were outstanding at February 28, 1997 and February 28, 1998, respectively. The estimated cost to complete the development work related to the performance bonds are $17,970,000 and $14,989,000 at February 28, 1997 and February 28, 1998,
respectively. The beneficiaries of these bonds are certain municipalities. CPH LLC has an outstanding letter of credit totaling $472,000 to ensure performance on certain agreements as of February 28, 1997 and February 28, 1998. CPH LLC has pledged a certificate of deposit in a like amount as collateral for the obligation under the letter of credit which is included in restricted cash.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     CPH LLC has entered into agreements to lease certain office equipment and facilities under operating leases which expire at various dates through fiscal year 2003. The facility leases generally provide that CPH LLC shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 28, 1998, are as follows:

                                                              AS OF
                                                           FEBRUARY 28,
                 FISCAL YEARS ENDING:                          1998
                 --------------------                      ------------
  1999.................................................       $  438
  2000.................................................          237
  2001.................................................          190
  2002.................................................          170
  2003.................................................          139
                                                              ------
  Total                                                       $1,174
                                                              ======

     Total rent expense was $415,000, $493,000 and $338,000 for the years ended February 29, 1996, February 28, 1997 and February 28, 1998, respectively.

     As discussed in Notes 1 and 4, CPH LLC is a general partner in several joint venture partnerships. As a general partner, CPH LLC is liable for all debts of the partnerships without limitation to the respective partnership interest.

  Dividends

     No dividends were declared or paid for the years ended February 29, 1996, February 28, 1997 and February 28, 1998.

  Legal Proceedings

     The Company is involved in routine claims and litigation arising in the ordinary course of its business, including a well publicized dispute in Orange County. Although the legal responsibility and financial impact with respect to such claims and litigation cannot be presently ascertained, the Company does not believe that these matters will result in the payment by the Company, giving consideration to any applicable insurance proceeds or contributions by other parties, that, in the aggregate, would be material in relation to the financial position of the Company. It is reasonably possible that the estimate of reserves provided for by the Company with respect to such claims and litigation could change in the near term and such change could be material.

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

          Contingent Promissory Note Payable -- This note is payable based on performance of the entity acquired. The carrying amount is a reasonable estimate of fair value.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

          Trust Deed Notes Payable -- These notes are primarily for purchase money deeds of trust on land acquired. These notes generally have maturities ranging from one to two years. The rates of interest paid on these notes approximate the current rates available for secured real estate financing with similar terms and maturities.

          Senior Unsecured Notes Payable Due 2002 -- This issue is not publicly traded on a major exchange. Consequently, the fair value of this issue is based on a trade closest to the year ended February 28, 1998.

     The estimated fair values of the Company's financial instruments are as follows:

                                          AT FEBRUARY 28, 1997    AT FEBRUARY 28, 1998
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
Financial Assets:
  Cash and equivalents..................  $ 11,434    $ 11,434    $  4,328    $  4,328
Financial Liabilities:
  Notes payable.........................    67,889      67,889      36,714      36,714
  Trust deed notes payable..............     3,680       3,680          --          --
  Senior unsecured notes payable........   100,000     100,000     100,000     108,000
  Promissory note payable...............     1,905       1,905          --          --

13. UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the years ended February 28, 1997 and February 28, 1998 is as follows (in thousands except for per share data):

                                                    QUARTER
                                    ---------------------------------------
                                     FIRST    SECOND     THIRD      FOURTH     TOTAL
                                    -------   -------   -------     -------   --------
1998:
  Sales of homes and land.........  $34,956   $46,114   $47,722     $62,306   $191,098
  Gross margin....................    6,735     8,190    (1,970)(a)   7,177     20,132
  Net income (loss)...............  $ 1,063   $ 1,424   $(5,173)(a) $   495   $ (2,191)
                                    =======   =======   =======     =======   ========
  Net income (loss) per common
     share........................  $  0.07   $  0.09   $ (0.35)    $  0.03   $  (0.15)
                                    =======   =======   =======     =======   ========
1997:
  Sales of homes and land.........  $46,292   $64,251   $50,996     $55,010   $216,549
  Gross margin....................    7,170     8,966     8,365       8,491     32,992
  Net income......................  $   327   $ 2,066   $   940     $   189   $  3,522
                                    =======   =======   =======     =======   ========
  Net income per common share.....  $  0.02   $  0.14   $  0.06     $  0.01   $   0.23
                                    =======   =======   =======     =======   ========

---------------
(a) Includes $8,000 non-cash charge for impairment loss on real estate assets.

14. SUBSEQUENT EVENTS

     Subsequent to February 28, 1998, the Company, together with its financial partners, has invested approximately $41 million in four new joint ventures and CPH LLC has invested approximately $5 million in four new residential development projects.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission no later than June 26, 1998 (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     1. Financial Statements. The following Consolidated Financial Statements, together with the Notes thereto and Independent Auditors' Report thereon, are included in Part II, Item 8 of this report.

       CAPITAL PACIFIC HOLDINGS, INC.

       Reports of Independent Public Accountants

       Consolidated Balance Sheets as of February 28, 1997 and February 28, 1998

       Consolidated Statements of Operations for the years ended February 29, 1996, February 28, 1997 and February 28, 1998

       Consolidated Statements of Stockholders' Equity for the years ended February 29, 1996, February 28, 1997 and February 28, 1998

       Consolidated Statements of Cash Flows for the years ended February 29, 1996, February 28, 1997 and February 28, 1998

       Notes to Consolidated Financial Statements

     2. EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
       3.1     Second Restated Certificate of Incorporation of the
               Registrant.
       3.2     Certificate of Amendment to the Second Restated Certificate
               of Incorporation of the Registrant.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
       3.3     Second Restated Certificate of Incorporation of the
               Registrant, as Amended.
       3.4     Second Amended and Restated Bylaws of the Registrant.
       4.1     See the Articles of Incorporation and Bylaws of the
               Registrant (Exhibits 3.1-3.4) and the Indenture and related agreements (Exhibits 10.1-10.6).
      10.1     Indenture agreement by and between Capital Pacific Holdings,
               Inc., as Issuer; Durable Homes, Inc., J.M. Peters Nevada,
               Inc., and Peters Ranchland, Inc., as Guarantors, and United
               States Trust Company of New York, as Trustee, dated as of
               May 13, 1994 (Incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).
      10.2     Warrant Agreement by and between Capital Pacific Holdings,
               Inc., and United States Trust Company of New York, Warrant
               Agent, dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form
               10-K for the fiscal year ended February 28, 1994).
      10.3     Warrant Registration Rights Agreement by and between Capital
               Pacific Holdings, Inc., and Morgan Stanley & Co.
               Incorporated dated as of May 13, 1994 (Incorporated by
               reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).
      10.4     Notes Registration Rights Agreement by and between Capital
               Pacific Holdings, Inc., and Morgan Stanley & Co.
               Incorporated dated as of May 13, 1994 (Incorporated by
               reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).
      10.5     Second Supplemental Indenture dated as of September 10, 1997 to the Indenture agreement dated as of May 13, 1998.
      10.6     Third Supplemental Indenture, dated as of October 1, 1997 to the Indenture agreement dated as of May 13, 1994, as
               amended.
      21.1     Subsidiaries of the Registrant.
      23.1     Consent of Ernst & Young LLP.
      23.2     Consent of Arthur Andersen LLP.
      27       Financial Data Schedule.
      99.1     Amended and Restated Limited Liability Company agreement
               (Incorporated by reference to Exhibit 99.1 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997).
      99.2     Investment and Stockholder agreement (Incorporated by
               reference to Exhibit 99.2 of the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended August 31, 1997).
      99.3     Registration Rights agreement (Incorporated by reference to
               Exhibit 99.3 of the Registrant's Quarterly Report on Form
               10-Q for the quarter ended August 31, 1997).

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended February 28, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on May 28, 1998.

                                          CAPITAL PACIFIC HOLDINGS, INC.

                                          By      /s/ HADI MAKARECHIAN
                                            ------------------------------------
                                                      Hadi Makarechian
                                                   Chairman of the Board
                                                and Chief Executive Officer

Date: May 28, 1998

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Hadi Makarechian and Steven O. Spelman, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully and to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue of the powers herein granted.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                      DATE
                    ---------                                      -----                  ------------

               /s/ HADI MAKARECHIAN                   Chairman of the Board and Chief     May 28, 1998
--------------------------------------------------    Executive Officer
                 Hadi Makarechian

                 /s/ DALE DOWERS                      Director, President and Chief       May 28, 1998
--------------------------------------------------    Operating Officer
                   Dale Dowers

            /s/ STEVEN O. SPELMAN, JR.                Vice President and Chief            May 28, 1998
--------------------------------------------------    Financial Officer
              Steven O. Spelman, Jr.

                 /s/ WILLIAM FUNK                     Director                            May 28, 1998
--------------------------------------------------
                   William Funk

                 /s/ KARL KAISER                      Director                            May 28, 1998
--------------------------------------------------
                   Karl Kaiser

                /s/ ALLAN L. ACREE                    Director                            May 28, 1998
--------------------------------------------------
                  Allan L. Acree

                                 EXHIBIT INDEX

                                                                         SEQUENTIAL
 EXHIBIT                                                                    PAGE
 NUMBER                            DESCRIPTION                             NUMBER
---------                          -----------                           ----------
 3.1       Second Restated Certificate of Incorporation of the
           Registrant.
 3.2       Certificate of Amendment to the Second Restated Certificate
           of Incorporation of the Registrant.
 3.3       Second Restated Certificate of Incorporation of the
           Registrant, as amended.
 3.4       Second Amended and Restated Bylaws of the Registrant.
 4.1       See the Articles of Incorporation and Bylaws of the
           Registrant (Exhibits 3.1 -- 3.4) and the Indenture and
           related agreements (Exhibits 10.1 -- 10.6).
10.1       Indenture agreement by and between Capital Pacific Holdings,
           Inc., as Issuer; Durable Homes, Inc., J.M. Peters Nevada,
           Inc., and Peters Ranchland, Inc., as Guarantors, and United
           States Trust Company of New York, as Trustee, dated as of
           May 13, 1994 (Incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).
10.2       Warrant Agreement by and between Capital Pacific Holdings,
           Inc., and United States Trust Company of New York, Warrant
           Agent, dated as of May 13, 1994 (Incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form
           10-K for the fiscal year ended February 28, 1994).
10.3       Warrant Registration Rights Agreement by and between Capital
           Pacific Holdings, Inc., and Morgan Stanley & Co.
           Incorporated dated as of May 13, 1994 (Incorporated by
           reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).
10.4       Notes Registration Rights Agreement by and between Capital
           Pacific Holdings, Inc., and Morgan Stanley & Co.
           Incorporated dated as of May 13, 1994 (Incorporated by
           reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).
10.5       Second Supplemental Indenture dated as of September 10, 1997 to the Indenture agreement dated as of May 13, 1998.
10.6       Third Supplemental Indenture, dated as of October 1, 1997 to the Indenture agreement dated as of May 13, 1994, as
           amended.
21.1       Subsidiaries of the Registrant.
23.1       Consent of Ernst & Young LLP.
23.2       Consent of Arthur Andersen LLP.
27         Financial Data Schedule.
99.1       Amended and Restated Limited Liability Company agreement
           (Incorporated by reference to Exhibit 99.1 of the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997).
99.2       Investment and Stockholder agreement (Incorporated by
           reference to Exhibit 99.2 of the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended August 31, 1997).
99.3       Registration Rights agreement (Incorporated by reference to
           Exhibit 99.3 of the Registrant's Quarterly Report on Form
           10-Q for the quarter ended August 31, 1997).