Form 10-K/A
period 1998-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1998-06-05
CIK 813945

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


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

                                     92660
                                   (ZIP CODE)

                                 (949) 622-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

             NAME AND                 TOTAL         UNITS          UNITS           AVG.
            LOCATION OF               UNITS       REMAINING      CLOSED IN       PRICE OF         START OF
              PROJECT                PLANNED       2/28/98        FY 1998        HOMES(A)       CONSTRUCTION
            -----------              -------      ---------      ---------      ----------      ------------
WHOLLY-OWNED:
The Courts
Palmia/Mission Viejo
Orange County                           180            6             50         $  180,000          FY95
Fullerton
Fullerton
Orange County                           143           61             33            471,500          FY96
Newport Coast
Irvine
Orange County                            37           37             --                N/A(b)       FY99
The Villas
Palmia/Mission Viejo
Orange County                           171            3             60            239,000          FY96
Rancho Serrano
Temecula
Riverside County                        120            1             15            225,000          FY94
Cozumel
La Quinta
Riverside County                         86           56              8            427,500          FY94
Cayman
La Quinta
Riverside County                         40           10              8            290,000          FY94
Antigua Custom Lots
La Quinta
Riverside County                         73           45             --            195,000           N/A
Mulholland Park
Tarzana
Los Angeles County                      108           61             18          1,172,000          FY96
Mulholland Park
Custom Lots
Tarzana
Los Angeles County                       14            5              1            471,500           N/A
Lake Hills
Corona
Riverside County                         56            1              7            217,500          FY96
Vista Collection
Corona
Riverside County                         12           --              9            147,500          FY97
Harbor Ridge
San Clemente
Orange County                           124           44             36            388,000          FY96
Walnut Estates
Walnut
Los Angeles County                       16            9              7            593,000          FY97
Calabasas -- Carrera
Calabasas
Los Angeles County                       66            3             --                N/A(c)        N/A
                                      -----          ---            ---
    Subtotal Wholly-owned             1,246          342            252
                                      -----          ---            ---

             NAME AND                 TOTAL         UNITS          UNITS           AVG.
            LOCATION OF               UNITS       REMAINING      CLOSED IN       PRICE OF         START OF
              PROJECT                PLANNED       2/28/98        FY 1998        HOMES(A)       CONSTRUCTION
            -----------              -------      ---------      ---------      ----------      ------------
JOINT VENTURES:
Harbor View
San Clemente
Orange County                            92           --              1            329,000          FY95
Grand Coto Estates
Coto de Caza
Orange County                            93           64             29            625,000          FY98
MPE Partners
Tarzana
Los Angeles County                       51           45              6          1,172,000          FY98
Rancho Palos Verdes
Los Angeles County                       79           79             --                N/A(b)       FY99
Dana Point
Orange County                            49(d)        49             --                N/A(b)       FY99
                                      -----          ---            ---
    Subtotal Joint Ventures             364          237             36
                                      -----          ---            ---
TOTALS                                1,610          579            288
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


                                                     UNITS
              NAME AND                 TOTAL       REMAINING        UNITS          AVG.
            LOCATION OF                UNITS          AT          CLOSED IN      PRICE OF        START OF
              PROJECT                 PLANNED       2/28/98        FY 1998       HOMES(A)      CONSTRUCTION
            -----------               -------      ---------      ---------      --------      ------------
Cat Hollow
Round Rock
Williamson County                        289          130             30         $155,000          FY94
Circle C Ranch
Austin
Travis County                            152           19             29         158,000           FY93
Cypress Creek
Cedar Park
Williamson County                         69            3             12         159,000           FY94
Ranch at Cypress
Cedar Park
Williamson County                        102           17             17         146,000           FY94
Springbrook
Round Rock
Travis County                            389          132             34         146,000           FY96
Lake Pointe North
Austin
Travis County                             49           18              9         216,000           FY96
The Settlement
Round Rock
Williamson County                         35           --              1         116,000           FY94
Travis Country
Austin
Travis County                            237          110             54         179,000           FY96
Onion Creek
Austin
Travis County                             55           31             13         259,000           FY96
Lake Point South
Austin
Travis County                             34            1              6         197,000           FY96
Wildflower
Austin
Travis County                            167          101             66          83,000           FY97
Lake Point 50
Austin
Travis County                            168          135             33         178,000           FY96
Lake Point 60
Austin
Travis County                             18            5             12         197,000           FY96
Lake Point 70
Austin
Travis County                             40           30             10         216,000           FY96
Lake Point 80
Austin
Travis County                             19           15              4         257,000           FY96
Meadows of Brushy Creek
Round Rock
Williamson County                         68           42             12         194,000           FY96

                                                     UNITS
              NAME AND                 TOTAL       REMAINING        UNITS          AVG.
            LOCATION OF                UNITS          AT          CLOSED IN      PRICE OF        START OF
              PROJECT                 PLANNED       2/28/98        FY 1998       HOMES(A)      CONSTRUCTION
            -----------               -------      ---------      ---------      --------      ------------
Forest Creek
Round Rock
Williamson County                         36           36             --         199,000           FY98
Steiner Ranch
Austin
Travis County                             81           81             --             N/A(b)        FY98
Other Projects                            60            4             55(c)          N/A(b)        FY99
                                       -----          ---            ---
TOTALS                                 2,068          910            397
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


                                                     UNITS
              NAME AND                 TOTAL       REMAINING        UNITS          AVG.
            LOCATION OF                UNITS          AT          CLOSED IN      PRICE OF        START OF
              PROJECT                 PLANNED       2/28/98        FY 1998       HOMES(A)      CONSTRUCTION
            -----------               -------      ---------      ---------      --------      ------------
Wildflower
Chandler
Maricopa County                          132           --              4         $121,000          FY96
San Marcos
Chandler
Maricopa County                           79           40             37         159,000           FY97
Ambrosia at Amberlea
Phoenix
Maricopa County                          101            4             26          82,000           FY96
Scottsdale Vista Estates
Scottsdale
Maricopa County                           54           27              9         318,000           FY96
Fairview Crossings
Glendale
Maricopa County                          141          141             --         120,000           FY99
                                       -----          ---            ---
TOTALS                                   507          212             76
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

OPERATING DATA

     The following table shows new home deliveries, net new orders and average sales prices for each of the last three fiscal years for each of the Company's operations, including unconsolidated joint ventures:


                                                                   YEAR ENDED
                                                  --------------------------------------------
                                                  FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                      1996            1997            1998
                                                  ------------    ------------    ------------
New homes delivered:
  California....................................         192             266             246
  Texas.........................................         272             346             343
  Nevada........................................         547             299             208
  Arizona.......................................          48             171              76
                                                    --------        --------        --------
     Subtotal...................................       1,059           1,082             873
  Unconsolidated Joint Ventures (California)....         115              31              36
                                                    --------        --------        --------
          Total.................................       1,174           1,113             909
                                                    ========        ========        ========

Net new orders..................................       1,182           1,039             919
                                                    ========        ========        ========
Average sales price:
  California (excluding joint ventures).........    $211,000        $310,000        $370,000
  California (including joint ventures).........     283,000         324,000         404,000
  Texas.........................................     144,000         163,000         157,000
  Nevada........................................     135,000         143,000         161,000
  Arizona.......................................     123,000         111,000         142,000
  Combined (excluding joint ventures)...........     154,000         188,000         217,000
  Combined (including joint ventures)...........     176,000         193,000         233,000


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAPITAL PACIFIC HOLDINGS, INC.

                                                              PAGE
                                                              ----
  Reports of Independent Public Accountants.................   24
  Consolidated Balance Sheets as of February 28, 1997 and
     February 28, 1998......................................   29
  Consolidated Statements of Operations for the years ended
     February 29, 1996, February 28, 1997 and February 28,
     1998...................................................   30
  Consolidated Statements of Stockholders' Equity for the
     years ended February 29, 1996, February 28, 1997 and
     February 28, 1998......................................   31
  Consolidated Statements of Cash Flows for the years ended
     February 29, 1996, February 28, 1997 and February 28,
     1998...................................................   32
  Notes to Consolidated Financial Statements................   33

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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                      FOR THE YEARS ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                              1996            1997            1998
                                                          ------------    ------------    ------------
Sales of homes and land.................................    $168,679        $216,549        $191,098
Cost of sales...........................................     144,079         183,557         162,966
Impairment loss on real estate assets...................          --              --           8,000
                                                            --------        --------        --------
  Gross margin..........................................      24,600          32,992          20,132
Selling, general and administrative expenses............      22,895          30,282          24,744
                                                            --------        --------        --------
  Income (loss) from operations.........................       1,705           2,710          (4,612)
Income from unconsolidated joint ventures...............       1,560             259             764
Interest and other income, net..........................         920             900           1,391
Minority interest.......................................      (1,080)            192            (469)
                                                            --------        --------        --------
  Income (loss) before income taxes.....................       3,105           4,061          (2,926)
Provision (benefit) for income taxes....................         503             539            (735)
                                                            --------        --------        --------
  Net income (loss).....................................    $  2,602        $  3,522        $ (2,191)
                                                            ========        ========        ========
  Net income (loss) per common share....................    $   0.17        $   0.23        $  (0.15)
                                                            ========        ========        ========
  Weighed average number of common shares...............      14,995          14,995          14,795
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


     Two additional partnerships with IHP (J.M.P. Canyon Estates, L.P. and J.M.P. Harbor View L.P.), were entered into during fiscal 1995 and have been constructing homes and had closings in fiscal years 1996, 1997 and 1998. These two projects were completed in fiscal 1997 and fiscal 1998, respectively. In fiscal year 1997, the Company entered into an additional partnership with IHP, Grand Coto Estates, L.P. In fiscal 1998, the Company entered into another partnership with IHP, M.P.E. Partners, L.P. and entered into two additional joint ventures with affiliates of CHF, RPV Associates, LLC and CPH Dana Point, LLC. All of these partnerships and joint ventures are accounted for on the equity method of accounting and are not consolidated.


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

          Trust Deed Notes Payable -- These notes are primarily for purchase money deeds of trust on land acquired. These notes generally have maturities ranging from one to two years. The rates of interest paid

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES on these notes approximate the current rates available for secured real estate financing with similar terms and maturities.

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

               /s/ WILLIAM A. FUNK                    Director                            May 28, 1998
--------------------------------------------------
                 William A. Funk

             /s/ KARLHEINZ M. KAISER                  Director                            May 28, 1998
--------------------------------------------------
               Karlheinz M. Kaiser

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