Form 10-Q
period 1998-05-31
CAPITAL PACIFIC HOLDINGS INC
filed 1998-07-15
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended May 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    Commission File Number: 001-09911


                         CAPITAL PACIFIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          95-2956559
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


4100 MacArthur Blvd., Suite 200, Newport Beach, CA            92660
--------------------------------------------------     ----------------------
    (Address of principal executive offices)                (Zip Code)


                                 (949) 622-8400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX  No
                                        --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class and Title of                        Shares Outstanding as of
            Capital Stock                                 July 1, 1998
     ----------------------------                   ------------------------
     Common Stock, $.10 Par Value                          14,305,511

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q


                                                                          Page
                                                                          ----
Part I - Financial Information:


   Item 1 - Financial Statements

            Consolidated Balance Sheets --
            May 31, 1998 and February 28, 1998                             3

            Consolidated Statements of Income for the
            Three Months Ended May 31, 1998 and 1997                       4

            Consolidated Statements of Cash Flows for the
            Three Months Ended May 31, 1998 and 1997                       5

            Notes to Consolidated Financial Statements                   6-7

   Item 2 - Management's Discussion and Analysis of Results
            of Operations and Financial Condition                       8-11


Part II - Other Information:

   Item 6 - Exhibits and Reports on Form 8-K                              12

                       PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                           ASSETS                           May 31,     February 28,
                                                             1998           1998
                                                          -----------   -----------
                                                          (Unaudited)
Cash and cash equivalents                                   $ 5,460      $   4,328
Restricted cash                                               1,640          1,361
Accounts and notes receivable                                13,070         26,191
Real estate projects                                        207,209        192,347
Property, plant and equipment                                 7,729          7,857
Investment in and advances to unconsolidated
  joint ventures                                              7,627          6,762
Prepaid expenses and other assets                            12,007         12,809
                                                           --------      ---------
             Total assets                                  $254,742      $ 251,655
                                                           ========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                   $ 20,014      $  21,830
Notes payable                                                41,521         36,714
Senior unsecured notes payable                              100,000        100,000
                                                           --------      ---------
             Total liabilities                              161,535        158,544
                                                           --------      ---------

Minority Interest                                            29,817         30,061
                                                           --------      ---------
Stockholders' equity:
   Common stock, par value $.10 per share,
     30,000,000 shares authorized; 14,305,511 shares
     issued and outstanding                                   1,500          1,500
   Additional paid-in capital                               211,888        211,888
   Accumulated deficit                                     (148,371)      (148,711)
   Treasury stock                                            (1,627)        (1,627)
                                                           --------      ---------

             Total stockholders' equity                      63,390         63,050
                                                           --------      ---------

             Total liabilities and stockholders' equity    $254,742      $ 251,655
                                                           ========      =========




                 See accompanying notes to financial statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                                   Three months ended
                                                         May 31,
                                                   -------------------
                                                     1998        1997
                                                   -------     -------

Sales of homes and land                            $28,292     $34,956

Cost of sales                                       24,853      28,221
                                                   -------     -------
Gross margin                                         3,439       6,735

Income from unconsolidated joint ventures            1,393         (10)

Interest and other income, net                         322         153

Selling, general and administrative expenses        (4,546)     (5,635)

Minority Interest                                     (166)         --
                                                   -------     -------
        Income before income taxes                     442       1,243

Provision for income taxes                             102         180
                                                   -------     -------
        Net income                                 $   340     $ 1,063
                                                   =======     =======

        Net income per common share                $  0.02     $  0.07
                                                   =======     =======

        Weighted average number of common shares    14,306      14,995
                                                   =======     =======



                 See accompanying notes to financial statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       For the
                                                                  three months ended
                                                                       May 31,
                                                                  ------------------
                                                                  1998        1997
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $   340     $ 1,063
          Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:

            Change in restricted cash                               (279)         58
            Depreciation and amortization                            428         409
            (Increase) decrease in real estate projects          (14,862)      4,473
            Decrease in receivables, prepaid expenses
              and other assets                                    13,735         105
            Decrease in accounts payable and
              accrued liabilities                                 (1,816)     (8,720)
            Minority interest                                        166          --
                                                                 -------     -------
                 Net cash provided by (used in) operating
                   activities                                     (2,288)     (2,612)
                                                                 -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment, net                  (112)       (994)
          Distributions to minority interest                        (410)         --
          Decrease (increase) in investment in and advances
            to unconsolidated joint ventures                        (865)       (138)
                                                                 -------     -------
                Net cash provided by (used in) investing
                  activities                                      (1,387)     (1,132)
                                                                 -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowings (payments) on notes payable, net              4,807        (169)
                                                                 -------     -------
                Net cash provided by (used in) financing
                  activities                                       4,807        (169)
                                                                 -------     -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,132      (3,913)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   4,328      11,434
                                                                 -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 5,460     $ 7,521
                                                                 =======     =======



                 See accompanying notes to financial statements.

               CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.      Basis of Presentation

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K/A for the fiscal year ended February 28, 1998, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended May 31, 1998, are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. The consolidated financial statements for the first quarter of fiscal 1999 include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC") of which the Company owns a majority interest. The accompanying consolidated balance sheets (See Note 3), include the capital accounts of CPH LLC totaling $92 million, $30 million of which is required to be presented as minority interest. The consolidated financial statements for prior periods include only the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

2.      Reclassifications

        Certain items in prior period financial statements have been reclassified in order to conform with current year presentation.

3.      Company Organization and Operations

        The Company is a regional builder and developer with operations throughout selected metropolitan areas of Southern California, Nevada, Texas and Arizona. The Company builds and sells homes targeted to entry-level and move-up buyers, and has recently expanded its operating strategy to encompass the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties.

        Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities to the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of CPH LLC the sum of $30 million in cash and acquired a 32.07% interest in CPH LLC. The Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through newly formed project specific entities. At May 31, 1998, CPH LLC had $253 million in assets and a net worth of $92 million. The Company is the sole managing member of CPH LLC and expects that it will be the sole managing member of any newly formed project specific entity. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC pursuant to management agreements which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC.

   References to the Company are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities.

4.      Notes Payable

        Notes payable at May 31, 1998 and February 28, 1998, are summarized as follows (in thousands):

                                                            May 31,   February 28,
                                                             1998        1998
                                                           --------   -----------
Notes payable to banks, including interest
   varying from prime to prime plus two percent,
   maturing between May 31, 1998 and April 30, 1999
   secured by certain real estate projects on a
   non-recourse basis                                      $27,873     $24,709

Notes payable to banks, including interest at prime
   with the terms of the commitment reducing
   commencing December 1, 1998, secured by certain
   real estate projects on a recourse basis                 13,648      11,736

Other                                                           --         269
                                                           -------     -------
                                                           $41,521     $36,714
                                                           =======     =======


5.      Net Income Per Common Share

        Net Income per common share is based upon the weighted average number of common shares outstanding for the period. The dilutive effective of the Company's outstanding warrants did not impact net income per common share in the quarters ended May 31, 1998 and 1997.

6.       Common Stock Repurchase Program

        The Company has announced a stock repurchase program whereby up to 500,000 of the Company's outstanding common stock may be repurchased. As of May 31, 1998, less than 150,000 shares have been repurchased under this program.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

   Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, availability to homebuilders of financing for acquisitions, development and construction, availability to homebuyers of permanent mortgages, interest rate levels, the demand for housing and office space; commercial lease rates; supply levels of land, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather (including El Nino) and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

RESULTS OF OPERATIONS -- GENERAL

   The following table illustrates the actual and pro forma results of the Company's operations for the three months ended May 31, 1997 and 1998. The pro forma results have been adjusted to reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized. This pro forma information is presented because the results of the joint ventures is becoming more significant to the Company's overall results of operations, and the pro forma results are more reflective of the volume of business being managed by the Company.

                              RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)


                                            THREE MONTHS ENDED
                                 ------------------------------------------
                                     MAY 31, 1997           MAY 31, 1998
                                 --------------------   -------------------
                                 ACTUAL     PRO FORMA    ACTUAL   PRO FORMA
                                 -------    ---------   -------   ---------

Sales of homes and land          $34,956     $35,254    $28,292    $37,679
Cost of sales                     28,221      28,496     24,853     31,798
                                 -------     -------    -------    -------
    Gross margin                 $ 6,735     $ 6,758    $ 3,439    $ 5,881
                                 =======     =======    =======    =======


   As is noted in footnote 1 to the financial statements presented herein, the Company is reporting its results on a consolidated basis with the results of CPH LLC. References to the Company in this Item 2 are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities.

   Since the financial restructuring in October 1997, the Company, together with its financial partners, has invested over $80 million in seven new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

   The following table summarizes the joint ventures established since the financial restructuring:

                               Date
   Description                Closed    Location                Total Invested
   -----------                ------    --------                --------------
   Residential Development    12/97     Dana Point, CA            $10 Million
   Residential Development     3/98     Vista, CA                 $ 2 Million
   Mixed Use                   4/98     Huntington Beach, CA      $26 Million
   Commercial Office Bldg.     4/98     Newport Beach, CA         $ 4 Million
   Commercial Office Bldg.     5/98     Costa Mesa, CA            $ 9 Million
   Commercial Office Bldg.     6/98     Laguna Hills, CA          $ 8 Million
   Residential Development     6/98     Monarch Beach, CA         $25 Million

FIRST THREE MONTHS OF FISCAL 1999 COMPARED TO FIRST THREE MONTHS OF FISCAL 1998:

   The Company reported net income of $340,000, or $0.02 per share, in the first quarter of fiscal 1999, as compared to net income of $1.1 million, or $0.07 per share, in the first quarter of fiscal 1998.

   Sales of homes and land including unconsolidated joint ventures were $37.7 million for the first quarter of fiscal 1999 compared to $35.2 million for the first quarter of fiscal 1998. This increase is due to the fact that the Company's average sales price per unit has increased to $245,000 in the first quarter of fiscal 1999 from $224,000 in the first quarter of fiscal 1998. Total home closings decreased slightly from 154 in the first quarter of fiscal 1998 to 152 in the first quarter of fiscal 1999, including 1 and 9 homes, respectively, closed in unconsolidated joint ventures.

   The level of closings was negatively impacted by the unusually wet winter in California precipitated by the El Nino weather phenomenon. The Company's actual gross margin on home and lot closings decreased to 12.2 % for the first quarter of fiscal 1999 as compared to 19.3% for the first quarter of fiscal 1998. The Company's pro forma gross margin of home and lot closings was 15.6 % during the first quarter of fiscal 1999 as compared to 19.2% for the first quarter of fiscal 1998. The decrease in gross margin was primarily due to a shift in the mix of home closings between quarters, primarily along geographical lines. In particular, the number of home closings in the higher-margin Southern California market decreased from 48 homes in the first quarter of fiscal 1998 to 26 homes in the first quarter of fiscal 1999.

   Selling, general and administrative expense of $4.5 million for the first quarter of fiscal 1999 decreased $1.1 million or 19.3 % as compared to the first quarter of fiscal 1998. As a percentage of revenue, selling, general and administrative expense remained consistent at 16.1 % between quarters.

   Income from unconsolidated joint ventures increased from a loss of $10,000 in the first quarter of fiscal 1998 to income of $1.4 million, due to both the higher unit closings and higher margins experienced in the Company's current joint ventures.

   Interest and other income increased from $153,000 to $322,000 primarily as a result of increased activity in the Company's mortgage broker operations.

   Minority interest of $166,000 for fiscal 1999 represents the share of CPH LLC's income attributable to CHF.

   Interest incurred was $4.5 million in the first quarter of fiscal 1999, as compared to $5.2 million in the first quarter of fiscal 1998, while interest included in cost of sales was $2.1 million during the first quarter of fiscal 1999, as compared to $3.3 million in the first quarter of fiscal 1998.

OPERATING DATA

   The following table shows new home deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                                THREE MONTHS
                                                   ENDED
                                            -------------------
                                             MAY 31,    MAY 31,
                                              1997       1998
                                            --------   --------
New homes delivered:
  California                                      47         17
  Texas                                           49         68
  Nevada                                          39         48
  Arizona                                         18         10
                                            --------   --------
     Subtotal                                    153        143
  Unconsolidated Joint
    Ventures (California)                          1          9
                                            --------   --------
          Total                                  154        152
                                            ========   ========
Net new orders                                   238        196
                                            ========   ========
Average sales price:
  California                                $400.000   $646,000
  Texas                                      157,000    160,000
  Nevada                                     149,000    163,000
  Arizona                                    100,000    166,000
  Combined                                   224,000    245,000

   The following table shows backlog in units and dollars at May 31, 1998 and 1997 for each of the Company's operations, including unconsolidated joint ventures:

                                       ENDING BACKLOG
                            -------------------------------------
                             MAY 31, 1997           MAY 31, 1998
                            ---------------        --------------
                            UNITS  ($000s)         UNITS  ($000s)
                            -----  --------        ----- --------
California                   142   $ 66,900         122  $ 72,300
Texas                        206     30,200         233    39,400
Nevada                        70     11,500          43     8,700
Arizona                       32      4,900          22     4,100
                             ---   --------        ----  --------
     Total                   450   $113,500         420  $124,500
                             ===   ========        ====  ========



LIQUIDITY AND CAPITAL RESOURCES

   At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities. As of May 31, 1998, CPH LLC has in place several credit facilities totaling $165 million (the "Facilities") with various bank lenders (the "Banks"), of which $41.5 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and such project entities. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At May 31, 1998, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of May 31, 1998, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

   Homebuilding activity is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors, including CHF, the investor in

CPH LLC. Commercial acquisitions and development activities are typically financed through third party financing and bank debt. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

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

   The Indenture contains restrictions on the incurring of indebtedness which affect the availability of the Facilities based on various measures of the financial performance of CPH LLC. Subject to such restrictions, the Facilities will be available to augment cash flow from operations and joint venture financing to fund CPH LLC's operations.

   Management expects that cash flow generated from operations and from additional financing permitted by the terms of the Indenture will be sufficient to cover the debt service and to fund CPH LLC's current development and homebuilding activities for the reasonably foreseeable future.

                         PART II -- OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibit
             Number   Description                       Method of Filing
             -------  -----------                       ----------------
               3.1    Third  Restated Certificate of    Filed with this document
                      Incorporation of the Registrant

               3.2    Second Amended and Restated       Previously filed
                      By laws of the Registrant
                      (Incorporated by reference to
                      Exhibit 3.4 of the Registrant's
                      Annual Report on Form 10-K
                      for the fiscal year ended
                      February 28, 1998.)

               27     Financial Data Schedule           Filed with this document

        (b)     Reports on Form 8-K

                      None Filed

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CAPITAL PACIFIC HOLDINGS, INC.


Date:  July 15, 1998                By:    /s/ HADI MAKARECHIAN
                                           ---------------------------------
                                           Hadi Makarechian, Chairman of the
                                           Board and Chief Executive Officer




Date:  July 15, 1998                By:    /s/ STEVEN O. SPELMAN, JR.
                                           -------------------------------------
                                           Steven O. Spelman, Jr., Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


 Exhibit
 Number     Description                            Method of Filing
 -------    -----------                            ----------------
   3.1      Third  Restated Certificate of         Filed with this document
            Incorporation of the Registrant

   3.2      Second Amended and Restated            Previously filed
            By laws of the Registrant
            (Incorporated by reference to
            Exhibit 3.4 of the Registrant's
            Annual Report on Form 10-K
            for the fiscal year ended
            February 28, 1998.)

   27      Financial Data Schedule                 Filed with this document