Form 10-Q
period 1998-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 1998-10-15
CIK 813945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1998

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


                                 (949) 622-8400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  XX    No
                                     ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class and Title of                            Shares Outstanding as of
          Capital Stock                                   October 1, 1998
   ----------------------------                       -------------------------
   Common Stock, $.10 Par Value                             14,305,511

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
Part I - Financial Information:

   Item 1 - Financial Statements

            Consolidated Balance Sheets -
            August 31, 1998 and February 28, 1998                             3

            Consolidated Statements of Income for the
            Three and Six Months Ended August 31, 1998 and 1997               4

            Consolidated Statements of Cash Flows for the
            Six Months Ended August 31, 1998 and 1997                         5

            Notes to Consolidated Financial Statements                      6-7

   Item 2 - Management's Discussion and Analysis of
            Results of Operations and Financial Condition                  8-12

Part II - Other Information:

   Item 4 - Submission of Matters to a Vote of Security Holders              13

   Item 5 - Other Information                                                13

   Item 6 - Exhibits and Reports on Form 8-K                                 13

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                  August 31, 1998   February 28, 1998
                                                                  ---------------   -----------------
                                                                    (Unaudited)
Cash and cash equivalents                                             $   6,366         $   4,328
Restricted cash                                                           1,434             1,361
Accounts and notes receivable                                            15,742            26,191
Real estate projects                                                    232,263           192,347
Property, plant and equipment                                             7,918             7,857
Investment in and advances to unconsolidated
  joint ventures                                                         11,793             6,762
Prepaid expenses and other assets                                        14,952            12,809
                                                                      ---------         ---------
                    Total assets                                      $ 290,468         $ 251,655
                                                                      =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                              $  21,143         $  21,830
Notes payable                                                            75,407            36,714
Senior unsecured notes payable                                          100,000           100,000
                                                                      ---------         ---------
                    Total liabilities                                   196,550           158,544
                                                                      ---------         ---------
Minority Interest                                                        29,953            30,061
                                                                      ---------         ---------
Stockholders' equity:
   Common stock, par value $ .10 per share, 30,000,000
     shares authorized; 14,305,511 shares issued and
     outstanding                                                          1,500             1,500
   Additional paid-in capital                                           211,888           211,888
   Accumulated deficit                                                 (147,796)         (148,711)
   Treasury stock                                                        (1,627)           (1,627)
                                                                      ---------         ---------
                    Total stockholders' equity                           63,965            63,050
                                                                      ---------         ---------

                    Total liabilities and stockholders' equity        $ 290,468         $ 251,655
                                                                      =========         =========

                See accompanying notes to financial statements.

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                                       Three months ended                 Six months ended
                                                           August 31,                        August 31,
                                                   -------------------------         -------------------------
                                                     1998             1997             1998             1997
                                                   --------         --------         --------         --------
Sales of homes and land                            $ 47,411         $ 46,114         $ 75,703         $ 81,070
Cost of sales                                        43,278           37,924           68,131           66,145
                                                   --------         --------         --------         --------
        Gross margin                                  4,133            8,190            7,572           14,925
Selling, general and administrative
  expenses                                           (5,699)          (6,307)         (10,245)         (11,942)
Income (loss) from unconsolidated
  joint ventures                                      2,462               (5)           3,855              (15)
Interest and other income, net                          168              194              490              347
                                                   --------         --------         --------         --------
        Income from operations                        1,064            2,072            1,672            3,315

Minority Interest                                      (286)              --             (452)              --
                                                   --------         --------         --------         --------
        Income before income taxes                      778            2,072            1,220            3,315
Provision for income taxes                              203              648              305              828
                                                   --------         --------         --------         --------
        Net income                                 $    575         $  1,424         $    915         $  2,487
                                                   ========         ========         ========         ========
        Net income per common share -
          basic and diluted                        $   0.04         $   0.10         $   0.06         $   0.17
                                                   ========         ========         ========         ========
        Weighted average number of common
           shares                                    14,306           14,995           14,306          14, 995
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

                 CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    For the six months ended
                                                                           August 31,
                                                                   -------------------------
                                                                     1998             1997
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $    915         $  2,487
       Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:

            Change in restricted cash                                   (73)              58
            Depreciation and amortization                               847              885
            (Increase) decrease in real estate projects             (39,916)          10,193
            Decrease in receivables, prepaid expenses
              and other assets                                        8,306            2,456
            Decrease in accounts payable and accrued
              liabilities                                              (687)          (9,716)
            Minority interest                                           452               --
                                                                   --------         --------
              Net cash provided by (used in) operating
                activities                                          (30,156)           6,363
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment, net                     (908)          (1,534)
          Distributions to minority interest                           (560)              --
          Decrease (increase) in investment in and advances
            to unconsolidated joint ventures                         (5,031)              --
                                                                   --------         --------
              Net cash provided by (used in) investing
                activities                                           (6,499)          (1,534)
                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowings (payments) on notes payable, net                38,693           (5,683)
                                                                   --------         --------
              Net cash provided by (used in) financing
                activities                                           38,693           (5,683)
                                                                   --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,038             (854)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      4,328           11,434
                                                                   --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  6,366         $ 10,580
                                                                   ========         ========

                 See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K/A for the fiscal year ended February 28, 1998, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six month periods ended August 31, 1998, are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. The consolidated financial statements for fiscal 1999 include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC") of which the Company owns a majority interest. The accompanying consolidated balance sheets (See Note 3), include the capital accounts of CPH LLC totaling $91 million, $30 million of which is required to be presented as minority interest. The consolidated financial statements for fiscal 1998 include only the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

2.      Reclassifications

        Certain items in prior period financial statements have been reclassified in order to conform with current year presentation.

3.      Company Organization and Operations

        The Company is a regional builder and developer with operations throughout selected metropolitan areas of Southern California, Nevada, Texas and Arizona. In addition, the Company is currently pursuing the acquisition and development of one or more projects in the state of Colorado. The Company's principal business activity is to build and sell single-family homes targeted to entry-level, move-up and luxury buyers. The Company has recently expanded its operations to include the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties. The Company is in the preliminary stages of considering an offer to purchase the Company's interest in these new operations.

        Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of CPH LLC the sum of $30 million in cash and acquired a 32.07% interest in CPH LLC. The Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through newly formed project specific entities. At August 31, 1998, CPH LLC had $288 million in assets and a net worth of $91 million. The Company is the sole managing member of CPH LLC and expects that it will be the sole managing member of any newly formed project specific entity. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC.

        References to the Company are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities.

4.      Notes Payable

        Notes payable at August 31, 1998 and February 28, 1998, are summarized as follows (in thousands):

                                                             August 31, 1998   February 28, 1998
                                                             ---------------   -----------------
Notes payable to banks, including interest varying
   from prime to prime plus two percent, maturing between
   September 30, 1998 and July 31, 1999 secured by certain
   real estate projects on a non-recourse basis                  $60,571            $24,709

Notes payable to banks, including interest at prime with
   the terms of the commitment reducing commencing
   December 1, 1998, secured by certain real estate
   projects on a recourse basis                                   11,884            11,736

Other                                                              2,952               269
                                                                 -------           -------
                                                                 $75,407           $36,714
                                                                 =======           =======

5.      Net Income Per Common Share

        Effective February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The table below reconciles the components of the basic net income per share calculation to diluted net income per share (in thousands, except per share data):

                                                Three Months Ended                                 Six Months Ended
                                  ----------------------------------------------    ----------------------------------------------
                                     August 31, 1997          August 31, 1998          August 31, 1997          August 31, 1998
                                  ----------------------   ---------------------    ----------------------   ---------------------
                                  Income   Shares    EPS   Income  Shares    EPS    Income   Shares    EPS   Income  Shares    EPS
                                  ------   ------    ---   ------  ------    ---    ------   ------    ---   ------  ------    ---
Basic Net Income Per Share:

    Income available to common
      stockholders before
      discontinued operations..   $1,424   14,995   $0.10   $575   14,306   $0.04   $2,487   14,995   $0.17   $915   14,306   $0.06

Effect of Dilutive Securities:

    Warrants...................      --       --      --      --      148     --       --       --      --      --      144     --
                                  ------   ------   -----   ----   ------   -----   ------   ------   -----   ----   ------   -----
Diluted Net Income (Loss) Per
  Share:                          $1,424   14,995   $0.10   $575   14,454   $0.04   $2,487   14,995   $0.17   $915   14,450   $0.06
                                  ======   ======   =====   ====   ======   =====   ======   ======   =====   ====   ======   =====

6.      Common Stock Repurchase Program

        The Company has announced a stock repurchase program whereby up to 500,000 shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of August 31, 1998, approximately 182,900 shares have been repurchased under this program.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, availability to homebuilders of financing for acquisitions, development and construction, availability to homebuyers of permanent mortgages, interest rate levels, the demand for housing and office space and commercial lease rates; supply levels of land, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes, weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

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

        The following table illustrates the actual and pro forma results of the Company's operations for the three and six months ended August 31, 1997 and 1998. The pro forma results have been adjusted to reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized. This pro forma information is presented because the results of the joint ventures are becoming more significant to the Company's overall results of operations, and the pro forma results are more reflective of the volume of business being managed by the Company.

                              RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                      ---------------------------------------  ------------------------------------------
                                        AUGUST 31, 1997     AUGUST 31, 1998      AUGUST 31, 1997       AUGUST 31, 1998
                                      ------------------  -------------------  -------------------   --------------------
                                     ACTUAL    PRO FORMA   ACTUAL    PRO FORMA  ACTUAL    PRO FORMA   ACTUAL    PRO FORMA
                                     -------   ---------   -------   ---------  -------   ---------   -------   ---------
Sales of homes and land........      $46,114    $46,114    $47,411    $63,739   $81,070    $81,368   $75,703    $101,418
Cost of sales..................       37,924     37,924     43,278     56,574    66,145     66,420    68,131      88,372
                                     -------    -------    -------    -------   -------    -------   -------    --------
    Gross margin...............      $ 8,190    $ 8,190    $ 4,133    $ 7,165   $14,925    $14,948   $ 7,572    $ 13,046
                                     =======    =======    =======    =======   =======    =======   =======    ========

        Since the financial restructuring in October 1997, the Company, together with its financial partners, has invested over $220 million in nine new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

        The following table summarizes the joint ventures established since the financial restructuring:


        Description                  Date Closed       Location               Total Invested
        -----------                  -----------       --------                --------------
        Residential Development      December, 1997    Dana Point, CA           $ 10 Million
        Residential Development      March, 1998       Vista, CA                $  2 Million
        Mixed Use                    April, 1998       Huntington Beach, CA     $ 26 Million
        Commercial Office Bldg.      April, 1998       Newport Beach, CA        $  4 Million
        Commercial Office Bldg.      May, 1998         Costa Mesa, CA           $  9 Million
        Commercial Office Bldg.      June, 1998        Laguna Hills, CA         $  8 Million
        Residential Development      June, 1998        Monarch Beach, CA        $ 25 Million
        Hotel, Residential and
           Golf Operations           July, 1998        Monarch Beach, CA        $120 Million
        Residential Development      July, 1998        Newport Beach, CA        $ 20 Million

        As is further discussed in Item 5, the Company is in the preliminary stages of considering an offer to purchase its interest in the majority of these ventures on terms to be determined.

OPERATING DATA

        The following table shows new home deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                              --------------------------      --------------------------
                              AUGUST 31,     AUGUST 31,      AUGUST 31,      AUGUST 31,
                                 1997           1998            1997            1998
                              ----------     ----------      ----------      ----------
New homes delivered:
  California                        55              37             102              54
  Texas                             81             110             130             178
  Nevada                            40              50              79              98
  Arizona                           23              14              41              24
                              --------        --------        --------        --------
     Subtotal                      199             211             352             354
  Unconsolidated Joint
Ventures (California)               --              24               1              33
                              --------        --------        --------        --------
         Total                     199             235             353             387
                              ========        ========        ========        ========
Net new orders                     228             261             466             457
                              ========        ========        ========        ========
Average sales price:
  California                  $405,000        $569,000        $403,000        $587,000
  Texas                        163,000         157,000         161,000         159,000
  Nevada                       170,000         192,000         159,000         178,000
  Arizona                      130,000         150,000         117,000         157,000
  Combined                     226,000         269,000         225,000         260,000

        The following table shows backlog in units and dollars at August 31, 1997 and 1998 for each of the Company's operations, including unconsolidated joint ventures:

                                     ENDING BACKLOG
                    -------------------------------------------------
                       AUGUST 31,1997              AUGUST 31, 1998
                    --------------------        ---------------------
                    UNITS        ($000s)         UNITS        ($000s)
                    -----       --------         -----       --------
California           166        $ 83,700           97        $ 61,200
Texas                211          32,000          259          42,400
Nevada                83          14,300           55          11,000
Arizona               19           3,700           35           6,200
                     ---        --------          ---        --------
     Total           479        $133,700          446        $120,800
                     ===        ========          ===        ========

SECOND QUARTER OF FISCAL 1999 COMPARED TO SECOND QUARTER OF FISCAL 1998:

        The Company reported net income of $575,000, or $0.04 per share, in the second quarter of fiscal 1999, as compared to net income of $1.4 million, or $0.10 per share, in the second quarter of fiscal 1998.

        Sales of homes and land including unconsolidated joint ventures were $63.7 million for the second quarter of fiscal 1999 compared to $46.1 million for the second quarter of fiscal 1998. This increase is due in part to the fact that the Company's average sales price per unit has increased to $269,000 in the second quarter of fiscal 1999 from $226,000 in the second quarter of fiscal 1998. In addition, total home closings increased from 199 in the second quarter of fiscal 1998 to 235 in the second quarter of fiscal 1999, including 0 and 24 homes, respectively, closed in unconsolidated joint ventures.

        The Company continued to experience strong margins of 18.6% in its unconsolidated joint ventures during the second quarter of fiscal 1999. The Company's pro forma gross margin of home and lot closings was 11.2 % during the second quarter of fiscal 1999 as compared to 17.8% for the second quarter of fiscal 1998. The Company's actual gross margin on home and lot closings decreased to 8.7 % for the second quarter of fiscal 1999 as compared to 17.8% for the second quarter of fiscal 1998. The decrease in actual gross margin was primarily due to a shift in the mix of home closings between quarters from certain higher-margin company-owned projects in the second quarter of fiscal 1998 and lower-margin projects in the second quarter of fiscal 1999. The Company continued to close out certain lower-margin projects, particularly in California, while activity in unconsolidated joint ventures is becoming a more significant portion of the Company's business. Margins in Texas and Arizona, and to some extent in Nevada, were negatively impacted by a recent shift in mix between projects within the respective markets.

        Selling, general and administrative expense of $5.7 million for the second quarter of fiscal 1999 decreased $608,000 or 9.6 % as compared to the second quarter of fiscal 1998. As a percentage of revenue, selling, general and administrative expense decreased from 13.7 % to 12.0 % between quarters.

        Income from unconsolidated joint ventures increased from a loss of $5,000 in the second quarter of fiscal 1998 to income of $2.5 million, due to both the higher unit closings and higher margins experienced in the Company's current joint ventures.

        Interest and other income decreased slightly from $194,000 in the second quarter of fiscal 1998 to $168,000 in the second quarter of fiscal 1999.

        Minority interest of $286,000 for fiscal 1999 represents the share of CPH LLC's income attributable to CHF.

        Interest incurred was $4.2 million in the second quarter of fiscal 1999, as compared to $5.4 million in the second quarter of fiscal 1998, while interest included in cost of sales was $3.6 million during the second quarter of fiscal 1999, as compared to $3.5 million in the second quarter of fiscal 1998.

   FIRST SIX MONTHS OF FISCAL 1999 COMPARED TO FIRST SIX MONTHS OF FISCAL 1998

        The Company reported net income of $915,000, or $0.06 per share, for the first six months of fiscal 1999, as compared to net income of $2.5 million, or $0.17 per share, for the six months ended August 31, 1997.

        Sales of homes and land including unconsolidated joint ventures were $101.4 million for the first six months of fiscal 1999 compared to $81.4 million for the first six months of fiscal 1998. This increase is due to both an increase in home closings from 353 units to 387 units between periods and an increase in average sales price per unit from $225,000 to $260,000.

        The Company's actual gross margin decreased from 18.4% for the first six months of fiscal 1998 to 10.0% for the first six months of fiscal 1999. The Company's pro forma gross margin was 12.9% for the first six months of fiscal 1999 as compared to 18.4% for the first six months of fiscal 1998. The reason for the decrease in the gross margins between periods is due to increased volume in certain lower-margin, company-owned projects, which is partially offset at the pro forma level by the higher-margin joint venture projects. The Company closed a total of 33 homes in unconsolidated joint ventures in the six months ended August 31, 1998, as compared to one home during the first six months of fiscal 1998.

        Selling, general and administrative expense of $10.2 million for the first six months of fiscal 1999 decreased $1.7 million, or 14.2% as compared to the first six months of fiscal 1998. As a percentage of revenue, selling, general and administrative expense decreased from 14.7% for the first six months of fiscal 1998 to 13.5% for the first six months of fiscal 1999.

        Income from unconsolidated joint ventures went from a loss of $15,000 in the first six months of fiscal 1998 to income of $3.9 million for the six months ended August 31, 1998, due to the higher unit closings and higher margins.

        Interest and other income increased from $347,000 in the first six months of fiscal 1998 to $490,000 in the first six months of fiscal 1999, primarily as a result of increased activity in the Company's mortgage broker operations.

        Minority interest of $452,000 represents the share of CPH LLC's income attributable to CHF.

        Interest incurred for the first six months of fiscal 1999 was $8.6 million, as compared to $10.0 million for the first six months of fiscal 1998. Interest included in cost of sales was $5.7 million for the first six months of fiscal 1999 compared to $6.2 million in the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

        At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain newly formed project specific entities. As of August 31, 1998, CPH LLC has in place several credit facilities totaling $170 million (the "Facilities") with various bank lenders (the "Banks"), of which $44 million was outstanding. In addition, CPH Newport Coast, LLC (Newport Coast), a consolidated joint venture, has two credit facilities in place totaling $80 million, of which $29 million is outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and such project entities. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At August 31, 1998, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of August 31, 1998, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

        Other notes payable of $2.9 million at August 31, 1998, represent financing vehicles for certain of the Company's insurance policies.

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

        In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes and 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC.

        The Indenture contains restrictions on the incurring of indebtedness, which affect the availability of the Facilities based on various measures of the financial performance of CPH LLC. Subject to such restrictions, the Facilities will be available to augment cash flow from operations and joint venture financing to fund CPH LLC's operations.

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

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders of the Company held on June 26, 1998, the following directors were elected: Hadi Makarechian, Dale Dowers, Karlheinz M. Kaiser, Allan L. Acree and William A. Funk. 14,139,654 shares were voted for the election of the named nominees for directors and 19,613 shares were voted withholding authority for such nominees. In addition, the Company's Certificate of Incorporation was amended to authorize the issuance of up to Thirty Million (30,000,000) shares of non-voting common stock, par value $0.10 per share, with 13,742,564 shares voting in favor of the amendment, 402,852 shares voting against the amendment and 13,851 shares voting to withhold authority for such amendment.

Item 5 - Other Information

        The Corporation has recently received from Farallon Capital Management, LLC ("Farallon"), an affiliate of CHF, an indication of its interest in purchasing, for consideration to be determined, all of the Company's interest in the recently acquired commercial real estate, mixed-use and land projects listed below:

                                                                           Company
     Description                Date Closed       Location                 Investment
     -----------                -----------       --------                 ----------
     Residential Development    December, 1997    Dana Point, CA           $ 10,000
     Residential Development    March, 1998       Vista, CA                $ 11,000
     Mixed Use                  April, 1998       Huntington Beach, CA     $234,000
     Commercial Office Bldg.    April, 1998       Newport Beach, CA        $ 73,000
     Commercial Office Bldg.    May, 1998         Costa Mesa, CA           $ 38,000
     Commercial Office Bldg.    June, 1998        Laguna Hills, CA         $ 38,000
     Residential Development    June, 1998        Monarch Beach, CA        $170,000
     Hotel, Residential and
       Golf Operations          July, 1998        Monarch Beach, CA        $844,000

        The offer is contingent on agreement between the Company and Farallon on the terms of any such transaction and upon coming to a mutually acceptable arrangement with Hadi Makarechian, the Chairman of the Company, on the terms on which he, or an entity which he controls (other than the Company), will manage the projects. The Board of Directors of the Company (with Mr. Makarechian abstaining) is in the preliminary stages of considering such a transaction and the terms which the Company might propose for such a transaction. The joint ventures which are the possible subject of such a transaction have had no material historical effect on the operations of the Company and the Company's total capital investment in the joint ventures is approximately $1.4 million.

Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibit
    Number            Description                                       Method of Filing
    -------           -----------                                       ----------------
      3.1             Third Restated Certificate of Incorporation of
                      the Registrant (Incorporated by reference to
                      Exhibit 3.1 of the Registrant's Quarterly
                      Report on Form 10-Q for the quarter ended
                      May 31, 1998)

      3.2             Second Amended and Restated By laws of the
                      Registrant (Incorporated by reference to
                      Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      February 28, 1998)

     27               Financial Data Schedule                           Filed with this document

     99               Letter dated September 28, 1998 from Farallon
                      Capital Management LLC                            Filed with this document

(b) Reports on Form 8-K

    None Filed

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAPITAL PACIFIC HOLDINGS, INC.


Date: October 15, 1998                 By: /s/ HADI MAKARECHIAN
                                           -------------------------------------
                                           Hadi Makarechian, Chairman of the
                                           Board and Chief Executive Officer


Date: October 15, 1998                 By: /s/ STEVEN O. SPELMAN, JR.
                                           -------------------------------------
                                           Steven O. Spelman, Jr., Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                Description                                       Method of Filing
-------               -----------                                       ----------------
  3.1                 Third Restated Certificate of Incorporation of
                      the Registrant (Incorporated by reference to
                      Exhibit 3.1 of the Registrant's Quarterly
                      Report on Form 10-Q for the quarter ended
                      May 31, 1998)

  3.2                 Second Amended and Restated By laws of the
                      Registrant (Incorporated by reference to
                      Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      February 28, 1998)

 27                   Financial Data Schedule                           Filed with this document

 99                   Letter dated September 28, 1998 from Farallon
                      Capital Management LLC                            Filed with this document