Form 10-Q
period 1998-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 1999-01-14
CIK 813945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-09911

                            ------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-2956559
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

            4100 MACARTHUR BLVD., SUITE 200, NEWPORT BEACH, CA 92660
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (949) 622-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS AND TITLE OF                          SHARES OUTSTANDING AS OF
                CAPITAL STOCK                                 JANUARY 5, 1999
              ------------------                          ------------------------
         Common Stock, $.10 Par Value                            14,305,511

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION
                                                                        PAGE
                                                                        ----
Item 1 -- Financial Statements
          Consolidated Balance Sheets -- November 30, 1998 and
          February 28, 1998...........................................     3
          Consolidated Statements of Operations for the Three and Nine
            Months Ended November 30, 1998 and 1997...................     4
          Consolidated Statements of Cash Flows for the Nine Months
            Ended November 30, 1998 and 1997..........................     5
          Notes to Consolidated Financial Statements..................     6
Item 2 -- Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................     8

                          PART II -- OTHER INFORMATION

Item 5 -- Other Information...........................................    14
Item 6 -- Exhibits and Reports on Form 8-K............................    14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              NOVEMBER 30,    FEBRUARY 28,
                                                                  1998            1998
                                                              ------------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $   3,865       $   4,328
Restricted cash.............................................       1,455           1,361
Accounts and notes receivable...............................      11,862          26,191
Real estate projects........................................     250,194         192,347
Property, plant and equipment...............................       8,439           7,857
Investment in and advances to unconsolidated joint
  ventures..................................................      13,770           6,762
Prepaid expenses and other assets...........................      15,245          12,809
                                                               ---------       ---------
          Total assets......................................   $ 304,830       $ 251,655
                                                               =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................   $  23,112       $  21,830
Notes payable...............................................      87,185          36,714
Senior unsecured notes payable..............................     100,000         100,000
                                                               ---------       ---------
          Total liabilities.................................     210,297         158,544
                                                               ---------       ---------
Minority Interest...........................................      30,083          30,061
                                                               ---------       ---------
Stockholders' equity:
  Common stock, par value $.10 per share, 30,000,000 shares
     authorized; 14,305,511 shares issued and outstanding...       1,500           1,500
  Additional paid-in capital................................     211,888         211,888
  Accumulated deficit.......................................    (147,311)       (148,711)
  Treasury stock............................................      (1,627)         (1,627)
                                                               ---------       ---------
          Total stockholders' equity........................      64,450          63,050
                                                               ---------       ---------
          Total liabilities and stockholders' equity........   $ 304,830       $ 251,655
                                                               =========       =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       NOVEMBER 30,           NOVEMBER 30,
                                                    ------------------    --------------------
                                                     1998       1997        1998        1997
                                                    -------    -------    --------    --------
Sales of homes and land...........................  $47,717    $47,722    $123,420    $128,792
Cost of sales.....................................   42,408     41,692     110,539     107,837
Impairment loss on real estate assets.............       --      8,000          --       8,000
                                                    -------    -------    --------    --------
  Gross margin....................................    5,309     (1,970)     12,881      12,955
Selling, general and administrative expenses......   (5,607)    (5,121)    (15,852)    (17,063)
Income (loss) from unconsolidated joint
  ventures........................................      874        (98)      4,729        (113)
Interest and other income, net....................      234        579         724         926
                                                    -------    -------    --------    --------
  Income (loss) from operations...................      810     (6,610)      2,482      (3,295)
Minority Interest.................................     (163)      (286)       (615)       (286)
                                                    -------    -------    --------    --------
  Income (loss) before income taxes...............      647     (6,896)      1,867      (3,581)
Provision (benefit) for income taxes..............      162     (1,723)        467        (895)
                                                    -------    -------    --------    --------
  Net income (loss)...............................  $   485    $(5,173)   $  1,400    $ (2,686)
                                                    =======    =======    ========    ========
  Net income (loss) per common share -- basic and
     diluted......................................  $  0.03    $ (0.35)   $   0.10    $  (0.18)
                                                    =======    =======    ========    ========
  Weighted average number of common shares........   14,306     14,874      14,306      14,955
                                                    =======    =======    ========    ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                     NOVEMBER 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $  1,400       $ (2,686)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Change in restricted cash............................        (94)            58
       Depreciation and amortization........................      1,298          1,408
       (Increase) decrease in real estate projects..........    (57,847)        19,719
       (Increase) decrease in receivables, prepaid expenses
        and other assets....................................     11,322           (720)
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................      1,282        (14,028)
       Minority interest....................................        615            286
                                                               --------       --------
          Net cash provided by (used in) operating
            activities......................................    (42,024)         4,037
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment, net.............     (1,309)        (1,288)
       Contributions to minority interest...................         --         30,000
       Distributions to minority interest...................       (593)          (768)
       Decrease (increase) in investment in and advances to
        unconsolidated joint ventures.......................     (7,008)            --
                                                               --------       --------
          Net cash provided by (used in) investing
            activities......................................     (8,910)       (27,944)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings (payments) on notes payable, net..........     50,471        (36,025)
       Repurchase of common stock...........................         --         (1,627)
                                                               --------       --------
          Net cash provided by (used in) financing
            activities......................................     50,471        (37,652)
                                                               --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (463)        (5,671)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      4,328         11,434
                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  3,865       $  5,763
                                                               ========       ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K/A for the fiscal year ended February 28, 1998 (fiscal 1998), of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine month periods ended November 30, 1998, are not necessarily indicative of the results that may be expected for the year ending February 28, 1999 (fiscal 1999). The consolidated financial statements for fiscal 1999, and for the period from October 1, 1997 to November 30, 1997 include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC") a limited liability company of which the Company owns a majority interest. The consolidated financial statements for fiscal 1998, through September 30, 1997, include only the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures. The accompanying consolidated balance sheets (See Note 3), include the capital accounts of CPH LLC totaling $92 million, $30 million of which is required to be presented as minority interest. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

 2. RECLASSIFICATIONS

     Certain items in prior period financial statements have been reclassified in order to conform with current year presentation.

 3. COMPANY ORGANIZATION AND OPERATIONS

     The Company is a regional builder and developer with operations in selected metropolitan areas of Southern California, Nevada, Texas, Arizona and Colorado. The Company's principal business activity is to build and develop projects including the sale of single-family homes targeted to entry-level, move-up and luxury buyers. The Company has recently expanded its operations through non-controlling investments in limited liability companies to include the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties.

     Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of CPH LLC the sum of $30 million in cash and acquired a 32.07% interest in CPH LLC. The Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through newly formed project specific entities. At November 30, 1998, CPH LLC had $268 million in assets and a net worth of $92 million. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC. In addition, the Company is a managing member of certain project-specific entities.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements involving the business of the Company are incurred either by CPH LLC or by project-specific entities.

 4. NOTES PAYABLE

     Notes payable at November 30, 1998 and February 28, 1998, are summarized as follows (in thousands):

                                                              NOVEMBER 30,    FEBRUARY 28,
                                                                  1998            1998
                                                              ------------    ------------
Notes payable to banks, including interest varying from
  prime to prime plus two percent, maturing between July 31,
  1999 and July 6, 2001 secured by certain real estate
  projects on a non-recourse basis..........................    $62,752         $24,709
Notes payable to banks, including interest at prime with the terms of the commitment reducing commencing December 1,
  1998, secured by certain real estate projects on a
  recourse basis............................................     21,689          11,736
Other.......................................................      2,744             269
                                                                -------         -------
                                                                $87,185         $36,714
                                                                =======         =======

 5. NET INCOME PER COMMON SHARE

     Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The table below reconciles the components of the basic net income
(loss) per share calculation to diluted net income per share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                    NOVEMBER 30, 1998          NOVEMBER 30, 1997
                                                 -----------------------   -------------------------
                                                 INCOME   SHARES    EPS    INCOME    SHARES    EPS
                                                 ------   ------   -----   -------   ------   ------
Basic Net Income (loss) Per Share:
  Income (loss) available to common
     stockholders..............................  $  485   14,306   $0.03   $(5,173)  14,874   $(0.35)
Effect of Dilutive Securities:
  Warrants.....................................      --       --      --        --       --       --
                                                 ------   ------   -----   -------   ------   ------
Diluted Net Income (Loss) Per Share:...........  $  485   14,306   $0.03   $(5,173)  14,874   $(0.35)
                                                 ======   ======   =====   =======   ======   ======

                                                                  NINE MONTHS ENDED
                                                 ---------------------------------------------------
                                                    NOVEMBER 30, 1998          NOVEMBER 30, 1997
                                                 -----------------------   -------------------------
                                                 INCOME   SHARES    EPS    INCOME    SHARES    EPS
                                                 ------   ------   -----   -------   ------   ------
Basic Net Income (loss) Per Share:
  Income (loss) available to common
     stockholders..............................  $1,400   14,306   $0.10   $(2,686)  14,955   $(0.18)
Effect of Dilutive Securities:
  Warrants.....................................      --       78      --        --       --       --
                                                 ------   ------   -----   -------   ------   ------
Diluted Net Income (Loss) Per Share:...........  $1,400   14,384   $0.10   $(2,686)  14,955   $(0.18)
                                                 ======   ======   =====   =======   ======   ======

 6. COMMON STOCK REPURCHASE PROGRAM

     The Company has announced a stock repurchase program whereby up to 500,000 shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of November 30, 1998, approximately 278,000 shares have been repurchased and held by CPH LLC under this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS -- GENERAL

     As is noted in footnote 1 to the financial statements presented herein, the Company is reporting its results on a consolidated basis with the results of CPH LLC. References to the Company in this Item 2 are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements involving the business of the Company are incurred either by CPH LLC or by project-specific entities.

     The following table illustrates the actual and pro forma results of the Company's operations for the three and nine months ended November 30, 1997 and 1998. The pro forma results have been adjusted to reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and the exclusion of the $8 million non-cash charge recorded in the third quarter of fiscal 1998 and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized. This pro forma information is presented because the results of the joint ventures are becoming more significant to the Company's overall results of operations, and the pro forma results are more reflective of the volume of business being managed by the Company.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                  ----------------------------------------------
                                                    NOVEMBER 30, 1997        NOVEMBER 30, 1998
                                                  ---------------------    ---------------------
                                                   ACTUAL     PRO FORMA     ACTUAL     PRO FORMA
                                                  --------    ---------    --------    ---------
Sales of homes and land.........................  $ 47,722    $ 49,300     $ 47,717    $ 56,561
Cost of sales...................................    49,692      42,959       42,408      50,376
                                                  --------    --------     --------    --------
  Gross margin..................................  $ (1,970)   $  6,341     $  5,309    $  6,185
                                                  ========    ========     ========    ========

                                                                NINE MONTHS ENDED
                                                  ----------------------------------------------
                                                    NOVEMBER 30, 1997        NOVEMBER 30, 1998
                                                  ---------------------    ---------------------
                                                   ACTUAL     PRO FORMA     ACTUAL     PRO FORMA
                                                  --------    ---------    --------    ---------
Sales of homes and land.........................  $128,792    $130,673     $123,420    $157,979
Cost of sales...................................   115,837     109,379      110,539     138,748
                                                  --------    --------     --------    --------
  Gross margin..................................  $ 12,955    $ 21,294     $ 12,881    $ 19,231
                                                  ========    ========     ========    ========

     Since the financial restructuring in October 1997, the Company, together with its financial partners, has invested over $240 million in ten new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

     The following table summarizes the joint ventures established since the financial restructuring:

             DESCRIPTION                DATE CLOSED            LOCATION          TOTAL INVESTED
             -----------                -----------            --------          --------------
Residential Development                December, 1997    Dana Point, CA           $ 11 Million
Residential Development                March, 1998       Vista, CA                $  2 Million
Mixed Use                              April, 1998       Huntington Beach, CA     $ 26 Million
Commercial Office Bldg.                April, 1998       Newport Beach, CA        $  4 Million
Commercial Office Bldg.                May, 1998         Costa Mesa, CA           $  9 Million
Commercial Office Bldg.                June, 1998        Laguna Hills, CA         $  8 Million
Residential Development                June, 1998        Monarch Beach, CA        $ 26 Million
Hotel, Residential and Golf
  Operations                           July, 1998        Monarch Beach, CA        $122 Million
Residential Development                July, 1998        Newport Beach, CA        $ 27 Million
Golf Course Development                December, 1998    Santa Barbara, CA        $ 11 Million

OPERATING DATA

     The following table shows new home deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                              ---------------------------    ---------------------------
                                              NOVEMBER 30,   NOVEMBER 30,    NOVEMBER 30,   NOVEMBER 30,
                                                  1997           1998            1997           1998
                                              ------------   ------------    ------------   ------------
New homes delivered:
  California................................          63             35             165             89
  Texas.....................................         103            119             233            297
  Nevada....................................          48             34             127            132
  Arizona...................................          12              9              53             33
                                                --------       --------        --------       --------
     Subtotal...............................         226            197             578            551
  Unconsolidated Joint Ventures
     (California)...........................           3              8               4             41
                                                --------       --------        --------       --------
          Total.............................         229            205             582            592
                                                ========       ========        ========       ========
Net new orders..............................         201            249             667            706
                                                ========       ========        ========       ========
Average sales price:
  California................................    $326,000       $660,000        $371,000       $608,000
  Texas.....................................     159,000        168,000         160,000        162,000
  Nevada....................................     177,000        194,000         166,000        182,000
  Arizona...................................     167,000        155,000         128,000        156,000
  Combined..................................     212,000        273,000         220,000        264,000

     The following table shows backlog in units and dollars at November 30, 1997 and 1998 for each of the Company's operations, including unconsolidated joint ventures:

                                                                          ENDING BACKLOG
                                                             ----------------------------------------
                                                             NOVEMBER 30, 1997     NOVEMBER 30, 1998
                                                             ------------------    ------------------
                                                             UNITS     ($000S)     UNITS     ($000S)
                                                             ------   ---------    ------   ---------
California.................................................   189     $ 99,300       83     $ 73,213
Texas......................................................   179       27,100      246       44,574
Nevada.....................................................    74       11,300       76       14,841
Arizona....................................................     9        1,500       85       12,678
                                                              ---     --------      ---     --------
          Total............................................   451     $139,200      490     $145,306
                                                              ===     ========      ===     ========

THIRD QUARTER OF FISCAL 1999 COMPARED TO THIRD QUARTER OF FISCAL 1998

     The Company reported net income of $485,000 or $0.03 per share, in the third quarter of fiscal 1999, as compared to a net loss of $5.2 million, or $0.35 per share, in the third quarter of fiscal 1998. The results for the third quarter of fiscal 1998 included a non-cash charge of $8.0 million for the impairment of certain real estate assets.

     Sales of homes and land including unconsolidated joint ventures were $56.6 million for the third quarter of fiscal 1999 compared to $49.3 million for the third quarter of fiscal 1998, an increase of 14.7%. This increase is due in part to the fact that the Company's average sales price per unit has increased by 28.8% to $273,000 in the third quarter of fiscal 1999 from $212,000 in the third quarter of fiscal 1998. Conversely, the total number of home closings decreased from 229 in the third quarter of fiscal 1998 to 205 in the third quarter of fiscal 1999, including 3 and 8 homes, respectively, closed in unconsolidated joint ventures.

     The Company's pro forma gross margin on home and lot closings was 10.9% during the third quarter of fiscal 1999 as compared to 12.9% for the third quarter of fiscal 1998. The decrease in gross margin was primarily due to a shift in the relative mix of home closings between quarters from certain higher-margin company-owned projects in the third quarter of fiscal 1998 to certain lower-margin projects in the third quarter of fiscal 1999. The Company continued to close out certain lower-margin projects, particularly in California, while activity in unconsolidated joint ventures continues to become a more significant portion of the Company's business.

     Selling, general and administrative expense increased from $5.1 million in the third quarter of fiscal 1998 to $5.6 million in the third quarter of fiscal 1999. As a percentage of revenue, selling, general and administrative expense increased from 10.7% to 11.8 % between quarters, primarily due to additional spending in certain markets in advance of closings on new projects.

     Income from unconsolidated joint ventures increased from a loss of $98,000 in the third quarter of fiscal 1998 to income of $874,000 in the third quarter of fiscal 1999, due to both the higher unit closings and higher margins experienced in the Company's current joint ventures.

     Interest and other income decreased from $579,000 in the third quarter of fiscal 1998 to $234,000 in the third quarter of fiscal 1999.

     Minority interest of $286,000 for the third quarter of fiscal 1998 and $163,000 for the third quarter of fiscal 1999 represents the share of CPH LLC's income attributable to CHF.

     Interest incurred was $6.7 million in the third quarter of fiscal 1999, as compared to $4.6 million in the third quarter of fiscal 1998, while interest included in cost of sales was $5.7 million during the third quarter of fiscal 1999, as compared to $3.3 million in the third quarter of fiscal 1998.

FIRST NINE MONTHS OF FISCAL 1999 COMPARED TO FIRST NINE MONTHS OF FISCAL 1998

     The Company reported net income of $1.4 million or $0.10 per share, for the first nine months of fiscal 1999, as compared to a net loss of $2.7 million, or $0.18 per share, for the first nine months of fiscal 1998. The results for fiscal 1998 included a non-cash charge of $8.0 million for the impairment of certain real estate assets.

     Sales of homes and land including unconsolidated joint ventures were $158.0 million for the first nine months of fiscal 1999 compared to $130.7 million for the first nine months of fiscal 1998, an increase of 20.9%. This increase is due to both an increase in home closings from 582 units to 592 units between periods and an increase in average sales price per unit of 20.0% from $220,000 to $264,000.

     The Company's actual gross margin increased from 10.1% for the first nine months of fiscal 1998 to 10.4% for the first nine months of fiscal 1999. The Company's pro forma gross margin was 12.2% for the first nine months of fiscal 1999 as compared to 16.3% for the first nine months of fiscal 1998. The reason for the decrease in the pro forma gross margin between periods is due to a higher volume in certain lower-margin, company-owned projects in the current year, which is partially offset by increased revenues in the generally higher-margin joint venture projects. The Company closed a total of 41 homes in unconsolidated joint ventures in the nine months ended November 30, 1998, as compared to 4 homes during the first nine months of fiscal 1998.

     Selling, general and administrative expense of $15.9 million for the first nine months of fiscal 1999 decreased $1.2 million, or 7.1% as compared to the first nine months of fiscal 1998. As a percentage of revenue, selling, general and administrative expense decreased from 13.2% for the first nine months of fiscal 1998 to 12.8% for the first nine months of fiscal 1999.

     Income from unconsolidated joint ventures increased from a loss of $113,000 in the first nine months of fiscal 1998 to income of $4.7 million for the first nine months of fiscal 1999, due to the significantly higher unit closings and higher margins in the Company's joint ventures.

     Interest and other income decreased from $926,000 in the first nine months of fiscal 1998 to $724,000 in the first nine months of fiscal 1999.

     Minority interest of $286,000 for the first nine months of fiscal 1998 and $615,000 for the first nine months of fiscal 1999 represents the share of CPH LLC's income attributable to CHF.

     Interest incurred for the first nine months of fiscal 1999 was $15.3 million, as compared to $14.6 million for the first nine months of fiscal 1998. Interest included in cost of sales was $11.4 million for the first nine months of fiscal 1999 compared to $9.5 million in the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, all material financing transactions and arrangements involving the business of the Company are incurred either by CPH LLC or by project-specific entities. As of November 30, 1998, CPH LLC has in place several credit facilities totaling $140 million (the "Facilities") with various bank lenders (the "Banks"), of which $54 million was outstanding. In addition, CPH Newport Coast, LLC (Newport Coast), a consolidated joint venture, has two credit facilities in place totaling $80 million, of which $31 million is outstanding. In addition, the Company is currently negotiating an increase and extension of its primary credit facility. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and Newport Coast. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At November 30, 1998, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of November 30, 1998, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

     Other notes payable of $2.7 million at November 30, 1998, primarily represent financing vehicles for certain of the Company's insurance policies.

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

     The Indenture contains restrictions on the incurring of indebtedness, which affect the availability of the Facilities based on various measures of the financial performance and asset base of CPH LLC. Subject to such restrictions, the Facilities are available to augment cash flow from operations and joint venture financing to fund CPH LLC's operations.

     Management expects that cash flow generated from operations and from additional financing permitted by the terms of the Indenture will be sufficient to cover the debt service and to fund CPH LLC's current development and homebuilding activities for the reasonably foreseeable future.

YEAR 2000 READINESS DISCLOSURE

     The Company began assessing its Year 2000 ("Y2K") compliance issues during fiscal 1998 and at that time determined that its primary internal computer hardware and computer software were not Y2K compliant. Subsequently, the Company determined that it would be more cost efficient to install a new Y2K compliant software package than to modify the existing software package. In late 1998, the Company contracted to purchase a new software package and upgraded its existing primary computer hardware system to support the new computer software package, as well as more fully integrate the Company's operations. The Company's goal is full implementation of the new software package by August 31, 1999.

     As part of a program on continuous technology updates, for the past several years, the Company has upgraded personal computers in its locations and this process will continue. As this occurs during 1999, personal computers at each company location will be tested for Y2K compliance. These personal computer upgrades are considered to be ongoing and are not considered to be specifically Y2K related. The Company expects to incur some costs to replace or repair such equipment, but has not presently determined the amount of these costs, which are not expected to be material.

     The Company also is investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company's own vendor compliance program. For example, the Company has determined that its voicemail and security systems at its Newport Beach headquarters are not Y2K compliant, and upgrades to both systems will be required. This investigation is in its preliminary stages and the Company's goal is to complete this investigation and any corrective efforts by June 30, 1999. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K noncompliance risks arising from such entities is not expected to have any material effect on the Company. The Company does not believe that it is reasonably likely that Y2K non-compliance will result in disruptions to its business that will have a material adverse effect on the Company.

     To date, the Company has incurred approximately $300,000 in connection with Y2K readiness, including hardware, software, consulting fees, and other expenses. The Company expects to incur additional expenditures of approximately $400,000 in the next fiscal year in the course of becoming Y2K compliant. These costs include the costs of hardware and software which would otherwise be incurred by the Company in the normal course of its business. The additional costs incurred by the Company may vary from these estimates but are not expected to be material.

     The Company's estimates of costs and completion dates for its Y2K readiness program represent management's best estimates. These estimates are based upon many assumptions, including the availability of external resources to assist with systems remediation and replacement efforts, and key third party suppliers, vendors and customers being Y2K compliant. If any of the assumptions ultimately prove to have been incorrect, the cost estimates and completion dates set forth above could be substantially and adversely affected.

     While the Company believes it is taking all appropriate steps to achieve internal Y2K compliance, any potential future business interruptions, costs, damages or losses related thereto, also are dependent upon the Y2K compliance of third parties. In the event that the Company or any of the Company's vendors, subcontractors or suppliers experience disruptions due to the Y2K issue, the Company's operations could be adversely affected. The Y2K issue is universal and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that complete Y2K compliance can be achieved without significant additional costs. Also, the Company could be materially impacted by widespread economic or financial market disruptions or by Y2K computer system failures at financial institutions or government agencies on which the Company is dependent for financing, utilities, zoning, building permits and related matters. There can be no assurance that Y2K will not adversely affect the Company and its operations.

     A formal Y2K internal contingency plan has not been prepared because the Company does not anticipate a material disruption to its business and because the Company is able to rely on a variety of systems, vendors, subcontractors and suppliers in the event of Y2K disruptions that are likely to occur.

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     In September, 1998, the Company received from Farallon Capital Management, LLC ("Farallon"), an affiliate of CHF, an indication of its interest in purchasing, for consideration to be determined, all of the Company's interest in its recently acquired commercial real estate, mixed-use and land projects. In December, 1998, Farallon formally withdrew such offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

     None Filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPITAL PACIFIC HOLDINGS, INC.

Date: January 14, 1999                    By: /s/ HADI MAKARECHIAN
                                            ------------------------------------
                                            Hadi Makarechian,
                                            Chairman of the Board and Chief
                                              Executive Officer (Principal
                                              Executive Officer)

Date: January 14, 1999                    By: /s/ STEVEN O. SPELMAN, JR.
                                            ------------------------------------
                                            Steven O. Spelman, Jr.,
                                              Vice President, Secretary and
                                              Chief Financial Officer (Principal
                                              Financial Officer)

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