Form 10-K
period 1999-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 1999-06-01
CIK 813945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 1, 1999, the aggregate market value of the voting stock held by persons other than the directors, executive officers and principal shareholders filing Schedules 13D of the Registrant was $7,902,989 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its principal shareholders, directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

     At May 1, 1999, there were 13,997,511 shares of Common Stock outstanding.

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission no later than June 28, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

GENERAL

     Capital Pacific Holdings, Inc., together with its subsidiaries (the "Company") is one of the leading builders in Southern California; Las Vegas, Nevada; Austin, Texas; and Phoenix, Arizona where it builds and sells homes targeted to entry level, move-up and luxury buyers. The Company has recently entered the Colorado residential market. The Company has also expanded its operating strategy to encompass the development of commercial and mixed-use projects, as well as ownership of existing commercial properties. Since 1975, the Company has built and sold over 20,000 homes in the markets it serves. During the fiscal year ended February 28, 1999, the Company (including unconsolidated joint ventures) closed 982 home and lot sales at an average home sales price of $287,000. The Company currently conducts its operations under various names, including the name Capital Pacific Homes in Nevada, Arizona and Colorado and Clark Wilson Homes, Inc. ("Clark Wilson") in Texas.

     In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to a newly formed limited liability company known as Capital Pacific Holdings, LLC ("CPH LLC") substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of CPH LLC the sum of $30 million in cash and acquired a 32.07% interest in CPH LLC. The Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project-specific entities. At February 28, 1999, CPH LLC had total assets of $275 million and a net worth of $92 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $299 million and a combined net worth of $250 million at February 28, 1999. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform its management functions for CPH LLC pursuant to management agreements which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC. In addition, the Company is a managing member of certain project-specific entities.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by project-specific entities.

STRATEGY

     The Company's long-term strategy includes the following key elements:

          (1) Maintaining diversity in its geographic markets. The Company believes that geographic market diversification is a key element in achieving long-term stability and growth. While the Company has no specific plans to expand outside the Nevada, Texas, Arizona, Colorado and Southern California markets, it may consider expansion to other markets in the future.

          (2) Diversifying its product. The Company builds homes targeted for all price segments, from entry level buyers to the semi-custom luxury market move-up buyers, so that it is able to deliver well-priced homes to a broad segment of its potential customer base. Within Texas, Nevada, Arizona and Colorado, the Company serves the entry level as well as move-up markets. Within Southern California, the Company has products targeted toward second and third time move-up buyers, as well as the million dollar luxury market. This product diversification enables the Company to better adapt to changing market conditions.

          (3) Enhancing the Company's capital base and sources of financial liquidity. In addition to the equity and restructuring transaction described above, the Company has diversified sources of financing and will continue to pursue new financing alternatives in the future. In fiscal year 1995, the Company accessed the public debt capital markets through the sale of $100 million of 12 3/4% Senior Notes ("Notes") including 790,000 warrants to purchase common stock (the "Offering"). The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital purposes. Effective upon the completion of the October 1, 1997 equity and restructuring transaction, the obligations under the Notes were transferred to CPH LLC. Credit facilities in place at February 28, 1999 totaled $220 million, of which $90 million was outstanding. The Company intends to maintain, through CPH LLC, its traditional lending relationships as a source of liquidity to the extent permitted by the indenture (the "Indenture") to which the Notes are subject. The Company believes this financing strategy allows orderly growth and greater flexibility to react quickly to changing market conditions. The Company also utilizes joint ventures within its operations as a source of financing and risk management. At February 28, 1999, the Company had two joint ventures with IHP Investment Fund I, (an advisor to the State of California Public Employees Retirement System ("CalPERS") and ten with affiliates of CHF. The Company has successfully completed several projects and closed many homes utilizing this strategy in the past.

          (4) Controlling costs and maintaining operational efficiency. The Company has job cost, warranty tracking and construction scheduling systems and other quality controls to control costs and to reduce the effect of certain risks inherent in the home-building industry. These systems and controls enable the Company to monitor and improve its efficiencies.

          (5) Minimizing inventory risk. The Company tries to carefully manage its land and inventory risk in a variety of ways. The Company monitors its supply of owned, optioned and controlled land to maintain an adequate pipeline of building lots in each of its markets while avoiding excess land holdings. For its homebuilding projects, the Company prefers to purchase entitled land, typically in parcels of only 50 to 250 lots, and makes use of options, seller financing and joint ventures, when available, to reduce its capital commitment and exposure to risks. "Entitled" land is generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, including any required tract maps and subdivision approvals. The Company generally tries to limit its speculative building by commencing construction only after some sales have been made and tries to limit each construction phase to 10 - 15 units. The Company generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 48 month period in California, and in amounts sufficient to support home production and sales over an 18 to 36 month period in Nevada, Texas, Arizona and Colorado.

          (6) Land Development. In certain project-specific joint ventures, the Company has purchased unentitled land, with the intention of obtaining the required entitlements and then either selling the unimproved land, developing lots and selling them to another builder or building homes itself.

          (7) Commercial and mixed-use development. The Company has recently expanded its operating strategy to encompass the development of commercial and mixed-use projects, as well as investing in existing commercial properties. These projects are typically structured as joint ventures with the majority of the capital provided by financial partners. This strategy enables the Company to take advantage of unique opportunities in selected infill projects and also provides a measure of diversification within the real estate development arena. In addition, the Company owns two office facilities from which it conducts its California and Nevada operations and within which it leases available space to third parties.

GEOGRAPHIC MARKETS

     At February 28, 1999, the Company, either directly or through joint ventures, owned lots in various stages of development with respect to approximately 54 projects, including 14 projects located in the Orange,

Los Angeles and Riverside Counties of Southern California, 9 projects located in Las Vegas, Nevada, 17 projects located in Austin, Texas, 10 projects located in Phoenix, Arizona and 4 projects in the Denver metropolitan and Colorado Springs areas of Colorado. The Company is currently selling homes in 38 of these projects. The Company's homes for sale currently range in size from 2,500 to 8,000 square feet in Southern California, from 1,400 to 3,700 square feet in Nevada, from 1,400 to 3,700 square feet in Texas, from 1,100 to 3,200 square feet in Arizona and from 1,200 to 2,400 square feet in Colorado. The Company's homes are currently priced from $330,000 to $3,500,000 in Southern California, from $110,000 to $320,000 in Nevada, from $75,000 to $300,000 in Texas and from $80,000 to $360,000 in Arizona, and are anticipated to sell from $110,000 to $380,000 in Colorado.

     The following table sets forth the estimated number of homes under construction and lots owned, under option and controlled as of February 28, 1999:

                ESTIMATED NUMBER OF HOUSING UNITS THAT COULD BE
           CONSTRUCTED ON LAND CONTROLLED AS OF FEBRUARY 28, 1999(a)

                                                                     LOTS
                                         HOMES UNDER      LOTS       UNDER          LOTS
               REGION                  CONSTRUCTION(B)    OWNED    OPTION(C)    CONTROLLED(D)    TOTAL
               ------                  ---------------    -----    ---------    -------------    -----
Southern California..................         81            742          4            652        1,479
Nevada...............................        174            324        293            571        1,362
Texas................................        215            926        935             --        2,076
Arizona..............................        183            426         87             --          696
Colorado.............................          5            201         80            304          590
                                             ---          -----      -----          -----        -----
     TOTAL...........................        658          2,619      1,399          1,527        6,203
                                             ===          =====      =====          =====        =====

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

DEVELOPMENTS IN PROCESS

     The table below summarizes the residential developments currently in process in the Company's geographic markets:

                                                                                                      UNITS
                                  NUMBER OF            NUMBER OF         TOTAL         UNITS        REMAINING
                              PROJECTS HELD FOR    PROJECTS IN SALES     UNITS       CLOSED IN         AT
           REGION              DEVELOPMENT(A)          STAGE(B)        PLANNED(C)     FY 1999      2/28/99(c)
           ------             -----------------    -----------------   ----------    ---------    -------------
Southern California.........         14                    9             1,233          213             827
Nevada......................          9                    9             1,214          217             791
Texas.......................         17                   13             3,417          482           2,076
Arizona.....................         10                    7               820           70             696
Colorado....................          4                   --               286           --             286
                                     --                   --             -----          ---           -----
                                     54                   38             6,970          982           4,676
                                     ==                   ==             =====          ===           =====

---------------
(a) The number of projects held for development includes owned projects with houses in the planning, development, construction and sales stages.

(b) The number of projects in the sales stage includes projects where the sales office has opened, reservations are being taken or sales contracts are being executed.

(c) Includes units under construction, in backlog and lots under option in owned projects.

JOINT VENTURES

     The Company conducts its home-building operations as either wholly owned projects or through joint ventures in which the joint venture partner typically provides more than a majority of the capital and/or financing required for the project. The Company has utilized joint ventures in order to increase access to sources of capital, financing and quality sites. The Company expects to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company.

     Since the financial restructuring in fiscal year 1998, the Company, together with its financial partners, has invested over $220 million in nine new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

     At February 28, 1999, the Company's residential joint ventures were as follows:

                                                                                      UNITS
                                                                                    REMAINING
                                                       TOTAL UNITS   UNITS CLOSED      AT
                    JOINT VENTURE                        PLANNED      IN FY 1999     2/28/99
                    -------------                      -----------   ------------   ---------
Grand Coto Estates, LP -- Orange County..............       93            53            11
M.P.E. Partners, LP -- Los Angeles County............       51            35            10
RPV Associates, LLC -- Los Angeles County............       79             0            79
CPH Dana Point, LLC -- Orange County.................       49             0            49
CPH Monarch Beach, LLC -- Orange County..............       65             0            65
CPH Resorts I, LLC -- Orange County(a)...............      238             0           238
CPH Newport Coast, LLC -- Orange County..............       97             0            97
CPH Vista Palisades, LLC -- San Diego County.........       55             0            55
                                                           ---           ---           ---
                                                           727            88           604
                                                           ===           ===           ===

---------------
(a) Residential portion of joint venture.

     In addition, at February 28, 1999, the Company's mixed-use and commercial joint ventures were as follows:

          JOINT VENTURE                          DESCRIPTION
          -------------                          -----------
Atlanta Huntington Beach, LLC       Mixed-use
CPH Resorts I, LLC                  Hotel, Residential and Golf Operations
CPH Dos Pueblos Associates, LLC     Golf Course Development
CPH Airport Office Building, LLC    Commercial Office Building
CPH Redhill Office Building, LLC    Commercial Office Buildings

LAND ACQUISITION

     For typical residential developments, the Company tries to purchase and hold land in California in amounts sufficient to support home production and sales over a 24 to 48 month period. The Company also tries to maintain an additional 18 month supply of entitled land through options and other means. The Company typically purchases or options entitled land in Nevada, Texas, Arizona and Colorado in amounts sufficient to support home production and sales over an 18 month to 36 month period. The Company typically does not acquire and hold land for speculative investment.

     The Company typically considers numerous factors when analyzing the suitability of land for acquisition and development including, but not limited to, proximity to existing developed areas; population growth patterns; availability of existing community services (i.e., utilities, schools and transportation); employment growth rates; anticipated absorption rates for new housing; and the estimated cost of development.

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

     During fiscal 1999, the Company has expanded its land development presence in the Southern California market. Specifically, four new projects, all structured as joint ventures, currently consist of land in various stages of entitlement.

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

     The Company creates architectural variety within its projects by offering numerous models, floor plans, and exterior styles in an effort to enhance home values by creating diversified neighborhood looks within its projects. Generally, the Company selects the exterior finishes of its homes. The Company offers homebuyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers in California through the Company's wholly owned subsidiary, Newport Design Center ("Newport Design"), or the services may be provided through the homebuyer's own consultants.

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

     The Company typically develops its projects in several phases generally averaging approximately 10 - 15 homes per phase. From market studies, the Company determines the number of homes to be built in the first phase, the appropriate price range for the market and other factors. The first phase of home construction is typically small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes. Subsequent phases are generally not started until 50% to 75% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate market data which, along with information such as time of year, the local labor situation and the availability of materials and supplies, enables the Company to determine the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the above factors, the Company typically completes construction of a phase within one of its California developments in approximately six to ten months for larger homes and four to five months for smaller homes and within its Nevada, Texas, Arizona and Colorado developments within three to four months.

     Clark Wilson was recently nominated for a Smithsonian Award for innovative and progressive use of technology in the construction industry.

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

     The Company makes extensive use of advertising and promotional resources, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its projects, and occasionally places radio and television advertisements. Because the Company usually offers multiple projects within a market area, it is able to utilize regional advertising that highlights all of the Company's projects within that same market area. Most advertising materials and brochures are designed through the Company's wholly-owned subsidiary, Creative Design & Media in California, Nevada, Arizona and Colorado and in-house in Texas.

     The Company has established a highly sophisticated website on the Internet. The website address is www.cph-inc.com. The Company utilizes the Internet through its website address to augment its advertising and promotional activities. To the Company's knowledge, it is one of only a few homebuilders with virtual reality houses on its website. In addition, Clark Wilson Homes recently won several awards in Texas for its website which can be found at www.clarkwilsonhomes.com.

     The Company provides flooring and other amenities and upgrades to its homebuyers in California through its wholly-owned subsidiary, Newport Design, and through its other design centers in Nevada and Texas.

OPERATING DATA

     The following table shows new home and lot deliveries, net new orders and average sales prices for each of the last three fiscal years for each of the Company's operations, including unconsolidated joint ventures:

                                                                    YEAR END
                                                  --------------------------------------------
                                                  FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,
                                                      1997            1998            1999
                                                  ------------    ------------    ------------
New homes delivered:
  California....................................         266             246             119
  Texas.........................................         346             343             438
  Nevada........................................         299             208             217
  Arizona.......................................         171              76              70
                                                    --------        --------        --------
     Subtotal...................................       1,082             873             844
  Unconsolidated Joint Ventures (California)....          31              36              88
                                                    --------        --------        --------
     Total homes delivered......................       1,113             909             932
                                                    --------        --------        --------
  Lots delivered................................          27              60              50
                                                    --------        --------        --------
     Total homes and lots delivered.............       1,140             969             982
                                                    ========        ========        ========
  Net new orders................................       1,039             919           1,053
                                                    ========        ========        ========
Average sales price for homes delivered:
  California (excluding joint ventures).........    $310,000        $370,000        $566,000
  California (including joint ventures).........     324,000         404,000         698,000
  Texas.........................................     163,000         157,000         164,000
  Nevada........................................     143,000         161,000         190,000
  Arizona.......................................     111,000         142,000         148,000
  Combined (excluding joint ventures)...........     188,000         217,000         224,000
  Combined (including joint ventures)...........     193,000         233,000         287,000

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

     The following table shows backlog in units and dollars at the end of each of the last three fiscal years for each of the Company's operations, including unconsolidated joint ventures:

                                                      ENDING BACKLOG
                               ------------------------------------------------------------
                               FEBRUARY 28, 1997     FEBRUARY 28, 1998    FEBRUARY 28, 1999
                               ------------------    -----------------    -----------------
                               UNITS     ($000S)     UNITS    ($000S)     UNITS    ($000S)
                               ------    --------    -----    --------    -----    --------
California...................    98      $51,900      122     $ 75,000      51     $ 45,700
Texas........................   159       24,400      200       30,700     252       47,600
Nevada.......................    78       12,600       41        7,100      57       12,200
Arizona......................    31        4,400       13        2,200     137       18,500
                                ---      -------      ---     --------     ---     --------
          Total..............   366      $93,300      376     $115,000     497     $124,000
                                ===      =======      ===     ========     ===     ========

     The following table shows net new orders (sales made less cancellations and credit rejections), homes closed and ending backlog relating to sales of the Company's homes and homes under contract or reservation for each quarter since the beginning of fiscal year 1998, including unconsolidated joint ventures. The Company's backlog at any given time is a good indicator of the number of units that will be closed in the four to six months following such date:

                                                                        ENDING BACKLOG
                                                  NET NEW    HOMES     -----------------
                                                  ORDERS     CLOSED    UNITS    ($000S)
                                                  -------    ------    -----    --------
Fiscal Year 1999
  1st Quarter...................................     196      152       420     $124,500
  2nd Quarter...................................     261      235       446      120,800
  3rd Quarter...................................     249      205       490      145,300
  4th Quarter...................................     347      340       497      124,000
                                                   -----      ---
          Total Fiscal Year 1999................   1,053      932
                                                   =====      ===
Fiscal Year 1998
  1st Quarter...................................     238      154       450     $113,500
  2nd Quarter...................................     228      199       479      133,700
  3rd Quarter...................................     201      229       451      139,200
  4th Quarter...................................     252      327       376      115,000
                                                   -----      ---
          Total Fiscal Year 1998................     919      909
                                                   =====      ===

MORTGAGE COMPANY

     The Company established mortgage operations in California through its wholly owned subsidiary Capital Pacific Mortgage, Inc. during fiscal year 1996. The Company offers mortgage broker services to certain of its homebuyers through Capital Pacific Mortgage, Inc. The Company also offers mortgage broker services to certain of its Texas homebuyers through its subsidiary, Fairway Financial Company (Fairway), established in fiscal year 1995.

HOMEOWNER WARRANTY

     The Company provides homeowners with a limited warranty on the terms of which the Company will correct for a limited period deficiencies listed in the homeowner warranty manual. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). The Company also provides certain Arizona, Nevada and Texas homebuyers with policies issued by third-parties that extend protection beyond the Company's warranty period. Statutory requirements in the states in which the Company does business may grant to homebuyers rights in addition to those provided by the Company.

COMPETITION

     The homebuilding industry is highly competitive. In each of the markets in which it operates, the Company competes in terms of location, design, quality and price with numerous other residential builders, including large national and regional firms, some of which have greater financial resources than the Company. As the Company enters and until it develops a reputation in a new market area, the Company can expect to face even more significant competitive pressures. In certain markets, the Company may from time to time engage in redesigns of product and/or make changes in existing model homes to make the Company's product more competitive. Such redesigns and/or changes may cause the Company to incur additional expenses and/or to write-off previous investments in such design or model homes.

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

     The Company must increasingly obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development, building moratoriums may be imposed. As a result, the Company devotes an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained. Such increasing regulation has resulted in a significant increase in time between the Company's initial acquisition of land and the commencement and completion of its developments, particularly in California. In addition, due to the Company's increasing participation in land development activities though certain of its joint ventures, the Company is subject to greater exposure to regulatory risks.

EMPLOYEES

     As of April 30, 1999, the Company employed 258 persons full-time, compared to 229 persons at April 30, 1998. Of these, 24 were in executive positions, 51 were engaged in sales activities, 80 in project management activities and 103 in administrative and clerical activities. In addition, one of the Company's unconsolidated joint ventures employs 95 employees in golf and food service operations. None of the Company's employees is represented by a union and the Company considers its employee relationships to be good.

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

ITEM 2. PROPERTIES

     The Company owns two office facilities and leases other facilities in California, Nevada, Texas, Arizona and Colorado. The Company owns its principal offices, which are located at 4100 MacArthur Blvd., Newport Beach, California, where the Company occupies approximately 20,400 out of a total 43,800 square feet of space available. The majority of the remaining office space is leased to third parties.

     The Company also owns a 19,800 square foot office building in Las Vegas, Nevada. Approximately 10,000 square feet are used as the principal offices of the Company in Nevada. The majority of the remaining office space is leased to third parties.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine claims and litigation arising in the ordinary course of its business, including a well publicized dispute in Orange County which was resolved during fiscal 1999. The legal responsibility and financial impact with respect to pending litigation cannot be presently ascertained.

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

                                                              HIGH      LOW
                                                              -----    -----
FISCAL 1999
  Fourth Quarter............................................  $3.38    $2.50
  Third Quarter.............................................   3.75     2.63
  Second Quarter............................................   5.00     2.50
  First Quarter.............................................   5.06     3.13
FISCAL 1998
  Fourth Quarter............................................  $4.00    $2.13
  Third Quarter.............................................   3.94     2.69
  Second Quarter............................................   3.81     2.63
  First Quarter.............................................   2.94     1.88

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

     On May 1, 1999, the Company had approximately 1,000 beneficial holders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial information of the Company is presented for the fiscal years ended February 28, 1999, February 28, 1998, February 28, 1997, February 29, 1996 and February 28. 1995. The selected financial information and other data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior years balances to conform to the current year presentation.

                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND
                                                                                 OPERATING DATA)
                                                                               LAST DAY OF FEBRUARY
                                                             --------------------------------------------------------
                                                               1995        1996        1997        1998        1999
                                                             --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Sales of homes and land....................................  $143,089    $168,679    $216,549    $191,098    $192,422
Cost of sales..............................................   105,430     133,706     164,814     148,702     156,493
Impairment loss on real estate assets......................        --          --          --       8,000          --
                                                             --------    --------    --------    --------    --------
Gross margin...............................................    37,659      34,973      51,735      34,396      35,929
Income from unconsolidated joint ventures..................        --       1,560         259         764       7,949
Selling, general and administrative expenses...............   (22,314)    (22,895)    (30,282)    (24,744)    (21,186)
Interest expense(1)........................................    (6,722)    (10,373)    (18,743)    (14,264)    (17,842)
                                                             --------    --------    --------    --------    --------
Income (loss) from operations..............................     8,623       3,265       2,969      (3,848)      4,850
Interest and other income, net.............................        --         920         900       1,391       1,381
Minority interest(2).......................................    (5,883)     (1,080)        192        (469)     (1,850)
Provision for litigation judgment..........................    (1,950)         --          --          --          --
                                                             --------    --------    --------    --------    --------
Income (loss) before income taxes and extraordinary
  items....................................................       790       3,105       4,061      (2,926)      4,381
Income tax expense (benefit)...............................       216         503         539        (735)      1,095
                                                             --------    --------    --------    --------    --------
Income (loss) before extraordinary items...................       574       2,602       3,522      (2,191)      3,286
Extraordinary gain for debt retired at less than face
  value, net of taxes......................................     3,075          --          --          --          --
                                                             --------    --------    --------    --------    --------
Net income (loss)..........................................  $  3,649    $  2,602    $  3,522    $ (2,191)   $  3,286
                                                             ========    ========    ========    ========    ========
Net income (loss) per common share:(3)
Before extraordinary items.................................  $    .04    $    .17    $    .23    $   (.15)   $    .23
Extraordinary items........................................       .20          --          --          --          --
                                                             --------    --------    --------    --------    --------
Net income (loss) per share -- basic and diluted...........  $    .24    $    .17    $    .23    $   (.15)   $    .23
                                                             ========    ========    ========    ========    ========
Weighted average shares -- basic...........................    14,995      14,995      14,995      14,795      14,237
                                                             ========    ========    ========    ========    ========
Weighted average shares -- diluted(7)......................    14,995      14,995      14,995      14,795      14,271
                                                             ========    ========    ========    ========    ========

                                                               1995        1996        1997        1998        1999
                                                             --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Real estate projects.......................................  $167,807    $227,194    $233,562    $192,347    $261,333
Total assets...............................................   215,175     266,508     271,918     251,655     324,763
Notes payable..............................................    29,391      63,929      73,474      36,714      91,489
Senior Unsecured Notes Payable.............................   100,000     100,000     100,000     100,000(4)  100,000(4)
Minority interest..........................................     3,524       2,894         360      30,061(4)   30,032(4)
Stockholders' equity.......................................    60,744      63,346      66,868      63,050(4)   65,354(4)
OPERATING DATA (IN UNITS):
Homes closed...............................................       824(5)    1,174       1,113         909         932
Homes contracted for.......................................       835(6)    1,182       1,039         919       1,053
Homes in backlog...........................................       432         440         366         376         497

---------------
(1) Represents interest costs initially capitalized which are recognized as homes and land are sold.

(2) Includes the minority interest share of earnings of CPH LLC since the financial restructuring in fiscal year 1998.

(3) Reflects per share amounts on both a basic and diluted basis. See Note 1 to the Consolidated Financial Statements.

(4) At February 28, 1999 and 1998, respectively, minority interest includes $29.9 million and $29.8 million of capital in CPH LLC attributable to CHF. At February 28, 1999 and 1998, respectively, CPH LLC had total capital accounts of $92.5 million and $91.4 million and was the sole obligor for the balance of the $100 million Senior Unsecured Notes Payable.

(5) Excludes homes closed by Clark Wilson for the six month period prior to the acquisition of Clark Wilson.

(6) Excludes 116 homes in Clark Wilson's backlog at August 31, 1994 (prior to the Clark Wilson acquisition).

(7) Reflects dilution due to outstanding warrants and stock options. See Note 1 to the Consolidated Financial Statements.

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

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED
                             ------------------------------------------------------------------------------------
                                 FEBRUARY 28, 1997            FEBRUARY 28, 1998            FEBRUARY 28, 1999
                             --------------------------   --------------------------   --------------------------
                                           PRO FORMA                    PRO FORMA                    PRO FORMA
                                          (INCLUDING                   (INCLUDING                   (INCLUDING
                              ACTUAL    JOINT VENTURES)    ACTUAL    JOINT VENTURES)    ACTUAL    JOINT VENTURES)
                             --------   ---------------   --------   ---------------   --------   ---------------
Sales of homes and land....  $216,549      $227,750       $191,098      $214,093       $192,422      $271,372
Cost of sales..............   164,814       175,105        156,702       174,431        156,493       217,059
                             --------      --------       --------      --------       --------      --------
  Gross margin.............  $ 51,735      $ 52,645       $ 34,396      $ 39,662       $ 35,929      $ 54,313
                             ========      ========       ========      ========       ========      ========

     As is noted in footnote 1 to the financial statements presented herein, the Company is reporting its results on a consolidated basis with the results of CPH LLC. References to the Company in this Item 7 are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by project-specific entities.

FISCAL 1999 (YEAR ENDED FEBRUARY 28, 1999) COMPARED TO FISCAL 1998 (YEAR ENDED FEBRUARY 28, 1998):

     The Company reported income from operations of $4.9 million in fiscal 1999, as compared to a net loss from operations of $3.8 million in fiscal 1998. The Company reported net income of $3.3 million, or $0.23 per share, in fiscal 1999, as compared to a net loss of $2.2 million, or $0.15 per share, in fiscal 1998. The results for fiscal 1998 included an $8 million non-cash charge primarily for the impairment of certain real estate projects.

     Sales of homes and land including unconsolidated joint ventures were $271.4 million for fiscal 1999 compared to $214.1 million for fiscal 1998. The increase was due to an increase in total home closings from 909 in fiscal 1998 to 932 in fiscal 1999, including 36 and 88 homes, respectively, closed in unconsolidated joint ventures, as well as an increase in average sales price from $233,000 in fiscal 1998 to $287,000 in fiscal 1999.

     The increase in closings and average sales price was due primarily to stronger demand in all of the Company's markets, and, to a lesser extent, due to a recovery from the negative effect of El Nino weather conditions on fiscal 1998 closings. The Company's actual gross margin improved from 18.0% in fiscal 1998 to 18.7% in fiscal 1999, and the pro forma gross margin improved from 18.5% in fiscal 1998 to 20.0% in fiscal 1999, due to a larger volume of closings in the higher margin joint ventures during fiscal 1999.

     Selling, general and administrative expense of $21.2 million for fiscal 1999 decreased $3.6 million or 14.4% as compared to fiscal 1998. As a percentage of revenue, selling, general and administrative expense decreased from 12.9% in fiscal 1998 to 11.0% in fiscal 1999.

     Income from unconsolidated joint ventures increased from $764,000 in fiscal 1998 to $7.9 million in fiscal 1999, due to higher unit closings and higher margins in the ongoing joint ventures, principally Grand Coto Estates, L.P. and M.P.E. Partners, L.P. (MPE).

     Interest and other income remained steady at $1.4 million between years and consists primarily of the results of operations of the Company's mortgage broker operations.

     Minority interest of $469,000 in fiscal 1998 and $1.9 million in fiscal 1999 primarily represents the share of CPH LLC's income attributable to CHF since October 1, 1997.

     Interest incurred was $22.3 million in fiscal 1999, as compared to $20.4 million in fiscal 1998, while interest expensed was $17.8 million in fiscal 1999 as compared to $14.3 million in fiscal 1998. Substantially all interest costs are initially capitalized and are recognized as homes and land are sold. As presented in the consolidated statements of operations, income from unconsolidated joint ventures for fiscal 1999 excludes the recognition of approximately $2.1 million in interest previously capitalized to the lots contributed to MPE. Such interest costs are included in interest expense.

     The Company recorded a provision for income taxes of $1.1 million in fiscal 1999, as compared to a benefit of $735,000 in fiscal 1998. The effective tax rate in both years was reduced from the statutory rate by the availability and use of net operating loss carryforwards.

FISCAL 1998 (YEAR ENDED FEBRUARY 28, 1998) COMPARED TO FISCAL 1997 (YEAR ENDED FEBRUARY 28, 1997):

     The Company reported a net loss of $2.2 million, or $0.15 per share, in fiscal 1998, due primarily to the $8 million non-cash charge discussed above as compared to net income of $3.5 million, or $0.23 per share, in fiscal 1997.

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

     The decrease in closings and the resultant decrease in sales were primarily due to the effect, prior to the restructuring discussed above, of constraints in both the bank lines and bond indenture which limited construction starts and sale releases in the past several quarters. In addition, the level of closings was negatively impacted by the unusually wet winter in California precipitated by the El Nino weather phenomenon. Due primarily to the non-cash charge of $8 million, the Company's actual gross margin on home and lot closings decreased to 18.0% for fiscal 1998 as compared to 23.9% for fiscal 1997. The Company's pro forma gross margin on home and lot closings decreased by a smaller percentage to 18.5% during fiscal 1998 as compared to 23.1% in fiscal 1997 due to the impact of a higher volume of closings in the higher margin joint ventures in fiscal 1998.

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

     Minority interest of $469,000 for fiscal 1998 primarily represents the share of CPH LLC's income attributable to CHF since October 1, 1997.

     Interest incurred was $20.4 million in fiscal 1998, as compared to $21.6 million in fiscal 1997, while interest expensed was $14.3 million during fiscal 1998, as compared to $18.7 million in fiscal 1997.

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

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of February 28, 1999, the Company has in place several credit facilities with contingent availabilities totaling $220 million (the "Facilities") with various bank lenders (the "Banks"), of which $90 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC, a consolidated joint venture. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 1999, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 28, 1999, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

     Homebuilding activity is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors, including CHF, the investor in CPH LLC. In addition, development work undertaken in certain of the Company's joint ventures is financed through various non-recourse lending arrangements. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

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

     The Indenture to which the Senior Notes are subject contains restrictions on CPH LLC on the incurring of indebtedness, which affect the availability of the Facilities based on various measures of the financial performance of CPH LLC. Subject to such restrictions, the Facilities are available to augment cash flow from operations and joint venture financing to fund the CPH LLC's operations.

     Management expects that cash flow generated from operations and from additional financing permitted by the terms of the Indenture will be sufficient to cover the debt service and to fund CPH LLC's current development and homebuilding activities for the reasonably foreseeable future, and expects that capital commitments from its joint venture partners and other bank facilities will provide sufficient financing for the operation of its joint ventures.

INTEREST RATES AND INFLATION

     The long-term impact of inflation on the Company is manifested in increased land prices, land development, construction and overhead costs balanced by increased sales prices.

     The Company generally contracts for land significantly before development and sales efforts begin and, accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes, land and other real estate properties may affect the Company's profits. Since the sales prices of homes are fixed at the time of sale and the Company generally sells its homes prior to commencement of construction, any inflation of construction costs in excess of those anticipated may result in lower gross margins. The Company generally attempts to minimize that effect by entering into fixed-price contracts with its subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

     Housing demand, in general, is adversely affected by increases in interest costs, as well as materials and other costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect the Company's interest costs. If the Company is unable to duplicate its past ability to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance a home purchase, the Company's homebuilding revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford a new home.

ASSET IMPAIRMENT CHARGES

     During fiscal 1998, in connection with the restructuring and recapitalization of the Company discussed above, management completed a process of reevaluating and revising the Company's business plan, including its plans for the development of its various projects. As a result of this analysis, it was determined that certain of the Company's projects would require an impairment charge when evaluated in accordance with SFAS No. 121. In addition, management determined that certain warranty-related reserves should be adjusted. Therefore, during the third quarter of fiscal 1998, the Company recorded a non-cash charge of $8 million.

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

     As part of a program of continuous technology updates, for the past several years, the Company has upgraded personal computers in its locations and this process will continue. As this occurs during 1999, personal computers at each company location will be tested for Y2K compliance. These personal computer upgrades are considered to be ongoing and are not considered to be specifically Y2K related. The Company expects to incur some costs to replace or repair such equipment, but has not presently determined the amount of these costs, which are not expected to be material.

     The Company also is investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company's own vendor compliance program. For example, the Company has determined that its voicemail and security systems at its Newport Beach headquarters are not Y2K compliant, and upgrades to both systems were required. The Company's goal is to complete this investigation and any corrective efforts by June 30, 1999. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K noncompliance risks arising from such entities is not expected to have any material effect on the Company. The Company does not believe that it is reasonably likely that Y2K non-compliance will result in disruptions to its business that will have a material adverse effect on the Company.

     To date, the Company has incurred approximately $900,000 in connection with Y2K readiness, including hardware, software, consulting fees, and other expenses. The Company expects to incur additional expenditures of less than $100,000 in fiscal 2000 in the course of becoming Y2K compliant. These consist primarily of costs of hardware and software which would otherwise be incurred by the Company in the normal course of its business. The additional costs incurred by the Company may vary from these estimates but are not expected to be material.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Under the provisions of SFAS 133, companies are required to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company is required to adopt SFAS 133 effective March 1, 2001. Currently, the Company does not have any instruments that would qualify as derivatives under SFAS 133. Accordingly, the Company does not believe SFAS 133 would have a material impact on the Company's financial position, results of operations, or liquidity at the current time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of February 28, 1999. Many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

     The Company utilizes debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund these expenditures. In addition, the Company has previously issued $100 million in fixed rate debt to provide longer-term financing.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. Holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $800,000.

     The table below details the principal amount and the average interest rates for debt for each category based upon the expected maturity dates. The carrying value of the Company's variable rate debt approximates fair value due to the frequency of repricing of this debt. The Company's fixed rate debt consists of the senior notes payable. Senior notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of February 28, 1999.

                                         EXPECTED MATURITY DATE
                           ---------------------------------------------------
                                        FEBRUARY 28,
                           --------------------------------------                            FAIR
                            2000      2001      2002       2003     THEREAFTER    TOTAL      VALUE
                           -------   -------   -------   --------   ----------   --------   -------
                                                    (DOLLARS IN THOUSANDS)
LIABILITIES:
Fixed rate debt..........  $    --   $    --   $    --   $100,000    $    --     $100,000   $90,000
  Average interest
     rate................       --        --        --      12.75%        --        12.75%       --
Variable rate debt.......  $23,619   $23,901   $43,969   $     --    $    --     $ 91,489   $91,489
  Average interest
     rate................     8.34%     8.25%     9.11%        --         --         8.69%

     The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAPITAL PACIFIC HOLDINGS, INC.

                                                              PAGE
                                                              ----
Reports of Independent Public Accountants...................   20
Consolidated Balance Sheets as of February 28, 1998 and
  1999......................................................   23
Consolidated Statements of Operations for the years ended
  February 28, 1997, 1998 and 1999..........................   24
Consolidated Statements of Stockholders' Equity for the
  years ended February 28, 1997, 1998 and 1999..............   25
Consolidated Statements of Cash Flows for the years ended
  February 28, 1997, 1998 and 1999..........................   26
Notes to Consolidated Financial Statements..................   27

GRAND COTO ESTATES, L.P.

Report of Independent Auditors..............................   41
Balance Sheets as of December 31, 1998 and 1997.............   42
Statements of Operations for the years ended December 31,
  1998 and 1997.............................................   43
Statements of Partners' Capital for the years ended December
  31, 1998 and 1997.........................................   44
Statements of Cash Flows for the years ended December 31,
  1998 and 1997.............................................   45
Notes to Financial Statements...............................   46

M.P.E. PARTNERS, L.P.

Reports of Independent Auditors.............................   49
Balance Sheets as of December 31, 1998 and 1997.............   50
Statements of Operations for the year ended December 31,
  1998 and for the period March 14, 1997 (Inception) through
  December 31, 1997.........................................   51
Statements of Partners' Capital for the year ended December
  31, 1998 and for the period March 14, 1997 (Inception)
  through December 31, 1997.................................   52
Statements of Cash Flows for the year ended December 31,
  1998 and for the period March 14, 1997 (Inception) through
  December 31, 1997.........................................   53
Notes to Financial Statements...............................   54

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Capital Pacific Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Capital Pacific Holdings, Inc. (a Delaware corporation) and subsidiaries as of February 28, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Joint Ventures (Notes 1 and 4), the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these Joint Ventures represent 1.2 and 1.7 percent of the Company's total assets at February 28, 1998 and 1999, respectively, and the equity in the net income (loss) of these Joint Ventures was $(323,000), $834,000 and $5,819,000 for the years ended February 28, 1997,
1998 and 1999, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Pacific Holdings, Inc. and subsidiaries as of February 28, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
May 25, 1999

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

                                          ERNST & YOUNG LLP

February 28, 1997

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              FEBRUARY 28,    FEBRUARY 28,
                                                                  1998            1999
                                                              ------------    ------------
Cash and cash equivalents...................................   $   4,328       $   5,782
Restricted cash.............................................       1,361           1,029
Accounts and notes receivable...............................      26,191          12,533
Real estate projects........................................     192,347         261,333
Property, plant and equipment...............................       7,857           9,014
Investment in and advances to unconsolidated joint
  ventures..................................................       6,762          23,301
Prepaid expenses and other assets...........................      12,809          11,771
                                                               ---------       ---------
          Total assets......................................   $ 251,655       $ 324,763
                                                               =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................   $  21,830       $  37,888
Notes payable...............................................      36,714          91,489
Senior unsecured notes payable..............................     100,000         100,000
                                                               ---------       ---------
          Total liabilities.................................     158,544         229,377
                                                               ---------       ---------
Minority interest...........................................      30,061          30,032
                                                               ---------       ---------
Stockholders' equity:
  Common stock, par value $.10 per share; 30,000,000 shares
     authorized; 14,305,511 and 14,027,911 shares issued and
     outstanding, respectively..............................       1,500           1,500
  Additional paid-in capital................................     211,888         211,888
  Accumulated deficit.......................................    (148,711)       (145,425)
  Treasury stock............................................      (1,627)         (2,609)
                                                               ---------       ---------
          Total stockholders' equity........................      63,050          65,354
                                                               ---------       ---------
          Total liabilities and stockholders' equity........   $ 251,655       $ 324,763
                                                               =========       =========

                See accompanying notes to financial statements.
\

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      FOR THE YEARS ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,
                                                              1997            1998            1999
                                                          ------------    ------------    ------------
Sales of homes and land.................................    $216,549        $191,098        $192,422
Cost of sales...........................................     164,814         148,702         156,493
Impairment loss on real estate assets...................          --           8,000              --
                                                            --------        --------        --------
  Gross margin..........................................      51,735          34,396          35,929
Income from unconsolidated joint ventures...............         259             764           7,949
Selling, general and administrative expenses............     (30,282)        (24,744)        (21,186)
Interest expense........................................     (18,743)        (14,264)        (17,842)
                                                            --------        --------        --------
  Income (loss) from operations.........................       2,969          (3,848)          4,850
Interest and other income, net..........................         900           1,391           1,381
Minority interest.......................................         192            (469)         (1,850)
                                                            --------        --------        --------
  Income (loss) before income taxes.....................       4,061          (2,926)          4,381
Provision (benefit) for income taxes....................         539            (735)          1,095
                                                            --------        --------        --------
  Net income (loss).....................................    $  3,522        $ (2,191)       $  3,286
                                                            ========        ========        ========
  Net income (loss) per common share -- basic and
     diluted............................................    $   0.23        $  (0.15)       $   0.23
                                                            ========        ========        ========
  Weighted average number of common shares -- basic.....      14,995          14,795          14,237
                                                            ========        ========        ========
  Weighted average number of common shares -- diluted...      14,995          14,795          14,271
                                                            ========        ========        ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED FEBRUARY 28, 1999
                         (IN THOUSANDS, EXCEPT SHARES)

                                         COMMON STOCK       ADDITIONAL
                                      -------------------    PAID-IN     ACCUMULATED   TREASURY
                                        SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK      TOTAL
                                      ----------   ------   ----------   -----------   --------   -------
BALANCE, February 29, 1996..........  14,995,000   $1,500    $211,888     $(150,042)   $    --    $63,346
  Net income........................          --       --          --         3,522         --      3,522
                                      ----------   ------    --------     ---------    -------    -------
BALANCE, February 28, 1997..........  14,995,000    1,500     211,888      (146,520)        --     66,868
  Repurchase of common stock........    (689,489)      --          --            --     (1,627)    (1,627)
  Net loss..........................          --       --          --        (2,191)        --     (2,191)
                                      ----------   ------    --------     ---------    -------    -------
BALANCE, February 28, 1998..........  14,305,511    1,500     211,888      (148,711)    (1,627)    63,050
  Repurchase of common stock........    (277,600)      --          --            --       (982)      (982)
  Net income........................          --       --          --         3,286         --      3,286
                                      ----------   ------    --------     ---------    -------    -------
BALANCE, February 28, 1999..........  14,027,911   $1,500    $211,888     $(145,425)   $(2,609)   $65,354
                                      ==========   ======    ========     =========    =======    =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE YEARS ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,
                                                              1997            1998            1999
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss).....................................   $   3,522       $  (2,191)      $   3,286
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities
       --
     Depreciation and amortization......................       1,876           1,685           1,768
     Changes in Assets and Liabilities:
       (Increase) decrease in accounts and notes
          receivable....................................        (380)        (21,390)         13,658
       (Increase) decrease in real estate projects......      (6,368)         41,215         (68,986)
       (Increase) decrease in prepaid expenses and other
          assets........................................      (1,131)         (1,383)            610
       Increase (decrease) in accounts payable and
          accrued liabilities...........................      (5,123)         (9,386)         16,058
     Equity in earnings of unconsolidated joint
       ventures, including interest expense.............        (259)           (764)         (5,822)
     Minority interest..................................        (192)            469           1,850
                                                           ---------       ---------       ---------
          Net cash provided by (used in) operating
            activities..................................      (8,055)          8,255         (37,578)
                                                           ---------       ---------       ---------
INVESTING ACTIVITIES:
  Purchases of property and equipment...................      (2,937)         (1,796)         (2,164)
  Decrease (increase) in investments in and advances to
     unconsolidated joint ventures......................       1,373          (4,410)        (10,718)
                                                           ---------       ---------       ---------
          Net cash provided by (used in) investing
            activities..................................      (1,564)         (6,206)        (12,882)
                                                           ---------       ---------       ---------
FINANCING ACTIVITIES:
  Proceeds from notes payable...........................     143,596         129,169         208,383
  Principal payments of notes payable...................    (134,051)       (165,929)       (153,608)
  Capital contributions (distributions) to minority
     interest, net......................................      (2,342)         29,232          (1,879)
  Repurchase of common stock............................          --          (1,627)           (982)
                                                           ---------       ---------       ---------
          Net cash provided by (used in) financing
            activities..................................       7,203          (9,155)         51,914
                                                           ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....      (2,416)         (7,106)          1,454
CASH AND CASH EQUIVALENTS, beginning of period..........      13,850          11,434           4,328
                                                           ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period................   $  11,434       $   4,328       $   5,782
                                                           =========       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH ACTIVITIES:
  Cash paid during the year for interest, all
     capitalized to real estate projects................   $  22,640       $  19,800       $  22,289
  Cash paid during the year for income taxes............         540              --              --

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. COMPANY ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Company Organization and Operations

     Capital Pacific Holdings, Inc., together with its subsidiaries, (the "Company") conducts business under various names, including the name Capital Pacific Homes in Nevada, Arizona and Colorado and Clark Wilson Homes in Texas.

     Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to a newly formed limited liability company known as Capital Pacific Holdings, LLC ("CPH LLC") substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of CPH LLC the sum of $30 million in cash and acquired a 32.07% interest in CPH LLC. The Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project-specific entities. At February 28, 1999, CPH LLC had $275 million in assets and a net worth of $92 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $299 million and a combined net worth of $250 million at February 28, 1999. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform its management functions for CPH LLC pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC. In addition, the Company is a managing member of certain project-specific entities.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by project-specific entities.

     The Company is a regional builder with operations throughout selected metropolitan areas of Southern California, Nevada, Texas and Arizona. The Company has recently purchased land and begun development in Colorado. Approximately 54, 15, 27 and 4 percent of the Company's total revenues (including the unconsolidated joint ventures) were in California, Nevada, Texas and Arizona, respectively, for the year ended February 28, 1999.

     The Company has recently expanded its operating strategy to encompass the development of unentitled land and commercial and mixed-use projects, as well as ownership of existing commercial properties through various joint ventures.

     The Company's business, and the markets which it serves in California, Nevada, Texas, Arizona and Colorado are affected by local, national and world economic conditions and events, in particular by the level of mortgage interest rates, consumer confidence and real estate prices. The Company cannot predict whether mortgage interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, in particular mortgage interest rates, the Company's operating results could be adversely impacted.

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES revenues and expenses during the reported period. Significant estimates include projected revenues and costs of projects, which impact the allocation of costs to homes sold. Actual results could differ from estimated amounts.

  Principles of Consolidation and Minority Interest in Joint Ventures

     The consolidated financial statements for fiscal 1999 and 1998 include the accounts of the Company and wholly owned subsidiaries, as well as the accounts of CPH LLC, including the capital accounts of CPH LLC totaling $92 million at February 28, 1999, $30 million of which is required to be presented as minority interest in the accompanying consolidated balance sheets. The consolidated financial statements for prior periods include only the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures. All other investments (See Note 4) are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

  Long-Lived Assets

     Effective February 29, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identified intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the estimated future cash flows (undiscounted and without interest charges). SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The effect of adoption was not material to the Company's financial statements.

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to thirty years using the straight-line method. Total property and equipment was $7,857,000 and $9,014,000 (net of accumulated depreciation of $4,757,000 and $4,923,000, respectively) as of February 28, 1998 and February 28, 1999, respectively.

  Real Estate Projects

     All direct and indirect land costs, offsite and onsite improvements and applicable interest and carrying charges are capitalized to real estate projects under development. Capitalized costs are expensed as real estate is sold; direct marketing costs are expensed in the period incurred. Land and land development costs are accumulated by project and are allocated to individual phases using the relative sales value method.

     Prior to February 29, 1996, each real estate project was carried at the lower of its cost or its estimated net realizable value. SFAS No. 121 changed the method of valuing long-lived assets, including real estate projects, whereby long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying SFAS 121, real estate under development is considered to be held for use whereas finished units are considered assets to be disposed of. In evaluating long-lived assets held for use, a review for impairment loss is triggered if the sum of the expected future cash flows (undiscounted and without interest charge) is less than the carrying amount of the asset. Various assumptions and estimates are used to determine fair value in determining the amount of any impairment loss including, among others, estimated costs of construction, development and direct marketing, sales absorption rates, anticipated sales prices and carrying costs. The calculation of the impairment loss is based on estimated future cash flows which are calculated to include an

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES appropriate return and interest. The estimates used to determine the impairment adjustment can change in the near term as the economy in the Company's key areas changes.

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

     Operating results during fiscal 1997 were adversely affected by asset impairment charges totaling $2.3 million related to the write-off of operational start up costs for the Company's operations in Arizona, the write-off of certain redesign and materials costs previously capitalized to certain low margin projects in Nevada and the write-off of certain other costs.

  Revenue Recognition

     The Company's accounting policies follow the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," which specify minimum down payment requirements, financing terms and certain other requirements for sales of real estate.

     Income from sales is recognized when title has passed, the buyer has met minimum down payment requirements and the terms of any notes received by the Company satisfy continuing investment requirements. At the time of sale, accumulated costs are relieved from real estate projects and charged to cost of sales on a relative sales value basis.

  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, which requires the liability method of accounting for income taxes.

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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

  Net Income Per Common Share

     Effective February 28, 1998, the Company adopted SFAS No. 128. This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The table below reconciles the components of the basic net income (loss) per share calculation to diluted net income (loss) per share (in thousands, except per share data):

                                                                             YEAR ENDED FEBRUARY 28,
                                                  -----------------------------------------------------------------------------
                                                           1997                       1998                       1999
                                                  -----------------------   -------------------------   -----------------------
                                                  INCOME   SHARES    EPS    INCOME    SHARES    EPS     INCOME   SHARES    EPS
                                                  ------   ------   -----   -------   ------   ------   ------   ------   -----
Basic Net Income (loss) Per Share:
  Income (loss) available to common
    stockholders................................  $3,522   14,995   $0.23   $(2,191)  14,795   $(0.15)  $3,286   14,237   $0.23
Effect of Dilutive Securities:
  Warrants......................................      --       --      --        --       --       --       --       32      --
  Stock options.................................      --       --      --        --       --       --       --        2      --
                                                  ------   ------   -----   -------   ------   ------   ------   ------   -----
Diluted Net Income (Loss) Per Share:............  $3,522   14,995   $0.23   $(2,191)  14,795   $(0.15)  $3,286   14,271   $0.23
                                                  ======   ======   =====   =======   ======   ======   ======   ======   =====

  Comprehensive Income

     During the year ended February 28, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For each of the three years ended February 28, 1999 comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

  Segment Reporting

     Effective February 28, 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Under the provisions of SFAS No. 131, the Company's operations are conducted primarily under one segment, homebuilding, at this time.

  Reclassifications

     Certain reclassifications have been made to certain prior year balances in order to conform with the current year presentation.

2. RESTRICTED CASH

     The Company has restricted cash totaling $1,361,000 and $1,029,000 as of February 28, 1998 and February 28, 1999, respectively. Included in these amounts for fiscal 1998 and 1999 is $972,000 and $416,000, respectively, which was held as collateral for the Company's bonding obligations which it incurs on behalf of CPH LLC and certain joint ventures. The balance of restricted cash consists of deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

3. REAL ESTATE PROJECTS

     Real estate projects consist of the following at February 28, 1998 and February 28, 1999 (in thousands):

                                                                1998        1999
                                                              --------    --------
Land and improvements under construction....................  $168,216    $232,340
Completed residential homes.................................    10,249      11,935
Completed model homes.......................................    13,882      17,058
                                                              --------    --------
                                                              $192,347    $261,333
                                                              ========    ========

     Total interest costs incurred during the years ended February 28, 1997, February 28, 1998 and February 28, 1999 were $21,647,000, $20,411,000 and
$22,346,000, respectively, all of which was initially capitalized.

4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner and has a 50 percent or less ownership in 14 unconsolidated entities at February 28, 1999. The Company's net investments in and advances to unconsolidated entities are as follows at February 28, 1998 and February 28, 1999 (in thousands):

                                                               1998      1999
                                                              ------    -------
Bay Hill Escrow.............................................  $   20    $    --
JMP Canyon Estates, L.P.....................................     500        207
JMP Harbor View, L.P........................................     628        677
Grand Coto Estates, L.P.....................................     982      3,753
M.P.E. Partners, L.P........................................   3,500      2,370
RPV Associates, LLC.........................................   1,125      1,644
CPH Dana Point, LLC.........................................       7        793
CPH Monarch Beach, LLC......................................      --      1,205
CPH Resorts I, LLC..........................................      --      4,268
CPH Vista Palisades, LLC....................................      --        637
Atlanta Huntington Beach, LLC...............................      --      5,195
CPH Dos Pueblos, LLC........................................      --      2,086
CPH Airport Office Building, LLC............................      --         55
CPH Redhill Office Building, LLC............................      --        411
                                                              ------    -------
                                                              $6,762    $23,301
                                                              ======    =======

     The Company's ownership interests in the above entities vary. Generally, the Company receives between 44 and 70 percent of earnings although a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to terms in each venture's agreement. The Company's carrying amount in each of the entities equals the underlying equity, and there are generally no significant amounts of undistributed earnings that were not collected after year end. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The Company uses the equity method of accounting for its investments in these unconsolidated 50 or less percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company.

     Following is summarized, combined financial information for the unconsolidated entities at February 28, 1998 and February 28, 1999 (in thousands):

                                     ASSETS

                                                               1998        1999
                                                              -------    --------
Cash........................................................  $   452    $  4,373
Real estate projects........................................   64,865     215,620
Commercial buildings........................................       --      21,094
Other assets................................................    2,113      57,998
                                                              -------    --------
                                                              $67,430    $299,085
                                                              =======    ========

                             LIABILITIES AND EQUITY

                                                               1998        1999
                                                              -------    --------
Accounts payable and other liabilities......................  $ 8,974    $ 37,113
Notes payable...............................................       --      12,100
                                                              -------    --------
                                                                8,974      49,213
                                                              -------    --------
Equity
  The Company...............................................    3,213      10,680
  Others....................................................   55,243     239,192
                                                              -------    --------
                                                               58,456     249,872
                                                              -------    --------
                                                              $67,430    $299,085
                                                              =======    ========

                                INCOME STATEMENT

                                                         1997       1998       1999
                                                        -------    -------    -------
Sales of homes and land...............................  $11,201    $23,667    $78,950
Interest and other income, net........................      425        351      7,151
                                                        -------    -------    -------
                                                         11,626     24,018     86,101
Costs and expenses....................................   10,627     20,293     72,416
                                                        -------    -------    -------
Net income............................................  $   999    $ 3,725    $13,685
                                                        =======    =======    =======

     The fiscal years of Grand Coto Estates, L.P. (Grand Coto) and M.P.E. Partners, L.P. (MPE) end on December 31, pursuant to which the last year audited by other auditors was the year ended December 31, 1998. The following separately summarizes the activity of these investees, which are included in the summarized, combined financial information above, for the Company's fiscal year ended February 28, 1999 (amounts in thousands):

                                              MPE                                 GRAND COTO
                             -------------------------------------   -------------------------------------
                              MARCH 1 -     JANUARY 1 -               MARCH 1 -     JANUARY 1 -
                             DECEMBER 31,   FEBRUARY 28,             DECEMBER 31,   FEBRUARY 28,
                                 1998           1999        TOTAL        1998           1999        TOTAL
                             ------------   ------------   -------   ------------   ------------   -------
Revenues...................    $27,883        $12,248      $40,131     $11,307        $27,512      $38,819
Expenses...................     24,280         11,017       35,297       8,777         21,785       30,562
                               -------        -------      -------     -------        -------      -------
Net income.................    $ 3,603        $ 1,231      $ 4,834     $ 2,530        $ 5,727      $ 8,257
                               =======        =======      =======     =======        =======      =======

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The condensed balance sheets for these joint ventures as of February 28, 1999, are as follows (amounts in thousands):

                                                                          GRAND
                                                                MPE       COTO
                                                              -------    -------
                           ASSETS

Cash........................................................  $   538    $   477
Real estate projects........................................    6,940      1,291
Other assets................................................    5,148      1,013
                                                              -------    -------
                                                              $12,626    $ 2,781
                                                              =======    =======
                   LIABILITIES AND EQUITY
Accounts payable and other liabilities......................  $ 1,933    $ 2,472
                                                              -------    -------
Equity
  The Company...............................................    1,675      3,554
  Others....................................................    9,018     (3,245)
                                                              -------    -------
                                                               10,693        309
                                                              -------    -------
                                                              $12,626    $ 2,781
                                                              =======    =======

     As presented in the consolidated statements of operations, income from unconsolidated joint ventures for fiscal 1999 excludes the recognition of approximately $2.1 million in interest previously capitalized to the lots contributed to MPE. Such interest costs are included in interest expense.

 5. NOTES PAYABLE

     Notes payable consist of the following at February 28, 1998 and February 28, 1999 (in thousands):

                                                               1998       1999
                                                              -------    -------
Notes payable to banks, including interest varying from
  prime to prime plus two percent maturing between July 31,
  1999 and July 31, 2001 secured by certain real estate
  projects on a non-recourse basis..........................  $24,709    $72,602
Notes payable to bank, including interest at prime with the
  term of the commitment reducing commencing December 1,
  1999 secured by certain real estate projects on a recourse
  basis.....................................................   11,736     17,386
Other.......................................................      269      1,501
                                                              -------    -------
                                                              $36,714    $91,489
                                                              =======    =======

     At February 28, 1998 and February 28, 1999, the aggregate carrying value of assets collateralizing the above notes was $148,520,000 and $215,275,000, respectively.

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of February 28, 1999, CPH LLC has in place several credit facilities with contingent availabilities totaling $220 million (the "Facilities") with various bank lenders (the "Banks"), of which $90 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC, a consolidated joint venture. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 1999, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 28, 1999, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     Homebuilding activity is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors, including CHF, the investor in CPH LLC. In addition, development work undertaken in certain of the Company's joint ventures is financed through various non-recourse lending arrangements. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

     During the years ended February 28, 1997, February 28, 1998 and February 28, 1999, the highest month-end balance on notes payable was $83,152,000, $73,305,000 and $101,943,000, respectively, and the weighted average outstanding balance was $78,041,000, $54,310,000 and $70,073,000, respectively. The weighted average interest rates on notes payable during the years ended February 28, 1997, February 28, 1998 and February 28, 1999, were 9.3 percent, 8.9 percent and
8.7 percent, respectively. The weighted average interest rates on notes payable at February 28, 1997, February 28, 1998 and February 28, 1999, were 9.4 percent,
8.9 percent and 8.6 percent, respectively.

     The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

                                                      AS OF
                                                   FEBRUARY 28,
                                                       1999
                                                   ------------
Fiscal years ending:
  2000...........................................    $ 23,619
  2001...........................................      23,901
  2002...........................................      43,969
                                                     --------
          TOTAL..................................    $ 91,489
                                                     ========

 6. SENIOR UNSECURED NOTES PAYABLE; WARRANTS

     In May, 1994, the Company issued $100 million principal amount of its 12 3/4 percent Senior Notes due May 1, 2002 (the "Notes"). In connection with the issuance of the Notes, the Company issued 790,000 warrants to purchase the Company's common stock at a price of $3.30 per share, all of which are fully exercisable until 2002. Interest is due and payable on May 1 and November 1 of each year. Effective May 1, 1999, the Notes became redeemable at the option of CPH LLC at 106.375% of their principal amount, declining ratably on an annual basis to par on and after May 1, 2001, plus accrued interest.

     The obligations associated with the Notes have been transferred to CPH LLC. CPH LLC will be obligated to make an offer to purchase 10% of the outstanding principal balance of the Notes at a purchase price equal to 100% of the principal amount, plus accrued interest, in the event there are two consecutive fiscal quarters that the CPH LLC's Consolidated Tangible Net Worth (as defined) is less than $37 million. The Notes also contain certain restrictive covenants, which, among other things, limit the incurrence of additional indebtedness, the payment of dividends, the ability to create liens, make restricted payments (as defined) and the ability to enter into certain transactions with affiliates. As of February 28, 1999 CPH LLC was in compliance with these covenants and was not required to make any such offer.

     At February 28, 1999, unamortized bond issuance cost was $2.7 million, net of accumulated amortization of $3.1 million, which is being amortized over the term of the Notes utilizing the effective interest rate method. Unamortized bond issuance cost is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

 7. INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended February 28, 1997, February 28, 1998 and February 28, 1999 (in thousands):

                                                            1997     1998       1999
                                                            ----    -------    ------
Current
  Federal.................................................  $351    $   150    $   75
  State...................................................   188        215       220
                                                            ----    -------    ------
                                                             539        365       295
                                                            ----    -------    ------
Deferred..................................................    --     (1,100)      800
                                                            ----    -------    ------
Provision (benefit) for income taxes......................  $539    $  (735)   $1,095
                                                            ====    =======    ======

     The deferred income tax benefit (provision) at February 28, 1997, February 28, 1998 and February 28, 1999 results from the following temporary differences between financial and tax reporting (in thousands):

                                                         1997       1998       1999
                                                        -------    -------    -------
Accrued expenses......................................  $   (79)   $   104    $  (524)
Construction period expenses..........................   (1,482)       923        (46)
Depreciation..........................................      (99)       (53)        30
Built-in losses.......................................       --     (2,542)    (1,213)
Net operating loss carryforward.......................      190        257       (664)
Decrease in valuation allowance.......................    1,470      2,411      1,617
                                                        -------    -------    -------
                                                        $    --    $ 1,100    $  (800)
                                                        =======    =======    =======

     The components of the Company's deferred income tax asset (liability) as of February 28, 1998 and February 28, 1999 are as follows:

                                                               1998       1999
                                                              -------    -------
Accrued expenses............................................  $   595    $    71
Construction period expenses................................    1,772      1,726
Depreciation................................................     (110)       (80)
Built-in losses.............................................    4,139      2,926
Net operating loss carryforward.............................      988        324
Valuation allowance.........................................   (6,284)    (4,667)
                                                              -------    -------
                                                              $ 1,100    $   300
                                                              =======    =======

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The deferred income tax asset is included in prepaid expenses and other assets in the accompanying balance sheets.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     A reconciliation of the income tax provision (benefit) computed at the federal statutory rate and the income tax benefit for financial reporting purposes for the years ended February 28, 1997, February 28, 1998 and February 28, 1999, are as follows:

                                                              1997    1998    1999
                                                              ----    ----    ----
Income taxes at statutory rate..............................   34%     34%     34%
State income taxes, net of federal tax benefit..............    3       3       3
Alternative minimum tax.....................................   --      (5)      2
Franchise tax liability.....................................   --      (7)      2
Utilization of net operating loss carryforward..............  (24)     --     (16)
                                                              ---      --     ---
                                                               13%     25%     25%
                                                              ===      ==     ===

 8. REPURCHASE OF COMMON STOCK

     During the third quarter of fiscal 1998, the CPH LLC repurchased 1,015,000 shares of the Company's common stock which were issued to Roger Nix, the previous owner of Durable Homes, Inc. ("Durable"), a wholly owned subsidiary of the Company operating in Nevada, in connection with the Company's acquisition of Durable in 1993, and distributed such shares to the Company and CHF in proportion to their respective ownership percentages in the CPH LLC. Accordingly, 689,489 shares were distributed to the Company and are being held as treasury stock. As a result, the number of outstanding shares of the Company was reduced from 14,995,000 to 14,305,511. The foregoing distribution is subject to adjustment based on contractual arrangements between the Company and CHF.

     In addition, in fiscal 1998, the Company announced a stock repurchase program whereby up to 500,000 additional shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of February 28, 1999, 277,600 shares had been repurchased and held by CPH LLC under this program.

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

     Options are typically granted to purchase shares at prices equal to the fair market value of the shares at the date of grant. The options are typically intended to vest over a one to five year period and are generally intended to be exercisable at various dates over one to 10 year periods. When the options are exercised, the proceeds will be credited to equity along with the related income tax benefits, if any.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The following is a summary of the transactions relating to the Company's stock option plan for the year ended February 28, 1999:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                            OPTIONS          PRICE
                                                           ---------    ----------------
Options outstanding, beginning of year...................         --         $  --
Granted..................................................    256,000          2.75
Exercised................................................         --            --
Canceled.................................................         --            --
                                                           ---------         -----
Options outstanding, end of year.........................    256,000         $2.75
                                                           =========         =====
Options exercisable at end of year.......................         --
                                                           =========
Options available for future grant.......................  1,244,000
                                                           =========

     The following information is provided pursuant to the requirements of SFAS No. 123. The fair value of each option granted during the year ended February 28, 1999 is estimated using the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:


Dividend yield..............................................       0%
Expected volatility.........................................    35.5%
Risk-free interest rate.....................................    4.67%
Expected life...............................................  5 years

     The 256,000 options outstanding as of February 28, 1999 all have exercise prices of $2.75 and a remaining contractual life of 9.95 years. As of February 28, 1999, none of these options are exercisable. The per share fair value of all options granted during fiscal 1999 was $1.07.

     During the year ended February 28, 1999, no compensation expense was recognized related to the stock options granted, however, had compensation expense been determined consistent with SFAS No. 123 for the Company's stock option grants for its stock-based compensation plan, the Company's net income and diluted net income per share for the year ended February 28, 1999 would approximate the pro forma amounts below (Dollars in thousands, except per share amounts):

                                                              AS REPORTED   PRO FORMA
                                                              -----------   ---------
Net income..................................................    $3,286       $3,281
Diluted net income per common share.........................    $ 0.23       $ 0.23

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

10. RELATED PARTY TRANSACTIONS

     Commitment fees totaling $534,000 were paid to joint venture partners and capitalized to the real estate being developed during fiscal 1998. These capitalized fees are included in cost of sales as the units are sold.

     In fiscal 1997, the Company contributed cash of $761,000 to an unconsolidated joint venture with CalPERS. In fiscal 1998, the Company contributed an aggregate of $2,925,000, including $215,000 of cash, to unconsolidated joint ventures. In fiscal 1999, the Company contributed cash totaling $3,176,000 to unconsolidated joint ventures.

     The Company has made reimbursable advances to unconsolidated joint ventures for construction and other expenditures. The balance of advances at February 28, 1998 and 1999 was $3,552,000 and $14,450,000,

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES respectively. These amounts are included in investment in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

     During fiscal 1997, 1998 and 1999, the Company recognized $555,000, $3,135,000 and $10,452,000 in construction overhead reimbursements from joint ventures. Amounts are received pursuant to terms of the joint venture agreements, which generally specify a fixed payment per month over the anticipated period of development. Such amounts are included in selling, general and administrative expenses in the accompanying statements of operations.

     The Company entered into a cost sharing arrangement whereby the Company is reimbursed by MPE for certain costs related to advertising and the operation and maintenance of the models and sales office. Total shared costs charged to MPE during the years ended February 28, 1998 and February 28, 1999 were $639,000 and $1,354,000, respectively.

     During fiscal 1999, the Company acquired four parcels of land for total consideration of approximately $3,283,000 from a partnership in which an officer of one of the Company's subsidiaries holds an ownership interest. The terms of this transaction had been agreed upon prior to the time that this officer became an employee of the Company.

     Included in accounts receivable at February 28, 1998 and February 28, 1999 is $1,308,000 and $1,353,000, respectively, of amounts owed from the Company's various unconsolidated joint ventures to the Company's wholly-owned subsidiary, Newport Design Center, Inc. for goods and services rendered.

     During fiscal 1999, approximately $207,000 was paid to a company owned by a relative of the Chairman of the Board for services rendered in connection with website design and maintenance and the development of virtual reality home tour models. In addition, this company paid approximately $15,000 in rent for office space leased from the Company during fiscal 1999.

     An officer of the Company purchased a home from one of the Company's joint ventures in fiscal 1999 for $780,000.

11. COMMITMENTS AND CONTINGENCIES

  General

     Approximately $28,447,000 and $31,228,000 of performance bonds which have been issued on behalf of both CPH LLC and certain joint ventures, and for which the Company has been indemnified, were outstanding at February 28, 1998 and February 28, 1999, respectively. The estimated cost to complete the development work related to the performance bonds are $14,989,000 and $14,980,000 at February 28, 1998 and February 28, 1999, respectively. The beneficiaries of these bonds are certain municipalities. CPH LLC has an outstanding letter of credit of $416,000 as of February 28, 1999 to ensure performance on certain agreements. CPH LLC has pledged a certificate of deposit in a like amount as collateral for the obligation under the letter of credit which is included in restricted cash.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     CPH LLC has entered into agreements to lease certain office equipment and facilities under operating leases which expire at various dates through fiscal year 2004. The facility leases generally provide that CPH LLC shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 28, 1999, are as follows (in thousands):

                  FISCAL YEARS ENDING:
                  --------------------
2000.....................................................    $   704
2001.....................................................        458
2002.....................................................        332
2003.....................................................        311
2004.....................................................         89
                                                             -------
          Total..........................................    $ 1,894
                                                             =======

     Total rent expense was $493,000, $338,000 and $442,000 for the years ended February 28, 1997, February 28, 1998 and February 28, 1999, respectively.

     As discussed in Notes 1 and 4, CPH LLC is a general partner in several joint venture partnerships. As a general partner, CPH LLC is liable for all debts of the partnerships without limitation to the respective partnership interest.

  Dividends

     No dividends were declared or paid for the years ended February 28, 1997, February 28, 1998 and February 28, 1999.

  Legal Proceedings

     The Company is involved in routine claims and litigation arising in the ordinary course of its business, including a well publicized dispute in Orange County which was resolved during the year ended February 28, 1999. Although the legal responsibility and financial impact with respect to pending claims and litigation cannot be presently ascertained, the Company does not believe that these matters will result in the payment by the Company, giving consideration to any applicable insurance proceeds or contributions by other parties, that, in the aggregate, would be material in relation to the financial position of the Company. It is reasonably possible that the estimate of reserves provided for by the Company with respect to such claims and litigation could change in the near term and such change could be material.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

          Cash and Equivalents -- The carrying amount is a reasonable estimate of fair value. These assets primarily consist of short-term investments and demand deposits.

          Notes Payable to Banks -- These notes payable mature in two to three years. The rates of interest paid on the notes approximate the current rates available for secured real estate financing with similar terms and maturities.

     Senior Unsecured Notes Payable Due 2002 -- This issue is not publicly traded on a major exchange. Consequently, the fair value of this issue is based on a trade closest to the year ended February 28, 1999.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                            AT FEBRUARY 28, 1998    AT FEBRUARY 28, 1999
                                            --------------------    --------------------
                                            CARRYING      FAIR      CARRYING      FAIR
                                             AMOUNT      VALUE       AMOUNT       VALUE
                                            --------    --------    ---------    -------
Financial Assets:
  Cash and equivalents....................  $  4,328    $  4,328    $  5,782     $5,782
Financial Liabilities:
  Notes payable...........................    36,714      36,714      91,489     91,489
  Senior unsecured notes payable..........   100,000     108,000     100,000     90,000

13. UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the years ended February 28, 1998 and February 28, 1999 is as follows (in thousands except for per share data):

                                                    QUARTER
                                    ---------------------------------------
                                     FIRST    SECOND     THIRD      FOURTH     TOTAL
                                    -------   -------   -------     -------   --------
1999:
  Sales of homes and land.........  $28,292   $47,411   $47,717     $69,002   $192,422
  Gross margin....................    5,526     7,727     9,560      13,116     35,929
  Net income......................  $   340   $   575   $   485     $ 1,886   $  3,286
                                    =======   =======   =======     =======   ========
  Net income per common share.....  $  0.02   $  0.04   $  0.03     $  0.13   $   0.23
                                    =======   =======   =======     =======   ========
1998:
  Sales of homes and land.........  $34,956   $46,114   $47,722     $62,306   $191,098
  Gross margin....................   10,034    11,743     1,790(a)   10,829     34,396
  Net income (loss)...............  $ 1,063   $ 1,424   $(5,173)(a) $   495   $ (2,191)
                                    =======   =======   =======     =======   ========
  Net income (loss) per common
     share........................  $  0.07   $  0.09   $ (0.35)    $  0.03   $  (0.15)
                                    =======   =======   =======     =======   ========

---------------
(a) Includes an $8,000 non-cash charge for impairment loss on real estate assets.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
Grand Coto Estates, L.P.

     We have audited the accompanying balance sheets of Grand Coto Estates, L.P., a California limited partnership (the "Partnership"), as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Coto Estates, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

February 10, 1999

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                 1998          1997
                                                              -----------   -----------
ASSETS
Cash........................................................  $   459,741   $    26,987
Real estate inventories (Notes 2, 3 and 4)..................   20,164,994    17,411,104
Due from general partner (Note 3)...........................       56,467            --
Other assets................................................       73,494       115,998
                                                              -----------   -----------
                                                              $20,754,696   $17,554,089
                                                              ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities....................  $ 3,948,578   $ 1,189,479
Due to general partner (Note 3).............................           --       214,166
Note payable, net of unamortized discount of $28,875 at
  December 31, 1997 (Note 4)................................           --       575,206
                                                              -----------   -----------
                                                                3,948,578     1,978,851
Commitments and contingencies (Note 5)
Partners' capital...........................................   16,806,118    15,575,238
                                                              -----------   -----------
                                                              $20,754,696   $17,554,089
                                                              ===========   ===========

See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                 1998          1997
                                                              -----------   ----------
SALES.......................................................  $23,172,946   $5,057,989
COST OF SALES...............................................   16,659,863    3,778,997
                                                              -----------   ----------
GROSS PROFIT................................................    6,513,083    1,278,992
OTHER EXPENSES (INCOME)
Selling and marketing.......................................    1,572,850      372,859
Other income................................................      (35,473)     (13,739)
                                                              -----------   ----------
NET INCOME..................................................  $ 4,975,706   $  919,872
                                                              ===========   ==========

See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                           IHP
                                                        INVESTMENT    CAPITAL PACIFIC
                                                       FUND I, L.P.    HOLDINGS, LLC       TOTAL
                                                       ------------   ---------------   ------------
BALANCE -- December 31, 1996.........................  $  1,978,868     $   760,922     $  2,739,790
Contributions from partner...........................    16,766,839              --       16,766,839
Distributions to partners............................    (4,675,763)       (175,500)      (4,851,263)
Net income...........................................       690,330         229,542          919,872
                                                       ------------     -----------     ------------
BALANCE -- December 31, 1997.........................    14,760,274         814,964       15,575,238
Contributions from partner...........................    18,395,326              --       18,395,326
Distributions to partners............................   (20,832,471)     (1,307,681)     (22,140,152)
Net income...........................................     3,027,853       1,947,853        4,975,706
                                                       ------------     -----------     ------------
BALANCE -- December 31, 1998.........................  $ 15,350,982     $ 1,455,136     $ 16,806,118
                                                       ============     ===========     ============

See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                  1998           1997
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................     4,975,706   $    919,872
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities
  Cost of sales.............................................    16,659,863      3,778,997
  Changes in operating assets and liabilities
     Additions to real estate inventories...................   (19,413,753)   (13,559,319)
     Due from general partner...............................       (56,467)            --
     Other assets...........................................        42,504        (26,330)
     Accounts payable and accrued liabilities...............     2,759,099      1,189,479
     Due to general partner.................................      (214,166)       (90,207)
                                                              ------------   ------------
Net cash provided by (used in) operating activities.........     4,752,786     (7,787,508)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable.........................      (575,206)    (4,101,081)
Capital contributions from partner..........................    18,395,326     16,766,839
Capital distributions to partners...........................   (22,140,152)    (4,851,263)
                                                              ------------   ------------
Net cash (used in) provided by financing activities.........    (4,320,032)     7,814,495
                                                              ------------   ------------
NET INCREASE IN CASH........................................       432,754         26,987
CASH -- beginning of year...................................        26,987             --
                                                              ------------   ------------
CASH -- end of year.........................................  $    459,741   $     26,987
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest during the year......................  $     28,875   $    346,949
                                                              ============   ============

See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Grand Coto Estates, L.P., a California limited partnership (the "Partnership"), was formed on October 30, 1996 in accordance with the provisions of the laws of the State of California for the purpose of developing and selling 93 single-family homes in Coto de Caza, California (the "Project"). The general partner, Peters Ranchland Company, Inc. ("Peters"), and the limited partner, IHP Investment Fund I, L.P. ("IHP"), each owned a 50% interest in the Partnership at inception. On October 1, 1997, Peters transferred its interest in the Partnership to Capital Pacific Holdings, LLC ("CPH").

     The Partnership Agreement provides that cash flows, as defined, are distributed to the partners first, in the amount of the adjusted GAAP profit component (as defined) from the sale of each home, in accordance with their percentage interests; second, in satisfaction of unpaid preferred returns; third, for payment of partners' capital contributions; fourth, in accordance with their percentage interests.

     Net income is allocated to the partners in the following order of priority: first, to recover any net losses allocated previously; second, to the extent of and in proportion to the amount by which cash flow distributed in satisfaction of preferred returns and the adjusted GAAP profit component (as defined in the partnership agreement) exceeds previously allocated net income; thereafter, in accordance with their percentage interests. Net losses are allocated first, to the general partner up to $2,076,921 plus all previously allocated net income; second, to the limited partner until the limited partner's capital account is reduced to zero; any remaining losses are allocated to the general partner.

     The partnership agreement provides, among other things, that the partners shall be entitled to receive a preferred return on contributed capital computed using an interest rate equal to prime plus 2%. As of December 31, 1998 and 1997, the Partnership has unpaid preferred returns of $394,827 and $624,550, respectively, on IHP's capital contributions, and $8,178 and $92,494, respectively, on CPH's capital contributions.

     The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1998 and 1997, and revenues and expenses for the years then ended. Actual results could materially differ from those estimates in the near term.

  Real Estate Inventories

     Real estate inventories include direct and indirect land costs, offsite costs and onsite improvement costs, project commitment fees and builder overhead fees which are capitalized to the real estate project. Selling and marketing costs are expensed as incurred.

     The Partnership complies with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires the Partnership to review the Project whenever events or changes in circumstances indicate that the cost basis of such assets may not be recoverable. If the cost basis of the Project is greater than the projected future net cash flows from the Project, an impairment loss is recognized. Impairment losses are calculated as the difference between the Project's cost basis and its estimated fair value, net of disposal costs on completed units, if any. No impairment losses were recorded in December 31, 1998 and 1997, accordingly, the Project is carried at its historical cost basis.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Management estimates the projected future net cash flows of the Project based on present development plans and intentions. The estimates assume that all necessary Project entitlements are in place, development is completed and disposition occurs in the normal course of business. Future economic, financial, market and political conditions may affect management's development and marketing plans. In addition, management's plans and the ultimate future net cash flows of the Project may be affected by the availability of funding for development and construction of single-family homes and the availability of capital contributions from the partners.

  Sales and Profit Recognition

     Sales are recorded and profit is recognized when title has passed to a buyer who has met down payment and continuing investment criteria and substantially all of the risks and rewards of ownership have been transferred to the buyer. At the time of sale, accumulated costs are relieved from real estate inventories by a method that approximates relative sales value and are charged to cost of sales.

  Income Taxes

     The Partnership is not a taxable entity and the results of its operations are included in the tax returns of the partners. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

2. REAL ESTATE INVENTORIES

     During 1998, 39 homes were sold. As of December 31, 1998, three model units were completed, 39 units were under construction and construction of three units had not yet been started.

3. RELATED PARTY TRANSACTIONS

     The partnership agreement provides that a total of $1,579,199 be paid to the general partner in monthly installments for builder overhead fees. If, after all of the homes in the Project are sold, actual sales prices (as defined) are less than budgeted sales prices, the general partner shall be liable to the Partnership for all overhead fees received in excess of 3% of actual gross sales prices (as defined). If actual sales prices are greater than budgeted sales prices, the general partner shall be entitled to receive from the Partnership an amount equal to 3% of actual gross sales prices less overhead fees already received.

     The partnership agreement provides that $526,399 be paid to the limited partner for commitment fees in four installments: $131,599 upon the formation of Partnership and thereafter, three installments equal to $131,600 shall be paid every six months during the next 18 months.

     The following fees were paid to the partners and capitalized to the Project during the years ended December 31, 1998 and 1997:

                                                                1998       1997
                                                              --------   --------
Commitment fees paid to IHP.................................  $131,600   $263,200
Builder overhead fees paid to CPH...........................   717,540    642,733
                                                              --------   --------
                                                              $849,140   $905,933
                                                              ========   ========

4. NOTE PAYABLE

     The Partnership had a noninterest-bearing note payable issued to the seller in connection with the acquisition of the land on which the Project is being developed. The note payable was secured by real estate inventories and was paid off in May 1998. The unamortized discount based on an imputed interest rate of 10%

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

was $28,875 as of December 31, 1997. Imputed interest of $19,252 and $266,473 was capitalized to real estate inventories during the years ended December 31, 1998 and 1997, respectively.

5. COMMITMENTS AND CONTINGENCIES

     The Partnership's commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership's financial position.

     In the jurisdiction in which the Partnership develops and constructs the Project, community facilities district bonds are issued by government instrumentalities to finance major infrastructure and other improvements. As a land owner benefited by these improvements, the Partnership is responsible for the assessments on its land until the property is sold to buyers. When homes within the Project are sold, the buyers assume the responsibility for the related assessment.

6. IMPACT OF YEAR 2000 (UNAUDITED)

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

     As the developer of the Project, CPH provides accounting services to the Partnership. CPH began assessing its Year 2000 compliance issues during 1997 and at that time determined that its primary internal computer hardware and computer software were not Year 2000 compliant. CPH contracted to purchase a new software package and upgraded its existing primary computer hardware system to support the new computer software package. CPH estimates full implementation of the new software package by August 31, 1999.

     CPH is investigating the Year 2000 compliance status of its vendors, subcontractors and suppliers and expects to complete this investigation and any corrective efforts by June 30, 1999. Since CPH does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Year 2000 noncompliance risks arising from such entities is not expected to have any material effect on CPH or the Partnership. CPH does not believe that it is reasonably likely that Year 2000 non-compliance will result in disruptions to its business that will have a material adverse effect on the Partnership.

     CPH's estimates of completion for its Year 2000 program represent management's best estimates. These estimates are based upon many assumptions, including the availability of external resources to assist with systems remediation and replacement efforts, and key third-party suppliers, vendors and customers being Year 2000 compliant. If any of the assumptions ultimately prove to have been incorrect, the completion dates set forth above could be substantially and adversely affected.

     While CPH believes it is taking all appropriate steps to achieve internal Year 2000 compliance, any potential future business interruptions, costs, damages or losses related thereto are also dependent upon the Year 2000 compliance of third parties. In the event that CPH or any of its vendors, subcontractors or suppliers experience disruptions due to the Year 2000 Issue, the Partnership's operations could be adversely affected. Consequently, there can be no assurance that the Year 2000 Issue will not adversely affect CPH or the Partnership. Based on its assessment of the remaining risks associated with the Year 2000 Issue, CPH does not believe the development of contingency plans is warranted at this time.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
M.P.E. Partners, L.P.

     We have audited the accompanying balance sheets of M.P.E. Partners, L.P., a California limited partnership (the "Partnership"), as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1998 and for the period March 14, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.P.E. Partners, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period March 14, 1997 (inception) through December 31, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

February 10, 1999

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                 1998          1997
                                                              -----------   -----------
ASSETS
Cash........................................................  $   420,515   $    22,117
Receivables and other assets................................      278,094     1,883,230
Real estate inventories (Notes 2 and 3).....................   16,102,348    22,750,754
Other assets................................................          450            --
                                                              -----------   -----------
                                                              $16,801,407   $24,656,101
                                                              ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities....................  $ 2,866,241   $   516,719
Due to partners (Note 3)....................................      109,138     1,227,395
                                                              -----------   -----------
                                                                2,975,379     1,744,114
Commitments and contingencies (Note 4)
Partners' capital...........................................   13,826,028    22,911,987
                                                              -----------   -----------
                                                              $16,801,407   $24,656,101
                                                              ===========   ===========

See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD MARCH 14, 1997
                     (INCEPTION) THROUGH DECEMBER 31, 1997

                                                                 1998          1997
                                                              -----------   ----------
SALES.......................................................  $32,056,400   $1,944,600
COST OF SALES...............................................   25,739,557    1,505,103
                                                              -----------   ----------
GROSS PROFIT................................................    6,316,843      439,497
OTHER EXPENSES (INCOME)
Selling and marketing (Note 3)..............................    2,100,750      644,567
Other expense (income)......................................        6,170       (1,624)
                                                              -----------   ----------
NET INCOME (LOSS)...........................................  $ 4,209,923   $ (203,446)
                                                              ===========   ==========

See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD MARCH 14, 1997
                     (INCEPTION) THROUGH DECEMBER 31, 1997

                                                           IHP
                                                        INVESTMENT    CAPITAL PACIFIC
                                                       FUND I, L.P.    HOLDINGS, LLC       TOTAL
                                                       ------------   ---------------   ------------
BALANCE -- March 14, 1997 (Inception)................  $         --    $         --     $         --
Contributions from partners..........................    20,405,433       2,710,000       23,115,433
Net loss.............................................            --        (203,446)        (203,446)
                                                       ------------    ------------     ------------
BALANCE -- December 31, 1997.........................    20,405,433       2,506,554       22,911,987
Contributions from partners..........................    18,799,859              --       18,799,859
Distribution to partners.............................   (29,918,842)     (2,176,899)     (32,095,741)
Net income...........................................     2,621,826       1,588,097        4,209,923
                                                       ------------    ------------     ------------
BALANCE -- December 31, 1998.........................  $ 11,908,276    $  1,917,752     $ 13,826,028
                                                       ============    ============     ============

See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD MARCH 14, 1997
                     (INCEPTION) THROUGH DECEMBER 31, 1997

                                                                  1998           1997
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $  4,209,923   $   (203,446)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
  Cost of sales.............................................    25,739,557      1,505,103
  Changes in operating assets and liabilities
     Receivables and other assets...........................     1,604,686     (1,883,230)
     Additions to real estate inventories...................   (19,091,151)   (21,545,857)
     Accounts payable and accrued liabilities...............     2,349,522        516,719
     Due to partners........................................    (1,118,257)     1,227,395
                                                              ------------   ------------
Net cash provided by (used in) operating activities.........    13,694,280    (20,383,316)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from partners.........................    18,799,859     20,405,433
Capital distributions to partners...........................   (32,095,741)            --
                                                              ------------   ------------
Net cash (used in) provided by financing activities.........   (13,295,882)    20,405,433
NET INCREASE IN CASH........................................       398,398         22,117
CASH -- beginning of period.................................        22,117             --
                                                              ------------   ------------
CASH -- end of period.......................................  $    420,515   $     22,117
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash transaction
  Capital contribution for model-related costs..............  $         --   $  2,710,000
                                                              ============   ============

See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     M.P.E. Partners, L.P., a California limited partnership (the "Partnership"), was formed on March 14, 1997 (inception) in accordance with the provisions of the laws of the State of California for the purpose of developing and selling 51 single-family homes in Tarzana, California (the "Project"). The general partner, Peters Ranchland Company, Inc. ("Peters"), and the limited partner, IHP Investment Fund I, L.P. ("IHP"), each owned a 50% interest in the Partnership at inception. On October 1, 1997, Peters transferred its interest in the Partnership to Capital Pacific Holdings, LLC ("CPH").

     The partnership agreement provides that cash flows, as defined, are distributed to the partners first, in the amount of the adjusted GAAP profit component (as defined) from the sale of each home, in accordance with their percentage interests; second, in satisfaction of unpaid preferred returns; third, for payment of partners' capital contributions in accordance with their percentage interests; any remaining cash flows are distributed to the partners in accordance with their percentage interests.

     Net income is allocated to the partners in the following order of priority: first, to recover any net losses allocated previously; second, to the extent of and in proportion to the amount by which cash flow distributed in satisfaction of preferred returns and the adjusted GAAP profit component (as defined in the partnership agreement) distributed from the sale of each home exceeds previously allocated profits; third, to the extent other cash flows distributed, as defined, exceed previously allocated net income; thereafter, in accordance with their percentage interests. Net losses are allocated first, to the general partner up to $4,063,045 plus all previously allocated net income; second, to the limited partner until the limited partner's capital account is reduced to zero; any remaining losses are allocated to the general partner.

     The partnership agreement provides, among other things, that the partners shall be entitled to receive a preferred return on contributed capital computed at the rate of prime plus 1%. As of December 31, 1998 and 1997, the Partnership has unpaid preferred returns of $6,391 and $1,083,487, respectively, on IHP's capital contributions, and $245,829 and $186,916, respectively, on CPH's capital contributions.

  Use of Estimates

     The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1998 and 1997, and revenues and expenses for the year ended 1998 and the period March 14, 1997 (inception) through December 31, 1997. Actual results could materially differ from those estimates in the near term.

  Real Estate Inventories

     Real estate inventories include direct and indirect land costs, offsite costs and onsite improvement costs, project commitment fees and builder overhead fees which are capitalized to the Project. Selling and marketing costs are expensed as incurred.

     The Partnership complies with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires the Partnership to review the Project whenever events or changes in circumstances indicate that the cost basis of the Project may not be recoverable. If the cost basis of the Project is greater than the projected future net cash flows from the Project, an impairment loss is recognized. Impairment losses are calculated as the difference between the Project's cost basis and its estimated fair value,

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

net of disposal costs on completed units, if any. No impairment losses were recorded in 1998 and 1997. Accordingly, the Project is carried at its historical cost basis.

     Management estimates the projected future net cash flows of the Project based on present development plans and intentions. The estimates assume that all necessary Project entitlements are in place, development is completed and disposition occurs in the normal course of business. Future economic, financial, market and political conditions may affect management's development and marketing plans. In addition, management's plans and the ultimate future net cash flows of the Project may be affected by the availability of funding for development and construction of single-family homes and the availability of capital contributions from the partners.

  Sales and Profit Recognition

     Sales are recorded and profit is recognized when title has passed to a buyer who has met down payment and continuing investment criteria, and substantially all of the risks and rewards of ownership have been transferred to the buyer. At the time of sale, accumulated costs are relieved from real estate inventories by a method that approximates relative sales value and are charged to cost of sales.

  Income Taxes

     The Partnership is not a taxable entity and the results of its operations are included in the tax returns of the partners. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

2. REAL ESTATE INVENTORIES

     During 1998, 29 homes were sold. As of December 31, 1998, the remaining 20 units were under construction.

3. RELATED PARTY TRANSACTIONS

     The Partnership acquired the Project on April 11, 1997 from a related party, Capital Pacific Holdings, Inc. and two other affiliates (collectively, "CPH, Inc."), for $12,392,547, utilizing IHP's initial cash contribution.

     CPH, Inc. incurred certain costs in connection with the development of the Partnership's models and sales office. In accordance with the Partnership Agreement, $2,710,000 was credited to CPH's capital account relating to these development costs.

     The Partnership entered into a cost sharing agreement with CPH, Inc. which requires the Partnership to reimburse CPH, Inc. for certain costs related to advertising and the operation and maintenance of the models and sales office. Total shared costs allocated to the Partnership during the year ended December 31, 1998 and the period ended December 31, 1997 were $1,520,811 and $471,646, respectively, and are included in selling and marketing costs in the Partnership's statements of operations.

     The partnership agreement provides that a total of $1,623,655 be paid to the general partner in monthly installments for builder overhead fees. If, after all of the homes in the Project are sold, actual sales prices (as defined) are less than budgeted sales prices, the general partner shall be liable to the Partnership for all overhead fees received in excess of 3% of actual gross sales prices (as defined). If actual sales prices are greater than budgeted sales prices, the general partner shall be entitled to receive from the Partnership an amount equal to 3% of actual gross sales prices less overhead fees already received.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The partnership agreement provides that $541,218 be paid to the limited partner for commitment fees in two installments: $270,609 upon the formation of the Partnership and $270,609 upon the close of escrow of the first home sold.

     The following fees were paid to the partners and capitalized to the Project during the year ended December 31, 1998 and the period March 14, 1997 (inception) through December 31, 1997:

                                                                 1998        1997
                                                              ----------   --------
Commitment fees paid to IHP.................................  $  270,609   $270,609
Builder overhead fees paid to CPH...........................     847,128    635,346
                                                              ----------   --------
                                                              $1,117,737   $905,955
                                                              ==========   ========

     The amounts due to the partners as of December 31, 1998 and 1997 consist of amounts due to CPH for the payment of builder overhead fees and development fees, and to IHP for the payment of commitment fees.

4. COMMITMENTS AND CONTINGENCIES

     The Partnership's commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership's financial position.

5. IMPACT OF YEAR 2000 (UNAUDITED)

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

     As the developer of the Project, CPH provides accounting services of the Partnership. CPH began assessing its Year 2000 compliance issues during 1997 and at that time determined that its primary internal computer hardware and computer software were not Year 2000 compliant. CPH contracted to purchase a new software package and upgraded its existing primary computer hardware system to support the new computer software package. CPH estimates full implementation of the new software package by August 31, 1999.

     CPH is investigating the Year 2000 compliance status of its vendors, subcontractors and suppliers and expects to complete this investigation and any corrective efforts by June 30, 1999. Since CPH does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Year 2000 noncompliance risks arising from such entities is not expected to have any material effect on CPH or the Partnership. CPH does not believe that it is reasonably likely that Year 2000 non-compliance will result in disruptions to its business that will have a material adverse effect on the Partnership.

     CPH's estimates of completion for its Year 2000 program represent management's best estimates. These estimates are based upon many assumptions, including the availability of external resources to assist with systems remediation and replacement efforts, and key third-party suppliers, vendors and customers being Year 2000 compliant. If any of the assumptions ultimately prove to have been incorrect, the completion dates set forth above could be substantially and adversely affected.

     While CPH believes it is taking all appropriate steps to achieve internal Year 2000 compliance, any potential future business interruptions, costs, damages or losses related thereto are also dependent upon the Year 2000 compliance of third parties. In the event that CPH or any of its vendors, subcontractors or suppliers experience disruptions due to the Year 2000 Issue, the Partnership's operations could be adversely affected.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Consequently, there can be no assurance that the Year 2000 Issue will not adversely affect CPH or the Partnership. Based on its assessment of the remaining risks associated with the Year 2000 Issue, CPH does not believe the development of contingency plans is warranted at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission no later than June 28, 1999 (the "Proxy Statement").

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

        CAPITAL PACIFIC HOLDINGS, INC.

        Reports of Independent Public Accountants
        Consolidated Balance Sheets as of February 28, 1998 and 1999 Consolidated Statements of Operations for the years ended February 28, 1997, 1998 and 1999
        Consolidated Statements of Stockholders' Equity for the years ended February 28, 1997, 1998 and 1999
        Consolidated Statements of Cash Flows for the years ended February 28, 1997, 1998 and 1999
        Notes to Consolidated Financial Statements

        GRAND COTO ESTATES, L.P.

        Report of Independent Auditors
        Balance Sheets as of December 31, 1998 and 1997
        Statements of Operations for the years ended December 31, 1998 and 1997 Statements of Partners' Capital for the years ended December 31, 1998 and 1997
        Statements of Cash Flows for the years ended December 31, 1998 and 1997 Notes to Financial Statements

        M.P.E. PARTNERS, L.P.

        Reports of Independent Auditors
        Balance Sheets as of December 31, 1998 and 1997
        Statements of Operations for the year ended December 31, 1998 and for the period March 14, 1997 (Inception) through December 31, 1997 Statements of Partners' Capital for the year ended December 31, 1998 and for the period March 14, 1997 (Inception) through December 31, 1997 Statements of Cash Flows for the year ended December 31, 1998 and for the period March 14, 1997 (Inception) through December 31, 1997
        Notes to Financial Statements

2. EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Second Restated Certificate of Incorporation of the
         Registrant, as Amended. (Incorporated by reference to
         Exhibit 3.3 of the Registrant's Annual Report on Form 10-K
         for the fiscal year ended February 28, 1998)
 3.2     Second Amended and Restated Bylaws of the Registrant.
         (Incorporated by reference to Exhibit 3.4 of the
         Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998)
 4.1     See the Articles of Incorporation and Bylaws of the
         Registrant (Exhibits 3.1-3.2) and the Indenture and related agreements (Exhibits 10.1-10.6).
10.1     Indenture agreement by and between Capital Pacific Holdings,
         Inc., as Issuer; Durable Homes, Inc., J.M. Peters Nevada,
         Inc., and Peters Ranchland, Inc., as Guarantors, and United
         States Trust Company of New York, as Trustee, dated as of
         May 13, 1994. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 filed on May 27, 1994, SEC File
         No. 001-09911)
10.2     Warrant Agreement by and between Capital Pacific Holdings,
         Inc., and United States Trust Company of New York, Warrant
         Agent, dated as of May 13, 1994. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form
         10-K for the fiscal year ended February 28, 1994 filed on
         May 27, 1994, SEC File No. 001-09911)
10.3     Warrant Registration Rights Agreement by and between Capital
         Pacific Holdings, Inc., and Morgan Stanley & Co.
         Incorporated dated as of May 13, 1994. (Incorporated by
         reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
         filed on May 27, 1994, SEC File No. 001-09911)
10.4     Notes Registration Rights Agreement by and between Capital
         Pacific Holdings, Inc., and Morgan Stanley & Co.
         Incorporated dated as of May 13, 1994. (Incorporated by
         reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
         filed on May 27, 1994, SEC File No. 001-09911)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.5     Second Supplemental Indenture dated as of September 10, 1997 to the Indenture agreement dated as of May 13, 1998.
         (Incorporated by reference to Exhibit 10.5 of the
         Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
10.6     Third Supplemental Indenture, dated as of October 1, 1997 to the Indenture agreement dated as of May 13, 1994, as
         amended. (Incorporated by reference to Exhibit 10.6 of the
         Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
10.7     Capital Pacific Holdings, Inc. Stock Incentive Agreement
         (Non-Qualified)
21.1     Subsidiaries of the Registrant.
23.1     Consent of Ernst & Young LLP.
23.2     Consent of Arthur Andersen LLP.
27       Financial Data Schedule.
99.1     Amended and Restated Limited Liability Company agreement
         (Incorporated by reference to Exhibit 99.1 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997).
99.2     Investment and Stockholder agreement (Incorporated by
         reference to Exhibit 99.2 of the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended August 31, 1997).
99.3     Registration Rights agreement (Incorporated by reference to
         Exhibit 99.3 of the Registrant's Quarterly Report on Form
         10-Q for the quarter ended August 31, 1997).

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended February 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Newport Beach, State of California, on May 28, 1999.

                                          CAPITAL PACIFIC HOLDINGS, INC.

                                          By      /s/ HADI MAKARECHIAN
                                            ------------------------------------
                                                      Hadi Makarechian
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                          President

Date: May 28, 1999

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

                   SIGNATURE                                       TITLE                      DATE
                   ---------                                       -----                      ----
              /s/ HADI MAKARECHIAN                  Chairman of the Board, Chief          May 28, 1999
------------------------------------------------    Executive Officer and President
                Hadi Makarechian

           /s/ STEVEN O. SPELMAN, JR.               Senior Vice President, Chief          May 28, 1999
------------------------------------------------    Financial Officer and Corporate
             Steven O. Spelman, Jr.                 Secretary

              /s/ WILLIAM A. FUNK                   Director, Senior Vice President,      May 28, 1999
------------------------------------------------    Commercial Development
                William A. Funk

            /s/ KARLHEINZ M. KAISER                 Director                              May 28, 1999
------------------------------------------------
              Karlheinz M. Kaiser

               /s/ ALLAN L. ACREE                   Director                              May 28, 1999
------------------------------------------------
                 Allan L. Acree

                                 EXHIBIT INDEX

                                                                       SEQUENTIAL
EXHIBIT                                                                   PAGE
NUMBER                           DESCRIPTION                             NUMBER
-------                          -----------                           ----------
 3.1     Second Restated Certificate of Incorporation of the
         Registrant, as Amended. (Incorporated by reference to
         Exhibit 3.3 of the Registrant's Annual Report on Form 10-K
         for the fiscal year ended February 28, 1998)
 3.2     Second Amended and Restated Bylaws of the Registrant.
         (Incorporated by reference to Exhibit 3.4 of the
         Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998)
 4.1     See the Articles of Incorporation and Bylaws of the
         Registrant (Exhibits 3.1-3.2) and the Indenture and related agreements (Exhibits 10.1-10.6).
10.1     Indenture agreement by and between Capital Pacific Holdings,
         Inc., as Issuer; Durable Homes, Inc., J.M. Peters Nevada,
         Inc., and Peters Ranchland, Inc., as Guarantors, and United
         States Trust Company of New York, as Trustee, dated as of
         May 13, 1994. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 filed on May 27, 1994, SEC File
         No. 001-09911)
10.2     Warrant Agreement by and between Capital Pacific Holdings,
         Inc., and United States Trust Company of New York, Warrant
         Agent, dated as of May 13, 1994. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form
         10-K for the fiscal year ended February 28, 1994 filed on
         May 27, 1994, SEC File No. 001-09911)
10.3     Warrant Registration Rights Agreement by and between Capital
         Pacific Holdings, Inc., and Morgan Stanley & Co.
         Incorporated dated as of May 13, 1994. (Incorporated by
         reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
         filed on May 27, 1994, SEC File No. 001-09911)
10.4     Notes Registration Rights Agreement by and between Capital
         Pacific Holdings, Inc., and Morgan Stanley & Co.
         Incorporated dated as of May 13, 1994. (Incorporated by
         reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
         filed on May 27, 1994, SEC File No. 001-09911)
10.5     Second Supplemental Indenture dated as of September 10, 1997 to the Indenture agreement dated as of May 13, 1998.
         (Incorporated by reference to Exhibit 10.5 of the
         Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
10.6     Third Supplemental Indenture, dated as of October 1, 1997 to the Indenture agreement dated as of May 13, 1994, as
         amended. (Incorporated by reference to Exhibit 10.6 of the
         Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
10.7     Capital Pacific Holdings, Inc. Stock Incentive Agreement
         (Non-Qualified)
21.1     Subsidiaries of the Registrant.
23.1     Consent of Ernst & Young LLP.
23.2     Consent of Arthur Andersen LLP.
27       Financial Data Schedule.
99.1     Amended and Restated Limited Liability Company agreement
         (Incorporated by reference to Exhibit 99.1 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997).

                                                                       SEQUENTIAL
EXHIBIT                                                                   PAGE
NUMBER                           DESCRIPTION                             NUMBER
-------                          -----------                           ----------
99.2     Investment and Stockholder agreement (Incorporated by
         reference to Exhibit 99.2 of the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended August 31, 1997).
99.3     Registration Rights agreement (Incorporated by reference to
         Exhibit 99.3 of the Registrant's Quarterly Report on Form
         10-Q for the quarter ended August 31, 1997).