Form 10-Q
period 1999-05-31
CAPITAL PACIFIC HOLDINGS INC
filed 1999-07-15
CIK 813945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-09911

                            ------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-2956559
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

   4100 MACARTHUR BLVD., SUITE 200, NEWPORT                        92660
                  BEACH, CA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                            ------------------------

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

                                Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS AND TITLE OF                       SHARES OUTSTANDING AS OF
                       CAPITAL STOCK                                JULY 1, 1999
                     ------------------                       ------------------------
Common Stock, $.10 Par Value................................         13,947,511

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                         -------
Part I -- Financial Information:
Item 1 -- Financial Statements
           Consolidated Balance Sheets -- May 31, 1999 and February 28,
           1999........................................................        3
           Consolidated Statements of Income for the Three Months Ended
           May 31, 1999 and 1998.......................................        4
           Consolidated Statements of Cash Flows for the Three Months
           Ended May 31, 1999 and 1998.................................        5
           Notes to Consolidated Financial Statements..................    6 - 9
  Item 2 -- Management's Discussion and Analysis of Results of
            Operations and Financial Condition.........................  10 - 14

Part II -- Other Information:
  Item 6 -- Exhibits and Reports on Form 8-K...........................       15

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                MAY 31,      FEBRUARY 28,
                                                                 1999            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $   2,470      $   5,782
Restricted cash.............................................       1,113          1,029
Accounts and notes receivable...............................      15,364         12,533
Real estate projects........................................     261,484        261,333
Property, plant and equipment...............................       8,833          9,014
Investment in and advances to unconsolidated joint
  ventures..................................................      17,448         23,301
Prepaid expenses and other assets...........................      10,608         11,771
                                                               ---------      ---------
          Total assets......................................   $ 317,320      $ 324,763
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................   $  20,828      $  37,888
Notes payable...............................................      99,719         91,489
Senior unsecured notes payable..............................     100,000        100,000
                                                               ---------      ---------
          Total liabilities.................................     220,547        229,377
                                                               ---------      ---------
Minority Interest...........................................      30,771         30,032
                                                               ---------      ---------
Stockholders' equity:
  Common stock, par value $.10 per share, 30,000,000 shares
     authorized; 13,947,511 and 14,027,911 shares issued and
     outstanding, respectively..............................       1,500          1,500
  Additional paid-in capital................................     211,888        211,888
  Accumulated deficit.......................................    (144,605)      (145,425)
  Treasury stock............................................      (2,781)        (2,609)
                                                               ---------      ---------
          Total stockholders' equity........................      66,002         65,354
                                                               ---------      ---------
          Total liabilities and stockholders' equity........   $ 317,320      $ 324,763
                                                               =========      =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MAY 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Sales of homes and land.....................................  $61,974    $28,292
Cost of sales...............................................   50,670     22,766
                                                              -------    -------
Gross margin................................................   11,304      5,526
Income from unconsolidated joint ventures...................    1,036      1,393
Selling, general and administrative expenses................   (6,220)    (4,546)
Interest expense............................................   (4,501)    (2,087)
                                                              -------    -------
  Income from operations....................................    1,619        286
Interest and other income, net..............................       13        322
Minority Interest...........................................     (486)      (166)
                                                              -------    -------
  Income before income taxes................................    1,146        442
Provision for income taxes..................................      326        102
                                                              -------    -------
  Net income................................................  $   820    $   340
                                                              =======    =======
  Net income per common share -- basic and diluted..........  $  0.06    $  0.02
                                                              =======    =======
  Weighted average number of common shares -- basic.........   13,999     14,306
                                                              =======    =======
  Weighted average number of common shares -- diluted.......   14,016     14,447
                                                              =======    =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE
                                                               THREE MONTHS ENDED
                                                                    MAY 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    820    $    340
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Change in restricted cash.........................       (84)       (279)
          Depreciation and amortization.....................       562         428
          Increase in real estate projects..................      (151)    (14,862)
          (Increase) decrease in receivables, prepaid
            expenses and other assets.......................    (1,605)     13,735
          Decrease in accounts payable and accrued
            liabilities.....................................   (17,060)     (1,816)
          Minority interest.................................       486         166
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................   (17,032)     (2,288)
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................      (191)       (112)
  Distributions to minority interest........................        --        (410)
  Decrease (increase) in investment in and advances to
     unconsolidated joint ventures..........................     5,853        (865)
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................     5,662      (1,387)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on notes payable, net...............     8,230       4,807
  Repurchase of common stock................................      (172)         --
                                                              --------    --------
          Net cash provided by (used in) financing
            activities......................................     8,058       4,807
                                                              --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (3,312)      1,132
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     5,782       4,328
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  2,470    $  5,460
                                                              ========    ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 1999, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended May 31, 1999, are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. The consolidated financial statements include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC") of which the Company owns a majority interest. The accompanying consolidated balance sheets (See Note
3), include the capital accounts of CPH LLC totaling $93 million, $30 million of which is required to be presented as minority interest. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

 2. RECLASSIFICATIONS

     Certain items in prior period financial statements have been reclassified in order to conform with current year presentation.

 3. COMPANY ORGANIZATION AND OPERATIONS

     The Company is a regional builder and developer with operations in selected metropolitan areas of Southern California, Nevada, Texas, Arizona and Colorado. The Company's principal business activity is to develop and build projects including the sale of single-family homes targeted to entry-level, move-up and luxury buyers. The Company has recently expanded its operations to include the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties through non-majority investments in limited liability companies.

     Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to a newly formed limited liability company known as Capital Pacific Holdings, LLC ("CPH LLC") substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of CPH LLC the sum of $30 million in cash and acquired a 32.07% interest in CPH LLC. The Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project-specific entities. At May 31, 1999, CPH LLC had $272 million in assets and a net worth of $93 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $288 million and a combined net worth of $248 million at May 31, 1999. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform its management functions for CPH LLC pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC. In addition, the Company is a managing member of certain project-specific entities.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by project specific entities.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 13 unconsolidated entities at May 31, 1999. The Company's investments in and advances to unconsolidated entities are as follows at May 31, 1999 and February 28, 1999 (in thousands):

                                                         MAY 31,    FEBRUARY 28,
                                                          1999          1999
                                                         -------    ------------
JMP Canyon Estates, L.P................................  $   194      $   207
JMP Harbor View, L.P...................................      627          677
Grand Coto Estates, L.P................................      710        3,753
M.P.E. Partners, L.P...................................    1,765        2,370
RPV Associates, LLC....................................    1,996        1,644
CPH Dana Point, LLC....................................      361          793
CPH Monarch Beach, LLC.................................    1,227        1,205
CPH Resorts I, LLC.....................................    2,905        4,268
CPH Vista Palisades, LLC...............................      255          637
Atlanta Huntington Beach, LLC..........................    4,724        5,195
CPH Dos Pueblos, LLC...................................    2,445        2,086
CPH Airport Office Building, LLC.......................       29           55
CPH Redhill Office Building, LLC.......................      210          411
                                                         -------      -------
                                                         $17,448      $23,301
                                                         =======      =======

     The Company's ownership interests in the above entities vary. Generally, the Company receives a percentage of earnings after a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to the terms of each venture's agreement. The Company's carrying amount in each of the entities equals the underlying equity, and there are generally no significant amounts of undistributed earnings. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

     The Company uses the equity method of accounting for its investments in these unconsolidated 50 or less percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company.

     Following is summarized, combined financial information for the unconsolidated entities at May 31, 1999 and February 28, 1999 and for the three month periods ended May 31, 1999 and May 31, 1998 (in thousands):

                                     ASSETS

                                                        MAY 31,     FEBRUARY 28,
                                                          1999          1999
                                                        --------    ------------
Cash..................................................  $  4,573      $  4,373
Real estate projects..................................   227,816       215,620
Commercial buildings..................................    21,092        21,094
Other assets..........................................    34,633        57,998
                                                        --------      --------
                                                        $288,114      $299,085
                                                        ========      ========

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

                             LIABILITIES AND EQUITY

                                                        MAY 31,     FEBRUARY 28,
                                                          1999          1999
                                                        --------    ------------
Accounts payable and other liabilities................  $ 25,923      $ 37,113
Notes payable.........................................    13,747        12,100
                                                        --------      --------
Equity................................................    39,670        49,213
                                                        --------      --------
  The Company.........................................    15,803        10,680
  Others..............................................   232,641       239,192
                                                        --------      --------
                                                         248,444       249,872
                                                        --------      --------
                                                        $288,114      $299,085
                                                        ========      ========

                                INCOME STATEMENT

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                            MAY 31,    MAY 31,
                                                             1999       1998
                                                            -------    -------
Sales of homes and land...................................  $10,903    $9,640
Interest and other income, net............................    2,302        12
                                                            -------    ------
                                                             13,205     9,652
Costs and expenses........................................   11,869     7,232
                                                            -------    ------
Net income................................................  $ 1,336    $2,420
                                                            =======    ======

 5. NOTES PAYABLE

     Notes payable at May 31, 1999 and February 28, 1999, are summarized as follows (in thousands):

                                                         MAY 31,    FEBRUARY 28,
                                                          1999          1999
                                                         -------    ------------
Notes payable to banks, including interest varying from
  prime to thirteen percent, maturing between July 31,
  1999 and July 31, 2001 secured by certain real estate
  projects on a non-recourse basis.....................  $75,619      $72,602
Notes payable to bank, including interest at prime with
  the terms of the commitment reducing commencing
  December 1, 1999, secured by certain real estate
  projects on a recourse basis.........................   23,310       17,386
Other..................................................      790        1,501
                                                         -------      -------
                                                         $99,719      $91,489
                                                         =======      =======

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

 6. NET INCOME PER COMMON SHARE

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

                                                                   THREE MONTHS ENDED
                                                    -------------------------------------------------
                                                         MAY 31, 1999              MAY 31, 1998
                                                    -----------------------   -----------------------
                                                    INCOME   SHARES    EPS    INCOME   SHARES    EPS
                                                    ------   ------   -----   ------   ------   -----
Basic Net Income Per Share:
  Income available to common stockholders.........   $820    13,999   $0.06    $340    14,306   $0.02
Effect of Dilutive Securities:
  Warrants........................................     --        --      --      --       141      --
  Stock options...................................     --        17      --      --        --      --
                                                     ----    ------   -----    ----    ------   -----
Diluted Net Income Per Share:.....................   $820    14,016   $0.06    $340    14,447   $0.02
                                                     ====    ======   =====    ====    ======   =====

 7. COMMON STOCK REPURCHASE PROGRAM

     The Company has announced a stock repurchase program whereby up to 1,000,000 additional shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of May 31, 1999, approximately 358,000 shares have been repurchased and held by CPH LLC under this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  Forward-Looking Information is Subject to Risk and Uncertainty

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, availability to homebuilders of financing for acquisitions, development and construction, availability to homebuyers of permanent mortgages, interest rate levels, the demand for housing and office space; commercial lease rates; supply levels of land, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

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

     The following table illustrates the actual and pro forma results of the Company's operations for the three months ended May 31, 1998 and 1999. The pro forma results reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                    --------------------------------------------
                                                        MAY 31, 1998            MAY 31, 1999
                                                    --------------------    --------------------
                                                    ACTUAL     PRO FORMA    ACTUAL     PRO FORMA
                                                    -------    ---------    -------    ---------
Sales of homes and land...........................  $28,292     $37,679     $61,974     $72,877
Cost of sales.....................................   22,766      29,336      50,670      59,778
                                                    -------     -------     -------     -------
  Gross margin....................................  $ 5,526     $ 8,343     $11,304     $13,099
                                                    =======     =======     =======     =======

     Since the financial restructuring in October 1997, the Company, together with its financial partners, has invested over $278 million in nine new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

     The following table summarizes the joint ventures established since the financial restructuring:

             DESCRIPTION                DATE CLOSED            LOCATION          TOTAL INVESTED
             -----------                -----------            --------          --------------
Residential Development..............  December, 1997    Dana Point, CA           $ 13 Million
Residential Development..............  March, 1998       Vista, CA                $  2 Million
Mixed Use............................  April, 1998       Huntington Beach, CA     $ 30 Million
Commercial Office Bldg...............  April, 1998       Newport Beach, CA        $  4 Million
Commercial Office Bldg(1)............  May, 1998         Costa Mesa, CA           $  9 Million
Commercial Office Bldg(1)............  June, 1998        Laguna Hills, CA         $  8 Million
Residential Development..............  June, 1998        Monarch Beach, CA        $ 28 Million
Hotel, Residential and Golf            July, 1998        Monarch Beach, CA        $129 Million
  Operations.........................
Residential Development..............  July, 1998        Newport Beach, CA        $ 27 Million
Golf Course Development..............  December, 1998    Santa Barbara, CA        $ 13 Million

---------------
(1) Included in a single joint venture.

      First Three Months of Fiscal 2000 Compared to First Three Months of Fiscal 1999:

     The Company reported net income of $820,000, or $0.06 per share, in the first quarter of fiscal 2000, as compared to net income of $340,000, or $0.02 per share, in the first quarter of fiscal 1999.

     Sales of homes and land including unconsolidated joint ventures were $72.9 million for the first quarter of fiscal 2000 compared to $37.7 million for the first quarter of fiscal 1999, due to a significant increase in home closings, offset by a slight decrease in the average sales prices. Total home closings nearly doubled from 152 in the first quarter of fiscal 1999 to 303 in the first quarter of fiscal 2000, including 9 and 11 homes, respectively, closed in unconsolidated joint ventures. The Company's average sales price per unit has decreased slightly to $238,000 in the first quarter of fiscal 2000 from $245,000 in the first quarter of fiscal 1999 due to a shift in mix between markets.

     The Company's actual gross margin on home and lot closings decreased slightly to 18.2% for the first quarter of fiscal 2000 as compared to 19.5% for the first quarter of fiscal 1999. The Company's pro forma gross margin of home and lot closings was 18.0% during the first quarter of fiscal 2000 as compared to 22.1% for the first quarter of fiscal 1999. The decrease in gross margin was primarily due to a shift in the mix of home closings between quarters, primarily along geographical lines

     Selling, general and administrative expense of $6.2 million for the first quarter of fiscal 2000 increased $1.7 million or 36.8% as compared to the first quarter of fiscal 1999. As a percentage of revenue, selling, general and administrative expense decreased from 16.1% to 10.0% between quarters. Both changes were driven primarily by the significantly higher revenues between quarters.

     Income from unconsolidated joint ventures decreased from $1.4 million in the first quarter of fiscal 1999 to $1.0 million in the first quarter of fiscal 2000, due to lower margins on the homes closed in the current quarter in the Company's current joint ventures.

     Interest and other income decreased from $322,000 to $13,000 primarily as a result of significantly lower activity in the Company's mortgage broker operations.

     Minority interest of $486,000 for the first quarter of fiscal 2000 and $166,000 for the first quarter of fiscal 1999 represents the share of CPH LLC's income attributable to CHF.

     Interest incurred was $4.4 million in the first quarter of fiscal 2000, as compared to $4.5 million in the first quarter of fiscal 1999, while interest expensed was $4.5 million during the first quarter of fiscal 2000, as compared to $2.1 million in the first quarter of fiscal 1999, primarily as a result of significantly higher revenues in the current quarter. Substantially all interest costs are initially capitalized and are recognized as homes and land are sold.

  Operating Data

     The following table shows new home deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                                          THREE MONTHS ENDED
                                                         --------------------
                                                         MAY 31,     MAY 31,
                                                           1998        1999
                                                         --------    --------
New homes delivered:
  California...........................................        17          21
  Texas................................................        68         112
  Nevada...............................................        48          83
  Arizona..............................................        10          76
                                                         --------    --------
       Subtotal........................................       143         292
  Unconsolidated Joint Ventures (California)...........         9          11
                                                         --------    --------
          Total........................................       152         303
                                                         ========    ========
Net new orders.........................................       196         349
                                                         ========    ========
Average sales price:
  California...........................................  $646,000    $716,000
  Texas................................................   160,000     188,000
  Nevada...............................................   163,000     207,000
  Arizona..............................................   166,000     142,000
  Combined.............................................   245,000     238,000

     The following table shows backlog in units and dollars at May 31, 1999 and 1998 for each of the Company's operations, including unconsolidated joint ventures:

                                                     ENDING BACKLOG
                                         --------------------------------------
                                           MAY 31, 1998         MAY 31, 1999
                                         -----------------    -----------------
                                         UNITS    ($000S)     UNITS    ($000S)
                                         -----    --------    -----    --------
California.............................   122     $ 72,300      37     $ 34,100
Texas..................................   233       39,400     274       52,000
Nevada.................................    43        8,700      87       17,900
Arizona................................    22        4,100     144       20,700
Colorado...............................    --           --       1          200
                                          ---     --------     ---     --------
          Total........................   420     $124,500     543     $124,900
                                          ===     ========     ===     ========

  Liquidity and Capital Resources

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of May 31, 1999, the Company has in place several credit facilities with contingent availabilities totaling $220 million (the "Facilities") with various bank lenders (the "Banks"), of which $95 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC, a consolidated joint venture. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At May 31, 1999, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of May 31, 1999, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

     The Company also is investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company's own vendor compliance program. For example, the Company has determined that its voicemail and security systems at its Newport Beach headquarters are not Y2K compliant, and upgrades to both systems were required. The Company's goal is to complete this investigation and any corrective efforts by July 31, 1999. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K noncompliance risks arising from such entities is not expected to have any material effect on the Company. The Company does not believe that it is reasonably likely that Y2K non-compliance will result in disruptions to its business that will have a material adverse effect on the Company.

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

     The Company's estimates of costs and completion dates for its Y2K readiness program represent management's best estimates. These estimates are based upon many assumptions, including the availability of external resources to assist with systems remediation and replacement efforts, and key third party suppliers, vendors and customers being Y2K compliant. If any of the assumptions ultimately proves to have been incorrect, the cost estimates and completion dates set forth above could be substantially and adversely affected.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

        NUMBER              DESCRIPTION                  METHOD OF FILING
        ------              -----------                  ----------------
          27          Financial Data Schedule        Filed with this document

     (b) Reports on Form 8-K

        None Filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPITAL PACIFIC HOLDINGS, INC.

Date: July 14, 1999                       By:     /s/ HADI MAKARECHIAN
                                            ------------------------------------
                                             Hadi Makarechian, Chairman of the
                                              Board, Chief Executive Officer and
                                                          President
                                               (Principal Executive Officer)

Date: July 14, 1999                       By:  /s/ STEVEN O. SPELMAN, JR.
                                            ------------------------------------
                                            Steven O. Spelman, Jr., Senior Vice
                                              President, Chief Financial Officer
                                                   and Corporate Secretary
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

        NUMBER              DESCRIPTION                  METHOD OF FILING
        ------              -----------                  ----------------
          27          Financial Data Schedule        Filed with this document