Form 10-Q
period 1999-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 1999-10-15
CIK 813945

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS AND TITLE OF                          SHARES OUTSTANDING AS OF
                CAPITAL STOCK                                 OCTOBER 1, 1999
             ------------------                          ------------------------
        Common Stock, $.10 Par Value                            13,879,811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets -- August 31, 1999 and February
         28, 1999....................................................    3
         Consolidated Statements of Income for the Three and Six
         Months Ended August 31, 1999 and 1998.......................    4
         Consolidated Statements of Cash Flows for the Six Months
         Ended August 31, 1999 and 1998..............................    5
         Notes to Consolidated Financial Statements..................    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................   11

                       PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........   17
Item 6.  Exhibits and Reports on Form 8-K............................   17

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              AUGUST 31,     FEBRUARY 28,
                                                                 1999            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $  2,643        $  5,782
Restricted cash.............................................      1,204           1,029
Accounts and notes receivable...............................     14,648          12,533
Real estate projects........................................    271,688         261,333
Property, plant and equipment...............................      8,732           9,014
Investment in and advances to unconsolidated joint
  ventures..................................................     20,033          23,301
Prepaid expenses and other assets...........................     11,264          11,771
                                                               --------        --------
          Total assets......................................   $330,212        $324,763
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................   $ 25,835        $ 37,888
Notes payable...............................................    108,448          91,489
Senior unsecured notes payable..............................     97,800         100,000
                                                               --------        --------
          Total liabilities.................................    232,083         229,377
                                                               --------        --------
Minority Interest...........................................     31,265          30,032
                                                               --------        --------

Stockholders' equity:
  Common stock, par value $ .10 per share, 30,000,000 shares authorized; 13,909,211 and 14,027,911 shares issued and
     outstanding, respectively..............................      1,500           1,500
  Additional paid-in capital................................    211,888         211,888
  Accumulated deficit.......................................   (143,505)       (145,425)
  Treasury stock............................................     (3,019)         (2,609)
                                                               --------        --------
          Total stockholders' equity........................     66,864          65,354
                                                               --------        --------
          Total liabilities and stockholders' equity........   $330,212        $324,763
                                                               ========        ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         AUGUST 31,            AUGUST 31,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
Sales of homes and land............................  $67,383    $47,411    $129,357    $75,703
Cost of sales......................................   54,890     39,684     105,560     62,450
                                                     -------    -------    --------    -------
     Gross margin..................................   12,493      7,727      23,797     13,253
Income from unconsolidated joint ventures..........      516      2,462       1,552      3,855
Selling, general and administrative expenses.......   (7,387)    (5,699)    (13,607)   (10,245)
Interest expense...................................   (4,385)    (3,594)     (8,886)    (5,681)
                                                     -------    -------    --------    -------
          Income from operations...................    1,237        896       2,856      1,182
Interest and other income, net.....................      278        168         291        490
Minority Interest..................................     (407)      (286)       (893)      (452)
                                                     -------    -------    --------    -------
          Income before income taxes and
            extraordinary items....................    1,108        778       2,254      1,220
Provision for income taxes.........................      208        203         534        305
                                                     -------    -------    --------    -------
          Income before extraordinary items........      900        575       1,720        915
Extraordinary gain for debt retired at less than
  face value, net of minority interest and taxes...      200         --         200         --
                                                     -------    -------    --------    -------
          Net income...............................  $ 1,100    $   575    $  1,920    $   915
                                                     =======    =======    ========    =======

Net income per share-basic and diluted:
  Income per share before extraordinary item.......  $  0.06    $  0.04    $   0.12    $  0.06
  Extraordinary gain for debt retired at less than
     face value, net of minority interest and
     taxes.........................................     0.02         --        0.02         --
                                                     -------    -------    --------    -------
  Net income per share.............................  $  0.08    $  0.04    $   0.14    $  0.06
                                                     =======    =======    ========    =======
  Weighted average number of common shares-basic...   13,938     14,306      13,968     14,306
                                                     =======    =======    ========    =======
  Weighted average number of common
     shares-diluted................................   14,007     14,454      14,001     14,450
                                                     =======    =======    ========    =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                     AUGUST 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $  1,920      $    915
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Gain on retirement of senior unsecured notes
            payable.........................................       (200)           --
          Depreciation and amortization.....................      1,136           847
          Change in restricted cash.........................       (175)          (73)
          Increase in real estate projects..................    (10,355)      (39,916)
          (Increase) decrease in receivables, prepaid
            expenses and other assets.......................     (2,039)        8,306
          Decrease in accounts payable and accrued
            liabilities.....................................    (12,119)         (687)
          Minority interest.................................      1,203           452
                                                               --------      --------
            Net cash provided by (used in) operating
               activities...................................    (20,629)      (30,156)
                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment, net..........       (474)         (908)
          Distributions to minority interest................        (83)         (560)
          Decrease (increase) in investment in and advances
            to unconsolidated joint ventures................      3,268        (5,031)
                                                               --------      --------
            Net cash provided by (used in) investing
               activities...................................      2,711        (6,499)
                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowings (payments) on notes payable, net.......     16,959        38,693
          Retirement of senior unsecured notes payable......     (1,770)           --
          Repurchase of common stock........................       (410)           --
                                                               --------      --------
            Net cash provided by (used in) financing
               activities...................................     14,779        38,693
                                                               --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (3,139)        2,038
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      5,782         4,328
                                                               --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  2,643      $  6,366
                                                               ========      ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 1999, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six month periods ended August 31, 1999, are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. The consolidated financial statements include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC") of which the Company owns a majority interest. The accompanying consolidated balance sheets (See Note 3), include the capital accounts of CPH LLC totaling $92 million, $30 million of which is required to be presented as minority interest. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

 2. RECLASSIFICATIONS

     Certain items in prior period financial statements have been reclassified in order to conform with current year presentation.

 3. COMPANY ORGANIZATION AND OPERATIONS

     The Company is a regional builder and developer with operations throughout selected metropolitan areas of Southern California, Nevada, Texas, Arizona and Colorado. The Company's principal business activity is to build and sell single-family homes as well as develop and build commercial and mixed-use projects. The Company's single-family homes are targeted to entry-level, move-up and luxury buyers. The Company has recently expanded its operations to include the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties through non-majority investments in limited liability companies.

     Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. Immediately thereafter, a newly formed unaffiliated investment company, California Housing Finance, L.P. ("CHF"), contributed to the capital of CPH LLC the sum of $30 million in cash and acquired a 32.07% interest in CPH LLC. The Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project specific entities. At August 31, 1999, CPH LLC had $278 million in assets and a net worth of $92 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $298 million and a combined net worth of $247 million at August 31, 1999. Assets under management, including unconsolidated joint ventures, totaled $628 million at August 31, 1999. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC as well as other project-specific entities of which the Company is the managing member pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC and the project-specific entities.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project specific entities.

 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 13 unconsolidated entities at August 31, 1999. The Company's net investment in and advances to unconsolidated entities are as follows at August 31, 1999 and February 28, 1999 (in thousands):

                                                              AUGUST 31,   FEBRUARY 28,
                                                                 1999          1999
                                                              ----------   ------------
JMP Canyon Estates, L.P. ...................................   $   196       $   207
JMP Harbor View, L.P. ......................................       627           677
Grand Coto Estates, L.P. ...................................       755         3,753
M.P.E. Partners, L.P. ......................................     1,815         2,370
RPV Associates, LLC.........................................     1,817         1,644
CPH Dana Point, LLC.........................................       585           793
CPH Monarch Beach, LLC......................................     1,015         1,205
CPH Resorts I, LLC..........................................     3,868         4,268
CPH Vista Palisades, LLC....................................       423           637
Atlanta Huntington Beach, LLC...............................     5,919         5,195
CPH Dos Pueblos, LLC........................................     2,952         2,086
CPH Airport Office Building, LLC............................        29            55
CPH Redhill Office Building, LLC............................        32           411
                                                               -------       -------
                                                               $20,033       $23,301
                                                               =======       =======

     The Company's ownership interests in the above entities vary. Generally, the Company receives a percentage of earnings after a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to the terms of each venture's agreement. The Company's carrying amount in each of the entities equals the underlying equity and reimbursable advances, and there are generally no significant amounts of undistributed earnings. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

     The Company uses the equity method of accounting for its investments in these unconsolidated 50 or less percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     Following is summarized, combined financial information for the unconsolidated entities at August 31, 1999 and February 28, 1999 and for the three and six month periods ended August 31, 1999 and August 31, 1998 (in thousands):

                                     ASSETS

                                                              AUGUST 31,    FEBRUARY 28,
                                                                 1999           1999
                                                              ----------    ------------
Cash........................................................   $  4,831       $  4,373
Real estate projects........................................    239,744        215,620
Commercial buildings........................................     21,040         21,094
Other assets................................................     32,884         57,998
                                                               --------       --------
                                                               $298,499       $299,085
                                                               ========       ========

                             LIABILITIES AND EQUITY

                                                              AUGUST 31,    FEBRUARY 28,
                                                                 1999           1999
                                                              ----------    ------------
Accounts payable and other liabilities......................   $ 31,327       $ 37,113
Notes payable...............................................     19,940         12,100
                                                               --------       --------
                                                                 51,267         49,213
                                                               --------       --------
Equity
  The Company...............................................     15,917         10,680
  Others....................................................    231,315        239,192
                                                               --------       --------
                                                                247,232        249,872
                                                               --------       --------
                                                               $298,499       $299,085
                                                               ========       ========

                                INCOME STATEMENT

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                          ------------------------    ------------------------
                                          AUGUST 31,    AUGUST 31,    AUGUST 31,    AUGUST 31,
                                             1999          1998          1999          1998
                                          ----------    ----------    ----------    ----------
Sales of homes and land.................   $ 8,968       $16,686       $19,871       $26,326
Interest and other income, net..........     2,636            97         4,938           109
                                           -------       -------       -------       -------
                                            11,604        16,783        24,809        26,435
Costs and expenses......................    10,062        14,703        21,931        21,935
                                           -------       -------       -------       -------
Net income..............................   $ 1,542       $ 2,080       $ 2,878       $ 4,500
                                           =======       =======       =======       =======

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

 5. NOTES PAYABLE

     Notes payable at August 31, 1999 and February 28, 1999, are summarized as follows (in thousands):

                                                              AUGUST 31,    FEBRUARY 28,
                                                                 1999           1999
                                                              ----------    ------------
Notes payable to banks, including interest varying from
  prime to thirteen percent, maturing between October 31,
  1999 and July 31, 2001 secured by certain real estate
  projects on a non-recourse basis..........................   $ 79,344       $72,602
Notes payable to banks, including interest at prime with the terms of the commitment reducing commencing December 1,
  1999, secured by certain real estate projects on a
  recourse basis............................................     28,074        17,386
Other.......................................................      1,030         1,501
                                                               --------       -------
                                                               $108,448       $91,489
                                                               ========       =======

 6. NET INCOME PER COMMON SHARE

     Effective February 28, 1998 the Company adopted SFAS No. 128. This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The table below reconciles the components of the basic net income per share calculation to diluted net income per share (in thousands, except per share data):

                                                   THREE MONTHS ENDED
                                 ------------------------------------------------------
                                      AUGUST 31, 1999              AUGUST 31, 1998
                                 -------------------------    -------------------------
                                 INCOME    SHARES     EPS     INCOME    SHARES     EPS
                                 ------    ------    -----    ------    ------    -----
Basic net income per share:
  Income available to common
     stockholders before
     extraordinary item........  $  900    13,938    $0.06     $575     14,306    $0.04
Effect of dilutive securities:
  Warrants.....................      --        22       --       --        148       --
  Stock options................      --        47       --       --         --       --
                                 ------    ------    -----     ----     ------    -----
Diluted net income per share
  before extraordinary item....  $  900    14,007    $0.06     $575     14,454    $0.04
                                 ======    ======    =====     ====     ======    =====

                                                    SIX MONTHS ENDED
                                 ------------------------------------------------------
                                      AUGUST 31, 1999              AUGUST 31, 1998
                                 -------------------------    -------------------------
                                 INCOME    SHARES     EPS     INCOME    SHARES     EPS
                                 ------    ------    -----    ------    ------    -----
Basic net income per share:
  Income available to common
     stockholders before
     extraordinary item........  $1,720    13,968    $0.12     $915     14,306    $0.06
Effect of dilutive securities:
  Warrants.....................      --        --       --       --        144       --
  Stock options................      --        33       --       --         --       --
                                 ------    ------    -----     ----     ------    -----
Diluted net income per share
  before extraordinary item....  $1,720    14,001    $0.12     $915     14,450    $0.06
                                 ======    ======    =====     ====     ======    =====

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

 7. COMMON STOCK REPURCHASE PROGRAM

     The Company has announced a stock repurchase program whereby up to 1,000,000 shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of August 31, 1999, approximately 396,300 shares have been repurchased under this program.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

     The following table illustrates the actual and pro forma results of the Company's operations for the three and six months ended August 31, 1999 and 1998. The pro forma results reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                           ---------------------------------------------
                                              AUGUST 31, 1999         AUGUST 31, 1998
                                           ---------------------    --------------------
                                            ACTUAL     PRO FORMA    ACTUAL     PRO FORMA
                                           --------    ---------    -------    ---------
Sales of homes and land..................  $ 67,383    $ 76,351     $47,411    $ 63,739
Cost of sales............................    54,890      61,653      39,684      52,326
                                           --------    --------     -------    --------
  Gross margin...........................  $ 12,493    $ 14,698     $ 7,727    $ 11,413
                                           ========    ========     =======    ========

                                                         SIX MONTHS ENDED
                                           ---------------------------------------------
                                              AUGUST 31, 1999         AUGUST 31, 1998
                                           ---------------------    --------------------
                                            ACTUAL     PRO FORMA    ACTUAL     PRO FORMA
                                           --------    ---------    -------    ---------
Sales of homes and land..................  $129,357    $149,228     $75,703    $101,418
Cost of sales............................   105,560     121,431      62,450      81,662
                                           --------    --------     -------    --------
  Gross margin...........................  $ 23,797    $ 27,797     $13,253    $ 19,756
                                           ========    ========     =======    ========

     Since the financial restructuring in October 1997, the Company, together with its financial partners, has invested over $305 million in ten new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

     The following table summarizes the joint ventures established since the financial restructuring:

         DESCRIPTION            DATE CLOSED            LOCATION          TOTAL INVESTED
         -----------            -----------            --------          --------------
Residential Development        December, 1997    Dana Point, CA           $ 13 Million
Residential Development        March, 1998       Vista, CA                   3 Million
Mixed Use                      April, 1998       Huntington Beach, CA       34 Million
Commercial Office Bldg         April, 1998       Newport Beach, CA           4 Million
Commercial Office Bldg.(1)     May, 1998         Costa Mesa, CA              9 Million
Commercial Office Bldg.(1)     June, 1998        Laguna Hills, CA            8 Million
Residential Development        June, 1998        Monarch Beach, CA          31 Million
Hotel, Residential and Golf    July, 1998        Monarch Beach, CA         134 Million
  Operations
Residential Development (2)    July, 1998        Newport Beach, CA          52 Million
Golf Course Development        December, 1998    Santa Barbara, CA          14 Million
Industrial Building (2)        August, 1999      Ontario, CA                 3 Million
                                                                          ------------
                                                                          $305 Million
                                                                          ============

---------------
(1) Included in a single joint venture.

(2) Consolidated joint ventures.

OPERATING DATA

     The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                        ------------------------    ------------------------
                                        AUGUST 31,    AUGUST 31,    AUGUST 31,    AUGUST 31,
                                           1999          1998          1999          1998
                                        ----------    ----------    ----------    ----------
New homes delivered:
  California........................             8           37            29            54
  Texas.............................           116          110           228           178
  Nevada............................            80           50           163            98
  Arizona...........................            97           14           173            24
                                        ----------     --------      --------      --------
     Subtotal.......................           301          211           593           354
  Unconsolidated Joint Ventures
     (California)...................             7           24            18            33
                                        ----------     --------      --------      --------
          Total.....................           308          235           611           387
                                        ==========     ========      ========      ========
Lot deliveries......................           341            1           347             2
                                        ==========     ========      ========      ========
Net new orders......................           364          261           713           457
                                        ==========     ========      ========      ========
Average sales price:
  California........................    $1,027,000     $569,000      $821,000      $587,000
  Texas.............................       187,000      157,000       187,000       159,000
  Nevada............................       211,000      192,000       209,000       178,000
  Arizona...........................       146,000      150,000       145,000       157,000
  Combined..........................       221,000      269,000       230,000       260,000

     The following table shows backlog in units and dollars at August 31, 1999 and 1998 for each of the Company's operations, including unconsolidated joint ventures:

                                                             ENDING BACKLOG
                                                 --------------------------------------
                                                  AUGUST 31,1999       AUGUST 31, 1998
                                                 -----------------    -----------------
                                                 UNITS    ($000S)     UNITS    ($000S)
                                                 -----    --------    -----    --------
California.....................................    37     $ 37,600      97     $ 61,200
Texas..........................................   263       52,200     259       42,400
Nevada.........................................   118       23,100      55       11,000
Arizona........................................   145       19,400      35        6,200
Colorado.......................................    36        5,700      --           --
                                                  ---     --------     ---     --------
          Total................................   599     $138,000     446     $120,800
                                                  ===     ========     ===     ========

    SECOND QUARTER OF FISCAL 2000 (ENDED AUGUST 31, 1999) COMPARED TO SECOND QUARTER OF FISCAL 1999 (ENDED AUGUST 31, 1998)

     The Company reported net income of $1.1 million, or $0.08 per share, in the second quarter of fiscal 2000, as compared to net income of $575,000, or $0.04 per share, in the second quarter of fiscal 1999. The current quarter's income included an extraordinary gain of $200,000, or $0.02 per share, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $76.4 million for the second quarter of fiscal 2000 compared to $63.7 million for the second quarter of fiscal 1999. On a consolidated basis, sales of homes and land increased from $47.4 million to $67.4 million for the respective quarters. These increases are due to the significant increase in home closings, offset by a decrease in Company's average sales price per unit to $221,000 in the second quarter of fiscal 2000 from $269,000 in the second quarter of fiscal 1999. Total home closings increased from 235 in the second quarter of fiscal 1999 to 308 in the second quarter of fiscal 2000, including 24 and 7 homes, respectively, closed in unconsolidated joint ventures. The decrease in closings, revenue and backlog in California are due to the recent completion of several projects prior to the opening of several new projects in future quarters.

     The Company's actual gross margin on home and lot closings increased to 18.5% for the second quarter of fiscal 2000 as compared to 16.3% for the second quarter of fiscal 1999. The Company's pro forma gross margin on home and lot closings also increased to 19.3% during the second quarter of fiscal 2000 as compared to 17.9% for the second quarter of fiscal 1999. These increases are due to stronger demand experienced in the Company's markets in the current year.

     Selling, general and administrative expense of $7.4 million for the second quarter of fiscal 2000 increased $1.7 million or 29.6% as compared to the second quarter of fiscal 1999. As a percentage of revenue, selling, general and administrative expense decreased from 12.0 % to 11.0% between quarters, primarily as a function of the 42.1% increase in sales of homes and land in Company-owned projects in the current quarter.

     Income from unconsolidated joint ventures decreased from $2.5 million in the second quarter of fiscal 1999 to $516,000 in the second quarter of fiscal 2000, due to both fewer unit closings and somewhat lower margins experienced in the Company's current joint ventures.

     Interest and other income increased from $168,000 in the second quarter of fiscal 1999 to $278,000 in the second quarter of fiscal 2000.

     Minority interest of $407,000 for the second quarter of fiscal 2000 and $286,000 for the second quarter of fiscal 1999 represents the share of CPH LLC's income attributable to CHF.

     Interest incurred was $5.5 million in the second quarter of fiscal 2000, as compared to $4.2 million in the second quarter of fiscal 1999, while interest expensed was $4.4 million during the second quarter of fiscal 2000, as compared to $3.6 million in the second quarter of fiscal 1999.

    FIRST SIX MONTHS OF FISCAL 2000 (ENDED AUGUST 31, 1999) COMPARED TO FIRST SIX MONTHS OF FISCAL 1999 (ENDED AUGUST 31, 1998)

     The Company reported net income of $1.9 million, or $0.14 per share, for the first six months of fiscal 2000, as compared to $915,000, or $0.06 per share, for the six months ended August 31, 1998. The current period's income included an extraordinary gain of $200,000, or $0.02 per share, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $149.2 million for the first six months of fiscal 2000 compared to $101.4 million for the first six months of fiscal 1999. On a consolidated basis, sales of homes and land increased from $75.7 million to $129.4 million for the respective quarters. These increases are due to an increase in home closings from 387 units to 611 units between periods offset by a decrease in average sales price per unit from $260,000 to $230,000.

     The Company's actual gross margin increased from 17.5% for the first six months of fiscal 1999 to 18.4% for the first six months of fiscal 2000. The Company's pro forma gross margin was 18.6% for the first six months of fiscal 2000 as compared to 19.5% for the first six months of fiscal 1999. The reason for the slight decrease in the proforma gross margins between periods is due to slightly lower margins in the Company's joint ventures in the current year. The Company closed a total of 18 homes in unconsolidated joint ventures in the six months ended August 31, 1999, as compared to 33 homes during the first six months of fiscal 1999.

     Selling, general and administrative expense of $13.6 million for the first six months of fiscal 2000 increased $3.4 million, or 32.8% as compared to the first six months of fiscal 1999. As a percentage of revenue, selling, general and administrative expense decreased from 13.5% for the first six months of fiscal 1999 to 10.5% for the first six months of fiscal 2000, again, due to the significant increase in sales of homes and land in company-owned projects in the current year.

     Income from unconsolidated joint ventures decreased from $3.9 million in the first six months of fiscal 1999 to $1.6 million for the six months ended August 31, 1999, due to the smaller number of unit closings and lower margins.

     Interest and other income decreased from $490,000 in the first six months of fiscal 1999 to $291,000 in the first six months of fiscal 2000, primarily as a result of decreased activity in the Company's mortgage broker operations.

     Minority interest of $893,000 and $452,000 for the six months ended August 31, 2000 and 1999, respectively, represents the share of CPH LLC's income attributable to CHF.

     Interest incurred for the first six months of fiscal 2000 was $10.2 million, as compared to $8.6 million for the first six months of fiscal 1999. Interest expensed was $8.9 million for the first six months of fiscal 2000 compared to $5.7 million in the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of August 31, 1999, the Company has in place several credit facilities totaling $220 million (the "Facilities") with various bank lenders (the "Banks"), of which $107 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC, a consolidated joint venture. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At August 31, 1999, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of August 31, 1999, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

     Homebuilding activity and other development is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors, including CHF, the investor in CPH LLC. In addition, development work undertaken in certain of the Company's joint ventures is financed through various non-recourse lending arrangements. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC. As of August 31, 1999, Senior Notes with a face value of $2,200,000 have been repurchased by the Company. The Senior Notes mature in May, 2002.

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

YEAR 2000 COMPLIANCE

     The Company began assessing its Year 2000 ("Y2K") compliance issues during fiscal 1998 and at that time determined that its primary internal computer hardware and computer software were not Y2K compliant. Subsequently, the Company determined that it would be more cost efficient to install a new Y2K compliant software package than to modify the existing software package. In late 1998, the Company contracted to purchase a new software package and upgraded its existing primary computer hardware system to support the new computer software package, as well as more fully integrate the Company's operations. The Company's current goal is full implementation of the new software package by October 31, 1999.

     As part of a program of continuous technology updates, for the past several years, the Company has upgraded personal computers in its locations and this process will continue. As this occurs during the current year, personal computers at each company location are being tested for Y2K compliance. These personal computer upgrades are considered to be ongoing and are not considered to be specifically Y2K related. The Company has incurred and expects to incur some additional costs to replace or repair such equipment, but has not presently determined the ultimate amount of these costs, which are not expected to be material.

     The Company also is investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company's own vendor compliance program. For example, the Company determined that its voicemail and security systems at its Newport Beach headquarters are not Y2K compliant, and upgrades to both systems were required. The Company's goal is to complete this investigation and any corrective efforts by October 31, 1999, as well. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K noncompliance risks arising from such entities is not expected to have any material effect on the Company. The Company does not believe that it is reasonably likely that Y2K non-compliance will result in disruptions to its business that will have a material adverse effect on the Company.

     To date, the Company has incurred approximately $1,000,000 in connection with Y2K readiness, including hardware, software, consulting fees, and other expenses. The Company expects to incur additional expenditures of less than $100,000 during the remainder of fiscal 2000 in the course of completing its Y2K compliance program. These costs consist primarily of costs of hardware and software which would otherwise be incurred by the Company in the normal course of its business. The additional costs incurred by the Company may vary from these estimates but any such variance is not expected to be material.

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

MARKET RISK EXPENSE

     The "Market Risk Exposure" paragraphs are presented to provide an update about material changes to the "Quantitative and Qualitative Disclosures about Market Risk" paragraphs included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction with those paragraphs.

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. The Company does not use interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company has previously issued $100 million in fixed-rate debt to provide longer-term financing.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based upon the amount of variable rate debt outstanding at the end of the second quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest incurred for the coming year of approximately $1.0 million.

     The Company does not believe that future market interest rate risks related to its debt obligations will have a material impact on the Company's financial position, results of operations or liquidity.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on July 15, 1999, the following directors were elected: Hadi Makarechian, Karlheinz M. Kaiser, Allan L. Acree and William A. Funk. 13,869,973 shares were voted for the election of the named nominees for directors and 2,590 shares were voted withholding authority for such nominees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                           DESCRIPTION                            METHOD OF FILING
    -------                          -----------                            ----------------
      27       Financial Data Schedule................................  Filed with this document

(b) Reports on Form 8-K

     None Filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPITAL PACIFIC HOLDINGS, INC.

Date: October 15, 1999                    By: /s/ HADI MAKARECHIAN
                                            ------------------------------------
                                            Hadi Makarechian,
                                            Chairman of the Board and Chief
                                              Executive
                                            Officer

Date: October 15, 1999                    By: /s/ STEVEN O. SPELMAN, JR.
                                            ------------------------------------
                                            Steven O. Spelman, Jr.,
                                            Senior Vice President, Chief
                                              Financial Officer
                                            and Corporate Secretary
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27      Financial Data Schedule