Form 10-Q
period 1999-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 2000-01-14
CIK 813945

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS AND TITLE OF                          SHARES OUTSTANDING AS OF
                CAPITAL STOCK                                 JANUARY 3, 2000
             ------------------                          ------------------------
        Common Stock, $.10 Par Value                            13,829,011

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----
Item 1.  Financial Statements
         Consolidated Balance Sheets -- November 30, 1999 and
         February 28, 1999...........................................   3
         Consolidated Statements of Income for the Three and Nine
         Months Ended
         November 30, 1999 and 1998..................................   4
         Consolidated Statements of Cash Flows for the Nine Months
         Ended November 30, 1999 and 1998............................   5
         Notes to Consolidated Financial Statements..................   6
Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................  11

                       PART II -- OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................  17

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              NOVEMBER 30,    FEBRUARY 28,
                                                                  1999            1999
                                                              ------------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $   1,686       $   5,782
Restricted cash.............................................       1,251           1,029
Accounts and notes receivable...............................       8,037          12,533
Real estate projects........................................     291,036         261,333
Property, plant and equipment...............................       8,596           9,014
Investment in and advances to unconsolidated joint
  ventures..................................................      15,309          23,301
Prepaid expenses and other assets...........................       9,390          11,771
                                                               ---------       ---------
          Total assets......................................   $ 335,305       $ 324,763
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................   $  21,730       $  37,888
Notes payable...............................................     116,456          91,489
Senior unsecured notes payable..............................      97,800         100,000
                                                               ---------       ---------
          Total liabilities.................................     235,986         229,377
                                                               ---------       ---------
Minority Interest...........................................      31,765          30,032
                                                               ---------       ---------
Stockholders' equity:
  Common stock, par value $ .10 per share, 30,000,000 shares authorized; 13,877,411 and 14,027,911 shares issued and
     outstanding, respectively..............................       1,500           1,500
  Additional paid-in capital................................     211,888         211,888
  Accumulated deficit.......................................    (142,693)       (145,425)
  Treasury stock............................................      (3,141)         (2,609)
                                                               ---------       ---------
          Total stockholders' equity........................      67,554          65,354
                                                               ---------       ---------
          Total liabilities and stockholders' equity........   $ 335,305       $ 324,763
                                                               =========       =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       NOVEMBER 30,           NOVEMBER 30,
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
Sales of homes and land...........................  $63,430    $47,717    $192,787    $123,420
Cost of sales.....................................   49,293     38,157     154,853     100,607
                                                    -------    -------    --------    --------
     Gross margin.................................   14,137      9,560      37,934      22,813
Income from unconsolidated joint ventures.........      315      2,327       1,867       6,182
Selling, general and administrative expenses......   (7,077)    (5,607)    (20,684)    (15,852)
Interest expense..................................   (5,950)    (5,704)    (14,836)    (11,385)
                                                    -------    -------    --------    --------
       Income from operations.....................    1,425        576       4,281       1,758
Interest and other income, net....................      207        234         498         724
Minority Interest.................................     (508)      (163)     (1,401)       (615)
                                                    -------    -------    --------    --------
       Income before income taxes and
          extraordinary item......................    1,124        647       3,378       1,867
Provision for income taxes........................      312        162         846         467
                                                    -------    -------    --------    --------
       Income before extraordinary item...........      812        485       2,532       1,400
Extraordinary gain for debt retired at less than
  face value, net of minority interest and
  taxes...........................................       --         --         200          --
                                                    -------    -------    --------    --------
       Net income.................................  $   812    $   485    $  2,732    $  1,400
                                                    =======    =======    ========    ========
Net income per share-basic and diluted:
  Income per share before extraordinary item......  $  0.06    $  0.03    $   0.18    $   0.10
  Extraordinary gain for debt retired at less than
     face value, net of minority interest and
     taxes........................................       --         --        0.02          --
                                                    -------    -------    --------    --------
  Net income per share............................  $  0.06    $  0.03    $   0.20    $   0.10
                                                    =======    =======    ========    ========
  Weighted average number of common
     shares-basic.................................   13,884     14,306      13,940      14,306
                                                    =======    =======    ========    ========
  Weighted average number of common
     shares-diluted...............................   13,884     14,306      13,957      14,384
                                                    =======    =======    ========    ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE NINE
                                                                 MONTHS ENDED
                                                                 NOVEMBER 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 2,732    $  1,400
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Gain on retirement of senior unsecured notes
           payable..........................................     (200)         --
          Depreciation and amortization.....................    1,472       1,298
          Change in restricted cash.........................     (222)        (94)
          Increase in real estate projects..................  (29,703)    (57,847)
          Decrease in receivables, prepaid expenses and
           other assets.....................................    6,446      11,322
          (Increase) decrease in accounts payable and
           accrued liabilities..............................  (16,224)      1,282
          Minority interest.................................    1,514         615
                                                              -------    --------
            Net cash provided by (used in) operating
              activities....................................  (34,185)    (42,024)
                                                              -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment, net..........     (674)     (1,309)
          Contributions (distributions) to minority
           interest.........................................      106        (593)
          Decrease (increase) in investment in and advances
           to unconsolidated joint ventures.................    7,992      (7,008)
                                                              -------    --------
            Net cash provided by (used in) investing
              activities....................................    7,424      (8,910)
                                                              -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowings (payments) on notes payable, net.......   24,967      50,471
          Retirement of senior unsecured notes payable......   (1,770)         --
          Repurchase of common stock........................     (532)         --
                                                              -------    --------
            Net cash provided by (used in) financing
              activities....................................   22,665      50,471
                                                              -------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (4,096)       (463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    5,782       4,328
                                                              -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 1,686    $  3,865
                                                              =======    ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 1999, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine month periods ended November 30, 1999, are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. The consolidated financial statements include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC") of which the Company owns a majority interest. The accompanying consolidated balance sheets (See Note 3), include the capital accounts of CPH LLC totaling $93 million, $31 million of which is required to be presented as minority interest. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

 2. RECLASSIFICATIONS

     Certain items in prior period financial statements have been reclassified in order to conform with current year presentation.

 3. COMPANY ORGANIZATION AND OPERATIONS

     The Company is a regional builder and developer with operations throughout selected metropolitan areas of Southern California, Nevada, Texas, Arizona and Colorado. The Company's principal business activity is to build and sell single-family homes and develop and build commercial and mixed-use projects. The Company's single-family homes are targeted to entry-level, move-up and luxury buyers. The Company has recently expanded its operations to include the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties through non-majority investments in limited liability companies.

     Effective as of October 1, 1997, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. At the current time, the Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. An unaffiliated investment company, California Housing Finance, L.P. ("CHF") holds a 32.07% minority interest in CPH LLC as a result of a cash investment in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project specific entities. At November 30, 1999, CPH LLC had $270 million in assets and a net worth of $93 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $319 million and a combined net worth of $259 million at November 30, 1999. Assets under management, including unconsolidated joint ventures, totaled $654 million at November 30, 1999. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC as well as other project-specific entities of which the Company is the managing member pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC and the project-specific entities.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 13 unconsolidated entities at November 30, 1999. The Company's net investment in and advances to unconsolidated entities are as follows at November 30, 1999 and February 28, 1999 (in thousands):

                                                              NOVEMBER 30,    FEBRUARY 28,
                                                                  1999            1999
                                                              ------------    ------------
JMP Canyon Estates, L.P. ...................................    $   193         $   207
JMP Harbor View, L.P. ......................................        626             677
Grand Coto Estates, L.P. ...................................        (15)          3,753
M.P.E. Partners, L.P. ......................................      1,897           2,370
RPV Associates, LLC.........................................      3,270           1,644
CPH Dana Point, LLC.........................................        402             793
CPH Monarch Beach, LLC......................................        416           1,205
CPH Resorts I, LLC..........................................      3,971           4,268
CPH Vista Palisades, LLC....................................        454             637
Atlanta Huntington Beach, LLC...............................        770           5,195
CPH Dos Pueblos, LLC........................................      3,279           2,086
CPH Airport Office Building, LLC............................          7              55
CPH Redhill Office Building, LLC............................         39             411
                                                                -------         -------
                                                                $15,309         $23,301
                                                                =======         =======

     The Company's ownership interests in the above entities vary. Generally, the Company receives a percentage of earnings after a preferred return on invested capital is paid. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to the terms of each venture's agreement. The Company's carrying amount in each of the entities equals the underlying equity and reimbursable advances, and there are generally no significant amounts of undistributed earnings. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

     The Company uses the equity method of accounting for its investments in these unconsolidated 50 or less percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     Following is summarized, combined financial information for the unconsolidated entities at November 30, 1999 and February 28, 1999 and for the three and nine month periods ended November 30, 1999 and November 30, 1998 (in thousands):

                                     ASSETS

                                                              NOVEMBER 30,    FEBRUARY 28,
                                                                  1999            1999
                                                              ------------    ------------
Cash........................................................    $  5,656        $  4,373
Real estate projects........................................     260,802         215,620
Commercial buildings........................................      21,122          21,094
Other assets................................................      31,294          57,998
                                                                --------        --------
                                                                $318,874        $299,085
                                                                ========        ========

                             LIABILITIES AND EQUITY

                                                              NOVEMBER 30,    FEBRUARY 28,
                                                                  1999            1999
                                                              ------------    ------------
Accounts payable and other liabilities......................    $ 25,466        $ 37,113
Notes payable...............................................      34,884          12,100
                                                                --------        --------
                                                                  60,350          49,213
                                                                --------        --------
Equity......................................................     258,524         249,872
                                                                --------        --------
                                                                $318,874        $299,085
                                                                ========        ========

                                INCOME STATEMENT

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                  ----------------------------    ----------------------------
                                  NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                                      1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
Sales of homes and land.........     $2,272         $ 9,091         $22,143         $35,417
Interest and other income,
  net...........................      3,258           3,535           8,196           3,644
                                     ------         -------         -------         -------
                                      5,530          12,626          30,339          39,061
Costs and expenses..............      3,860          11,469          25,791          33,404
                                     ------         -------         -------         -------
Net income......................     $1,670         $ 1,157         $ 4,548         $ 5,657
                                     ======         =======         =======         =======

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

 5. NOTES PAYABLE

     Notes payable at November 30, 1999 and February 28, 1999, are summarized as follows (in thousands):

                                                              NOVEMBER 30,    FEBRUARY 28,
                                                                  1999            1999
                                                              ------------    ------------
Notes payable to banks, including interest varying from
prime to thirteen percent, maturing between June 15, 2000,
1999 and July 31, 2001 secured by certain real estate
projects on a non-recourse basis............................    $ 99,141        $72,602
Notes payable to banks, including interest at prime with the terms of the commitment reducing commencing August 1,
  2001, secured by certain real estate projects on a
  recourse basis............................................      16,790         17,386
Other.......................................................         525          1,501
                                                                --------        -------
                                                                $116,456        $91,489
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

                                                  THREE MONTHS ENDED
                                -------------------------------------------------------
                                    NOVEMBER 30, 1999             NOVEMBER 30, 1998
                                --------------------------    -------------------------
                                INCOME    SHARES      EPS     INCOME    SHARES     EPS
                                ------    -------    -----    ------    ------    -----
Basic net income per share:
  Income available to common
     stockholders before
     extraordinary item.......  $  812     13,884    $0.06    $  485    14,306    $0.03
Effect of dilutive securities:
  Warrants....................      --         --       --        --        --       --
  Stock options...............      --         --       --        --        --       --
                                ------    -------    -----    ------    ------    -----
Diluted net income per share
  before extraordinary item...  $  812     13,884    $0.06    $  485    14,306    $0.03
                                ======    =======    =====    ======    ======    =====

                                                   NINE MONTHS ENDED
                                -------------------------------------------------------
                                    NOVEMBER 30, 1999             NOVEMBER 30, 1998
                                --------------------------    -------------------------
                                INCOME    SHARES      EPS     INCOME    SHARES     EPS
                                ------    -------    -----    ------    ------    -----
Basic net income per share:
  Income available to common
     stockholders before
     extraordinary item.......  $2,532     13,940    $0.18    $1,400    14,306    $0.10
Effect of dilutive securities:
  Warrants....................      --         --       --        --        78       --
  Stock options...............      --         17       --        --        --       --
                                ------    -------    -----    ------    ------    -----
Diluted net income per share
  before extraordinary item...  $2,532     13,957    $0.18    $1,400    14,384    $0.10
                                ======    =======    =====    ======    ======    =====

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

 7. COMMON STOCK REPURCHASE PROGRAM

     The Company has announced a stock repurchase program whereby up to 1,000,000 shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of November 30, 1999, approximately 428,000 shares have been repurchased under this program.

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

     The following table illustrates the actual and pro forma results of the Company's operations for the three and nine months ended November 30, 1999 and 1998. The pro forma results reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                ----------------------------------------------------------------
                                      NOVEMBER 30, 1999                 NOVEMBER 30, 1998
                                ------------------------------    ------------------------------
                                                PRO FORMA WITH                    PRO FORMA WITH
                                CONSOLIDATED    JOINT VENTURES    CONSOLIDATED    JOINT VENTURES
                                ------------    --------------    ------------    --------------
Sales of homes and land.......    $ 63,430         $ 65,702         $ 47,717         $ 56,561
Cost of sales.................      49,293           49,785           38,157           45,772
                                  --------         --------         --------         --------
  Gross margin................    $ 14,137         $ 15,917         $  9,560         $ 10,789
                                  ========         ========         ========         ========

                                                       NINE MONTHS ENDED
                                ----------------------------------------------------------------
                                      NOVEMBER 30, 1999                 NOVEMBER 30, 1998
                                ------------------------------    ------------------------------
                                                PRO FORMA WITH                    PRO FORMA WITH
                                CONSOLIDATED    JOINT VENTURES    CONSOLIDATED    JOINT VENTURES
                                ------------    --------------    ------------    --------------
Sales of homes and land.......    $192,787         $214,930         $123,420         $157,979
Cost of sales.................     154,853          171,216          100,607          127,434
                                  --------         --------         --------         --------
  Gross margin................    $ 37,934         $ 43,714         $ 22,813         $ 30,545
                                  ========         ========         ========         ========

     Since the financial restructuring in October 1997, the Company, together with its financial partners, has invested over $336 million in 11 new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

     The following table summarizes the joint ventures established since the financial restructuring:

        DESCRIPTION           DATE CLOSED             LOCATION            TOTAL INVESTED
        -----------           -----------             --------            --------------
Residential Development      December, 1997  Dana Point, CA                $ 13 Million
Residential Development      March, 1998     Vista, CA                        3 Million
Mixed Use                    April, 1998     Huntington Beach, CA            35 Million
Commercial Office Bldg       April, 1998     Newport Beach, CA                4 Million
Commercial Office Bldg.(1)   May, 1998       Costa Mesa, CA                   9 Million
Commercial Office Bldg.(1)   June, 1998      Laguna Hills, CA                 8 Million
Residential Development      June, 1998      Monarch Beach, CA               36 Million
Hotel, Residential and Golf  July, 1998      Monarch Beach, CA              140 Million
  Operations
Residential Development(2)   July, 1998      Newport Beach, CA               65 Million
Golf Course Development      December, 1998  Santa Barbara, CA               14 Million
Industrial Building(2)       August, 1999    Ontario, CA                      3 Million
Residential Development(2)   September,1999  Yucaipa, CA                      6 Million
                                                                           ------------
                                                                           $336 Million
                                                                           ============

---------------
(1) Included in a single joint venture.

(2) Consolidated joint ventures.

OPERATING DATA

     The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                  ----------------------------    ----------------------------
                                  NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                                      1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
New homes delivered:
  California....................           12             35              41              89
  Texas.........................          113            119             341             297
  Nevada........................           87             34             250             132
  Arizona.......................           67              9             240              33
  Colorado......................            9             --               9              --
                                   ----------       --------        --------        --------
     Subtotal...................          288            197             881             551
  Unconsolidated Joint Ventures
     (California)...............            3              8              21              41
                                   ----------       --------        --------        --------
          Total.................          291            205             902             592
                                   ==========       ========        ========        ========
Lot deliveries..................           --              2             347               4
                                   ==========       ========        ========        ========
Net new orders..................          380            249           1,093             706
                                   ==========       ========        ========        ========
Average home sales price:
  California....................   $1,087,000       $660,000        $886,000        $608,000
  Texas.........................      186,000        168,000         187,000         162,000
  Nevada........................      191,000        194,000         203,000         182,000
  Arizona.......................      148,000        155,000         145,000         156,000
  Colorado......................      211,000             --         211,000              --
  Combined......................      226,000        273,000         229,000         264,000

     The following table shows backlog in units and dollars at November 30, 1999 and 1998 for each of the Company's operations, including unconsolidated joint ventures:

                                                             ENDING BACKLOG
                                                 --------------------------------------
                                                 NOVEMBER 30, 1999    NOVEMBER 30, 1998
                                                 -----------------    -----------------
                                                 UNITS    ($000S)     UNITS    ($000S)
                                                 -----    --------    -----    --------
California.....................................    58     $ 61,200      83     $ 73,200
Texas..........................................   280       55,300     246       44,600
Nevada.........................................   124       25,700      76       14,800
Arizona........................................   137       19,200      85       12,700
Colorado.......................................    89       15,400      --           --
                                                  ---     --------     ---     --------
          Total................................   688     $176,800     490     $145,300
                                                  ===     ========     ===     ========

     THIRD QUARTER OF FISCAL 2000 (ENDED NOVEMBER 30, 1999) COMPARED TO THIRD QUARTER OF FISCAL 1999 (ENDED NOVEMBER 30, 1998)

     The Company reported net income of $812,000 or $0.06 per share, in the third quarter of fiscal 2000, as compared to net income of $485,000, or $0.03 per share, in the third quarter of fiscal 1999.

     Sales of homes and land including unconsolidated joint ventures were $65.7 million for the third quarter of fiscal 2000 compared to $56.6 million for the third quarter of fiscal 1999. On a consolidated basis, sales of homes and land increased to $63.4 million from $47.7 million for the respective quarters. These increases are due to the significant increase in home closings, offset by a decrease in Company's average sales price per home to $226,000 in the third quarter of fiscal 2000 from $273,000 in the third quarter of fiscal 1999. The decrease in the average sales price per home reflects a proportionate decrease in unit sales in California. Total home closings increased from 205 in the third quarter of fiscal 1999 to 291 in the third quarter of fiscal 2000, including 8 and 3 homes, respectively, closed in unconsolidated joint ventures.

     The Company's actual gross margin on home and lot closings increased to 22.3% for the third quarter of fiscal 2000 as compared to 20.0% for the third quarter of fiscal 1999. The Company's pro forma gross margin on home and lot closings also increased to 24.2% during the third quarter of fiscal 2000 as compared to 19.1% for the third quarter of fiscal 1999. These increases are due to stronger demand experienced in the Company's markets in the current year.

     Selling, general and administrative expense of $7.1 million for the third quarter of fiscal 2000 increased $1.5 million or 26.2% as compared to the third quarter of fiscal 1999. As a percentage of revenue, selling, general and administrative expense decreased from 11.8% to 11.2% between quarters, primarily as a function of the 32.9% increase in sales of homes and land in Company-owned projects in the current quarter.

     Income from unconsolidated joint ventures decreased from $2.3 million in the third quarter of fiscal 1999 to $315,000 in the third quarter of fiscal 2000, due primarily to fewer unit closings as inventory is reduced.

     Interest and other income decreased slightly from $234,000 in the third quarter of fiscal 1999 to $207,000 in the third quarter of fiscal 2000.

     Minority interest of $508,000 for the third quarter of fiscal 2000 and $163,000 for the third quarter of fiscal 1999 primarily represents the share of CPH LLC's income attributable to CHF.

     Interest incurred was $6.6 million in the third quarter of fiscal 2000, as compared to $6.7 million in the third quarter of fiscal 1999, while interest expensed was $6.0 million during the third quarter of fiscal 2000, as compared to $5.7 million in the third quarter of fiscal 1999.

     FIRST NINE MONTHS OF FISCAL 2000 (ENDED NOVEMBER 30, 1999) COMPARED TO FIRST NINE MONTHS OF FISCAL 1999 (ENDED NOVEMBER 30, 1998)

     The Company reported net income of $2.7 million, or $0.20 per share, for the first nine months of fiscal 2000, as compared to $1.4 million, or $0.10 per share, for the nine months ended November 30, 1998. The current period's income included an extraordinary gain of $200,000, or $0.02 per share, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $214.9 million for the first nine months of fiscal 2000 compared to $158.0 million for the first nine months of fiscal 1999. On a consolidated basis, sales of homes and land increased to $192.8 million from $123.4 million for the respective nine month periods. These increases are due to an increase in home closings from 592 units to 902 units between periods offset by a decrease in average sales price per home from $264,000 to $229,000. The decrease in the average sales price per home reflects a proportionate decrease in unit sales in California.

     The Company's actual gross margin increased from 18.5% for the first nine months of fiscal 1999 to 19.7% for the first nine months of fiscal 2000. The Company's pro forma gross margin was 20.3% for the first nine months of fiscal 2000 as compared to 19.3% for the first nine months of fiscal 1999. The Company closed a total of 21 homes in unconsolidated joint ventures in the nine months ended November 30, 1999, as compared to 41 homes during the first nine months of fiscal 1999.

     Selling, general and administrative expense of $20.7 million for the first nine months of fiscal 2000 increased $4.8 million, or 30.5% as compared to the first nine months of fiscal 1999. As a percentage of revenue, selling, general and administrative expense decreased from 12.8% for the first nine months of fiscal 1999 to 10.7% for the first nine months of fiscal 2000, again, due to the significant increase in sales of homes and land in company-owned projects in the current year.

     Income from unconsolidated joint ventures decreased from $6.2 million in the first nine months of fiscal 1999 to $1.9 million for the nine months ended November 30, 1999, due primarily to the smaller number of unit closings as inventory is reduced.

     Interest and other income decreased from $724,000 in the first nine months of fiscal 1999 to $498,000 in the first nine months of fiscal 2000, primarily as a result of decreased activity in the Company's mortgage broker operations.

     Minority interest of $1.4 million and $615,000 for the nine months ended November 30, 1999 and 1998, respectively, represents the share of CPH LLC's income attributable to CHF.

     Interest incurred for the first nine months of fiscal 2000 was $16.8 million, as compared to $15.3 million for the first nine months of fiscal 1999. Interest expensed was $14.8 million for the first nine months of fiscal 2000 compared to $11.4 million in the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of November 30, 1999, the Company has in place several credit facilities totaling $225 million (the "Facilities") with various bank lenders (the "Banks"), of which $116 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC, a consolidated joint venture. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At November 30, 1999, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of November 30, 1999, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC. As of November 30, 1999, Senior Notes with a face value of $2.2 million have been repurchased by the Company. The Senior Notes mature in May, 2002.

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

YEAR 2000 COMPLIANCE

     The Company began assessing its Year 2000 ("Y2K") compliance issues during fiscal 1998 and at that time determined that its primary internal computer hardware and computer software were not Y2K compliant. Subsequently, the Company determined that it would be more cost efficient to install a new Y2K compliant software package than to modify the existing software package. In late 1998, the Company contracted to purchase a new software package and upgraded its existing primary computer hardware system to support the new software, as well as more fully integrate the Company's operations. The new software package was substantially implemented by November 30, 1999.

     The Company also investigated the Y2K compliance status of its vendors, subcontractors and suppliers through the Company's own vendor compliance program. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K noncompliance risks arising from such entities was not expected to have a material effect on the Company.

     To date, the Company has incurred approximately $1.0 million in connection with Y2K readiness, including hardware, software, consulting fees, and other expenses. The Company expects to incur additional expenditures of less than $100,000 during the remainder of fiscal 2000 in the course of completing its Y2K compliance program. These costs consist primarily of costs of hardware and software which would otherwise be incurred by the Company in the normal course of its business. The additional costs incurred by the Company may vary from these estimates but any such variance is not expected to be material.

     As of January 14, 2000, the Company is not aware of any significant Y2K issues which have impacted its operations.

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

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company has previously issued $100 million in fixed-rate Senior Notes to provide longer-term financing. At November 30, 1999, $97.8 million of the Senior Notes remain outstanding.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based upon the amount of variable rate debt outstanding at the end of the third quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest incurred for the coming year of approximately $1.2 million.

     The Company does not believe that future market interest rate risks related to its debt obligations will have a material impact on the Company's financial position, results of operations or liquidity.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                         DESCRIPTION                            METHOD OF FILING
-------                        -----------                            ----------------
  27      Financial Data Schedule..............................   Filed with this document

(b) Reports on Form 8-K

     None Filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2000                    By: /s/ HADI MAKARECHIAN
                                            ------------------------------------
                                            Hadi Makarechian
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                              President
                                            (Principal Executive Officer)

Date: January 14, 2000                    By: /s/ STEVEN O. SPELMAN, JR.
                                            ------------------------------------
                                            Steven O. Spelman, Jr.
                                            Senior Vice President,
                                            Chief Financial Officer and
                                              Corporate Secretary
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27       Financial Data Schedule