Form 10-K
period 2000-02-29
CAPITAL PACIFIC HOLDINGS INC
filed 2000-05-30
CIK 813945

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

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 1, 2000, the aggregate market value of the voting stock held by persons other than the directors, executive officers and principal shareholders filing Schedules 13D of the Registrant was $6,397,993 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its principal shareholders, directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

     At May 1, 2000, there were 13,791,211 shares of Common Stock outstanding.

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission no later than June 28, 2000.

================================================================================

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

     Capital Pacific Holdings, Inc., together with its subsidiaries (the "Company"), is a regional builder and developer with operations throughout selected metropolitan areas of Southern California, Nevada, Texas, Arizona and Colorado. The Company's principal business activities are to build and sell single-family homes and to develop and build commercial and mixed-use projects. The Company's single-family homes are targeted to entry-level, move-up and luxury buyers. The acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties, is accomplished primarily through non-majority investments in limited liability companies. Since 1975, the Company has built and sold over 22,000 homes in the markets it serves. During the fiscal year ended February 29, 2000, the Company (including unconsolidated joint ventures) closed 2,006 home and lot sales, including 1,296 homes, at an average home sales price of $233,000. The Company currently conducts its operations under various names, including the name Capital Pacific Homes in California, Nevada, Arizona and Colorado and Clark Wilson Homes, Inc. ("Clark Wilson") in Texas.

     In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to Capital Pacific Holdings, LLC ("CPH LLC") substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. At the current time, the Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. An unaffiliated investment company, California Housing Finance, L.P. ("CHF") holds a 32.07% minority interest in CPH LLC as a result of a cash investment in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project-specific entities. Assets under management, including assets owned by unconsolidated joint ventures, totaled $703 million at February 29, 2000 in 62 residential and commercial properties. At February 29, 2000, CPH LLC had $281 million in assets and a net worth of $100 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $345 million and a combined net worth of $282 million at February 29, 2000. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC as well as other project-specific entities of which the Company is the managing member pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC and the project-specific entities.

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

          (3) Enhancing the Company's capital base and sources of financial liquidity. In addition to the equity and restructuring transaction described above, the Company has diversified sources of financing and will continue to pursue new financing alternatives in the future. In fiscal year 1995, the Company accessed the public debt capital markets through the sale of $100 million of 12 3/4% Senior Notes ("Senior Notes") including 790,000 warrants to purchase common stock (the "Offering"). The Senior Notes are due May 1, 2002. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital purposes. Effective upon the completion of the October 1, 1997 equity and restructuring transaction, the obligations under the Senior Notes were transferred to CPH LLC. Credit facilities in place at February 29, 2000 totaled $225 million, of which $126 million was outstanding. The Company intends to maintain, through CPH LLC, its traditional lending relationships as a source of liquidity to the extent permitted by the indenture (the "Indenture") to which the Notes are subject. The Company believes this financing strategy allows orderly growth and greater flexibility to react quickly to changing market conditions. The Company also utilizes joint ventures within its operations as a source of financing and risk management. At February 29, 2000, the Company had 12 active joint ventures. The Company has successfully completed several projects and closed many homes utilizing this strategy in the past.

          (4) Controlling costs and maintaining operational efficiency. The Company has job cost, warranty tracking and construction scheduling systems and other quality controls to control costs and to reduce the effect of certain risks inherent in the home-building industry. These systems and controls enable the Company to monitor and improve its efficiencies.

          (5) Minimizing inventory risk. The Company tries to carefully manage its land and inventory risk in a variety of ways. The Company monitors its supply of owned, optioned and controlled land to maintain an adequate pipeline of building lots in each of its markets while avoiding excess land holdings. For its homebuilding projects, the Company generally prefers to purchase entitled land, typically in parcels of only 50 to 250 lots, and makes use of options, seller financing and joint ventures, when available, to reduce its capital commitment and exposure to risks. "Entitled" land is generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, including any required tract maps and subdivision approvals. The Company generally tries to limit its speculative building by commencing construction only after some sales have been made and tries to limit each construction phase to between 10 and 15 units. The Company generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 48 month period in California, and in amounts sufficient to support home production and sales over an 18 to 36 month period in Nevada, Texas, Arizona and Colorado. In Nevada, the Company's decision on maintenance of inventory will depend upon its future judgments regarding market conditions.

          (6) Land Development. In certain project-specific joint ventures, the Company has purchased unentitled land, with the intention of obtaining the required entitlements and then either selling the unimproved land, developing lots and selling them to other builders or building homes itself. Due in part to a declining inventory of entitled land in certain of the Company's markets and its increasing commercial and mixed use activities, the Company's land development activities have increased.

          (7) Commercial and mixed-use development. The Company's operating strategy also encompasses the development of commercial and mixed-use projects, as well as ownership of existing commercial properties, primarily through non-majority investments in limited liability companies. These projects are typically structured as joint ventures with the majority of the capital provided by financial partners. This strategy enables the Company to take advantage of unique opportunities in selected infill projects and also provides a measure of diversification within the real estate development arena. The Company's commercial and mixed-use portfolio currently includes by a 400 room, five-star hotel which is midway through construction and an operating oceanfront golf course, both in Monarch Beach, California. In addition, the Company is pursuing entitlements on a 31 acre mixed-use coastal parcel in

     Huntington Beach, California, as well as certain other residential and golf course parcels throughout California. The Company also operates three office buildings located in Orange County California totaling 164,400 square feet. In addition, the Company owns two office facilities, totaling 63,600 square feet, from which it conducts its California and Nevada operations and within which it leases available space to third parties.

HOMEBUILDING GEOGRAPHIC MARKETS

     At February 29, 2000, the Company, either directly or through joint ventures, owned lots in various stages of development with respect to approximately 56 residential projects, including 12 projects located in the Orange, Los Angeles and Riverside Counties of Southern California, 9 projects located in Las Vegas, Nevada, 16 projects located in Austin, Texas, 12 projects located in Phoenix, Arizona and 7 projects in the Denver metropolitan and Colorado Springs areas of Colorado. The Company is currently selling homes in 41 of these projects. The Company's homes for sale currently range in size from 3,000 to 8,000 square feet in Southern California, from 1,100 to 3,600 square feet in Nevada, from 930 to 4,500 square feet in Texas, from 930 to 3,700 square feet in Arizona and from 1,100 to 2,200 square feet in Colorado. The Company's homes are currently priced from $460,000 to $3,500,000 in Southern California, from $110,000 to $337,000 in Nevada, from $81,000 to $452,000 in Texas, from
$82,000 to $350,000 in Arizona, and from $110,0000 to $229,000 in Colorado.

     The following table sets forth the estimated number of homes under construction and lots owned, under option and controlled as of February 29, 2000:

                ESTIMATED NUMBER OF HOUSING UNITS THAT COULD BE
           CONSTRUCTED ON LAND CONTROLLED AS OF FEBRUARY 29, 2000(a)

                                                                     LOTS
                                         HOMES UNDER      LOTS       UNDER          LOTS
REGION                                 CONSTRUCTION(B)    OWNED    OPTION(C)    CONTROLLED(D)    TOTAL
------                                 ---------------    -----    ---------    -------------    -----
Southern California..................        115            703        --             240        1,058
Nevada...............................        113            252       196              --          561
Texas................................        266            897       394              --        1,557
Arizona..............................        110            438        --             332          880
Colorado.............................        118            329       259             474        1,180
                                             ---          -----       ---           -----        -----
          Total......................        722          2,619       849           1,046        5,236
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

     The table below summarizes the residential developments currently in process in the Company's geographic markets:

                                                                                                   UNITS
                                  NUMBER OF           NUMBER OF         TOTAL         UNITS      REMAINING
                              PROJECTS HELD FOR      PROJECTS IN        UNITS       CLOSED IN        AT
REGION                         DEVELOPMENT(A)      SALES STAGE(B)     PLANNED(C)     FY 2000     2/29/00(C)
------                        -----------------    ---------------    ----------    ---------    ----------
Southern California.........         12                   7             1,028           131          818
Nevada......................          9                   8             1,750           791          561
Texas.......................         16                  12             3,296           568        1,557
Arizona.....................         12                   9               959           358          548
Colorado....................          7                   5               864           158          706
                                     --                  --             -----         -----        -----
          Total.............         56                  41             7,897         2,006        4,190
                                     ==                  ==             =====         =====        =====

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

JOINT VENTURES

     The Company conducts its operations as either wholly owned projects or through joint ventures in which the joint venture partner typically provides more than a majority of the capital and/or financing required for the project. The Company has utilized joint ventures in order to increase access to sources of capital, financing and quality sites. The Company expects to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company.

     Since the financial restructuring in fiscal year 1998, the Company, together with its financial partners, has invested over $390 million in 11 new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

Residential Joint Ventures

     At February 29, 2000, the Company's residential joint ventures were as follows:

                                                                                    UNITS
                                                                                  REMAINING
                                                   TOTAL UNITS    UNITS CLOSED       AT
JOINT VENTURE                                        PLANNED       IN FY 2000      2/29/00
-------------                                      -----------    ------------    ---------
Grand Coto Estates, LP -- Orange County..........       93             11             --
M.P.E. Partners, LP -- Los Angeles County........       51             10             --
RPV Associates, LLC -- Los Angeles County........       79              0             79
CPH Dana Point, LLC -- Orange County.............       44              0             44
CPH Monarch Beach, LLC -- Orange County..........       65              6             59
CPH Resorts I, LLC -- Orange County(a)...........      238              0            238
CPH Newport Coast, LLC -- Orange County(b).......       97              1             96
CPH Vista Palisades, LLC -- San Diego County.....       55              0             55
CPH Yucaipa I, LLC -- Riverside County(b)........      100             --            671
                                                       ---             --            ---
                                                       822             28            571
                                                       ===             ==            ===

---------------
     (a) Residential portion of joint venture.

     (b) Consolidated joint venture.

Mixed-Use and Commercial Joint Ventures

     At February 29, 2000, the Company's mixed-use and commercial joint ventures were as follows:

JOINT VENTURE                                          DESCRIPTION
-------------                                          -----------
Atlanta Huntington Beach, LLC...........  Mixed-use
CPH Resorts I, LLC(a)...................  Hotel, Residential and Golf Operations
CPH Dos Pueblos Associates, LLC.........  Golf Course Development
CPH Airport Office Building, LLC........  Commercial Office Building
CPH Redhill Office Building, LLC........  Commercial Office Buildings
CPH Jurupa/Milliken, LLC(b).............  Industrial Buildings

---------------
     (a) Commercial portion of joint venture.

     (b) Consolidated joint venture.

LAND ACQUISITION

     For typical residential developments, the Company tries to purchase and hold land in California in amounts sufficient to support home production and sales over a 24 to 48 month period. The Company also tries to maintain an additional 18-month supply of entitled land through options and other means. The Company typically purchases or options entitled land in Texas, Arizona and Colorado in amounts sufficient to support home production and sales over an 18 month to 36 month period. In Nevada, the Company's decision on maintenance of inventory will depend upon its future judgments regarding market conditions. The Company typically does not acquire and hold land for speculative investment.

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

     During fiscal years 1999 and 2000, the Company expanded its land development presence in the Southern California market. Specifically, four projects, all structured as joint ventures, currently consist of land in various stages of entitlement. Due in part to a declining inventory of entitled land in certain of the Company's markets and its increasing commercial and mixed-use activities, the Company's land development activities have increased.

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

DEVELOPMENT AND CONSTRUCTION

     The Company acts as the general contractor for the construction of its projects, except in certain commercial projects. Virtually all construction work for the Company is performed by subcontractors. The Company's consultants and employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding on a project by project basis. The Company has established relationships with a large number of subcontractors and is not dependent to any material degree upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.

     The Company typically develops its residential projects in several phases generally averaging approximately 10 to 15 homes per phase. From market studies, the Company determines the number of homes to be built in the first phase, the appropriate price range for the market and other factors. The first phase of home construction is typically small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes. Subsequent phases are generally not started until 50% to 75% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate market data which, along with information such as time of year, the local labor situation and the availability of materials and supplies, enables the Company to determine the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the above factors, the Company typically completes construction of a phase within one of its California developments in approximately six to ten months for larger homes and four to five months for smaller homes and within its Nevada, Texas, Arizona and Colorado developments within three to four months.

SALES AND MARKETING

     The Company typically builds, furnishes and landscapes model homes for each residential project and maintains on-site sales offices, which are usually open seven days a week. Management believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes generally are not permitted, but homebuyers may select various optional construction and design amenities.

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

     The Company generally opens an on-site sales office before the construction of the model homes is completed. This on-site sales office is utilized as a temporary sales center to commence the sales process to potential customers. Potential homebuyers may reserve a home by submitting a refundable deposit (a reservation deposit) usually ranging from $500 to $20,000 and executing a reservation document. The Company then conducts preliminary research concerning the credit status of the potential homebuyer in order to "pre-qualify" the homebuyer. Once the prospective homebuyer has been "pre-qualified" and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must then convert the reservation deposit to an "earnest money deposit" and complete a purchase contract for the purchase of their home. The Company attempts to keep its contract cancellation rate low by attempting to pre-qualify prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process. When home purchase contracts are canceled, damages are usually limited to a percentage of the purchase price of the home and may be less pursuant to applicable law or to the terms of the purchase contract. The Company generally determines whether to seek to obtain such damages on a case-by-case basis. When home purchase contracts are canceled, the Company is usually able to identify alternate homebuyers.

     The Company makes extensive use of advertising and promotional resources, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signboards in the immediate areas of its projects, and occasionally places radio and television advertisements. Because the Company usually offers multiple projects within a market area, it is able to utilize regional advertising that highlights all of the Company's projects within that same market area. The Company's wholly-owned subsidiary, Creative Design & Media, designs most advertising materials and brochures for the Company's California operations.

     The Company has established a highly sophisticated website on the Internet, www.cph-inc.com. The Company utilizes the Internet through its website address to augment its advertising and promotional activities. In addition, Clark Wilson Homes recently won several awards in Texas for its website which can be found at www.clarkwilsonhomes.com.

     The Company provides flooring and other amenities and upgrades to its homebuyers in California through Newport Design and through its design center in Texas.

OPERATING DATA

     The following table shows new home and lot deliveries, net new orders and average sales prices for each of the last three fiscal years for each of the Company's residential operations, including unconsolidated joint ventures:

                                                                            YEAR END
                                                          --------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,
                                                              1998            1999            2000
                                                          ------------    ------------    ------------
New homes delivered:
  California............................................         246             119              58
  Texas.................................................         343             438             471
  Nevada................................................         208             217             339
  Arizona...............................................          76              70             358
  Colorado..............................................          --              --              42
                                                            --------        --------        --------
     Subtotal...........................................         873             844           1,268
  Unconsolidated Joint Ventures (California)............          36              88              28
                                                            --------        --------        --------
     Total homes delivered..............................         909             932           1,296
                                                            --------        --------        --------
  Lots delivered........................................          60              50             710
                                                            --------        --------        --------
          Total homes and lots delivered................         969             982           2,006
                                                            ========        ========        ========
  Net new orders........................................         919           1,053           1,397
                                                            ========        ========        ========
Average sales price for homes delivered:
  California (excluding unconsolidated joint
     ventures)..........................................    $370,000        $566,000        $898,000
  California (including unconsolidated joint
     ventures)..........................................     404,000         698,000         935,000
  Texas.................................................     157,000         164,000         189,000
  Nevada................................................     161,000         190,000         206,000
  Arizona...............................................     142,000         148,000         144,000
  Colorado..............................................          --              --         193,000
  Combined (excluding unconsolidated joint ventures)....     217,000         224,000         216,000
  Combined (including unconsolidated joint ventures)....     233,000         287,000         233,000

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

     The following table shows backlog in units and dollars at the end of each of the last three fiscal years for each of the Company's residential operations, including unconsolidated joint ventures:

                                                    ENDING BACKLOG
                              -----------------------------------------------------------
                              FEBRUARY 28, 1998    FEBRUARY 28, 1999    FEBRUARY 29, 2000
                              -----------------    -----------------    -----------------
                              UNITS    ($000S)     UNITS    ($000S)     UNITS    ($000S)
                              -----    --------    -----    --------    -----    --------
California..................   122     $ 75,000      51     $ 45,700      52     $ 62,000
Texas.......................   200       30,700     252       47,600     272       54,700
Nevada......................    41        7,100      57       12,200      97       20,200
Arizona.....................    13        2,200     137       18,500      71       11,100
Colorado....................    --           --      --           --     106       18,400
                               ---     --------     ---     --------     ---     --------
          Total.............   376     $115,000     497     $124,000     598     $166,400
                               ===     ========     ===     ========     ===     ========

     The following table shows net new orders (sales made less cancellations and credit rejections), homes closed and ending backlog relating to sales of the Company's homes and homes under contract or reservation for each quarter since the beginning of fiscal year 1999, including unconsolidated joint ventures. The Company's backlog at any given time is a good indicator of the number of units that will be closed in the four to six months following such date:

                                                                        ENDING BACKLOG
                                                  NET NEW    HOMES     -----------------
                                                  ORDERS     CLOSED    UNITS    ($000S)
                                                  -------    ------    -----    --------
Fiscal Year 1999
  1st Quarter...................................     196       152      420     $124,500
  2nd Quarter...................................     261       235      446      120,800
  3rd Quarter...................................     249       205      490      145,300
  4th Quarter...................................     347       340      497      124,000
                                                   -----     -----
          Total Fiscal Year 1999................   1,053       932
                                                   =====     =====
Fiscal Year 2000
  1st Quarter...................................     349       303      543     $124,900
  2nd Quarter...................................     364       308      599      138,000
  3rd Quarter...................................     380       291      688      176,800
  4th Quarter...................................     304       394      598      166,400
                                                   -----     -----
          Total Fiscal Year 2000................   1,397     1,296
                                                   =====     =====

MORTGAGE COMPANY

     The Company established mortgage operations in California through its wholly owned subsidiary Capital Pacific Mortgage, Inc. during fiscal year 1996. The Company offers mortgage broker services to certain of its homebuyers through Capital Pacific Mortgage, Inc. The Company also offers mortgage broker services to certain of its Texas homebuyers through its subsidiary, Fairway Financial Company (Fairway), established in fiscal year 1995. In addition, the Company has established certain relationships with local mortgage broker operations in other operating regions.

HOMEOWNER WARRANTY

     The Company provides homeowners with a limited warranty on the terms of which the Company will correct, for a limited period, deficiencies listed in the homeowner warranty manual. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). The Company also provides certain homebuyers with policies issued by third-parties that extend protection beyond the Company's warranty period. Statutory requirements in the states in which the Company does business may grant to homebuyers rights in addition to those provided by the Company.

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

REGULATION

     The housing and land development industries are subject to increasing environmental, building, zoning and real estate sales regulations by various federal, state and local authorities. Such regulations affect home building by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design, as well as the manner in which the Company conducts sales activities and otherwise deals with customers. Such regulations affect development activities by directly affecting the viability and timing of projects.

     The Company must increasingly obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development, building moratoriums may be imposed. As a result, the Company devotes an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained. Such increasing regulation has resulted in a significant increase in time between the Company's initial acquisition of land and the commencement and completion of its developments, particularly in California. In addition, due to the Company's increasing participation in land development activities through certain of its joint ventures, the Company is subject to greater exposure to regulatory risks.

EMPLOYEES

     As of April 30, 2000, the Company employed 335 persons full-time, compared to 258 persons at April 30, 1999. Of these, 31 were in executive positions, 61 were engaged in sales activities, 118 in project management activities and 125 in administrative and clerical activities. In addition, one of the Company's unconsolidated joint ventures utilizes approximately 98 employees in golf and food service operations. None of the Company's employees is represented by a union and the Company considers its employee relationships to be good.

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

ITEM 2.  PROPERTIES

     The Company owns two office facilities and leases other facilities in California, Nevada, Texas, Arizona and Colorado. The Company owns its principal offices, which are located at 4100 MacArthur Blvd., Newport Beach, California, where the Company occupies approximately 20,000 out of a total 43,800 square feet of space available. The majority of the remaining office space is leased to third parties.

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

                                                              HIGH      LOW
                                                              -----    -----
FISCAL 1999
  Fourth Quarter............................................  $3.38    $2.50
  Third Quarter.............................................   3.75     2.63
  Second Quarter............................................   5.00     2.50
  First Quarter.............................................   5.06     3.13

FISCAL 2000
  Fourth Quarter............................................  $2.88    $2.44
  Third Quarter.............................................   2.69     1.88
  Second Quarter............................................   3.88     2.88
  First Quarter.............................................   3.50     2.44

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

     On May 1, 2000, the Company had approximately 1,000 beneficial holders of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information of the Company is presented for the fiscal years ended February 29, 2000, February 28, 1999, February 28, 1998, February 28, 1997 and February 29, 1996. The selected financial information and other data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior years' balances to conform to the current year presentation.

                                                               LAST DAY OF FEBRUARY
                                      -----------------------------------------------------------------------
                                         1996           1997           1998           1999           2000
                                      -----------    -----------    -----------    -----------    -----------
                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)
INCOME STATEMENT DATA:
Sales of homes and land.............   $168,679       $216,549       $191,098       $192,422       $290,791
Cost of sales.......................    133,706        164,814        148,702        156,493        231,273
Impairment loss on real estate
  assets............................         --             --          8,000             --             --
                                       --------       --------       --------       --------       --------
Gross margin........................     34,973         51,735         34,396         35,929         59,518
Income from unconsolidated joint
  ventures..........................      1,560            259            764          7,949          1,730
Selling, general and administrative
  expenses..........................    (22,895)       (30,282)       (24,744)       (21,186)       (30,813)
Interest expense(1).................    (10,373)       (18,743)       (14,264)       (17,842)       (22,141)
Interest and other income, net......        920            900          1,391          1,381          1,513
                                       --------       --------       --------       --------       --------
Income (loss) from operations.......      4,185          3,869         (2,457)         6,231          9,807
Minority interest(2)................     (1,080)           192           (469)        (1,850)        (2,835)
                                       --------       --------       --------       --------       --------
Income (loss) before income taxes
  and extraordinary item............      3,105          4,061         (2,926)         4,381          6,972
Income tax expense (benefit)........        503            539           (735)         1,095          1,745
                                       --------       --------       --------       --------       --------
Income (loss) before extraordinary
  item..............................      2,602          3,522         (2,191)         3,286          5,227
Extraordinary gain on debt retired
  at less than face value, net of
  minority interest and taxes.......         --             --             --             --            955
                                       --------       --------       --------       --------       --------
Net income (loss)...................   $  2,602       $  3,522       $ (2,191)      $  3,286       $  6,182
                                       ========       ========       ========       ========       ========
Net income (loss) per common
  share:(3)
Before extraordinary item...........   $    .17       $    .23       $   (.15)      $    .23       $    .37
Extraordinary item..................         --             --             --             --            .07
                                       --------       --------       --------       --------       --------
Net income (loss) per share -- basic
  and diluted.......................   $    .17       $    .23       $   (.15)      $    .23       $    .44
                                       ========       ========       ========       ========       ========
Weighted average shares -- basic....     14,995         14,995         14,795         14,237         13,923
                                       ========       ========       ========       ========       ========
Weighted average
  shares -- diluted(5)..............     14,995         14,995         14,795         14,271         14,014
                                       ========       ========       ========       ========       ========
Proforma revenues (including
  unconsolidated joint ventures)....   $213,374       $227,750       $214,093       $271,372       $319,064
                                       ========       ========       ========       ========       ========

                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Real estate projects................  $227,194    $233,562    $192,347    $261,333    $282,497
Total assets........................   266,508     271,918     251,655     324,763     358,281
Notes payable.......................    63,929      73,474      36,714      91,489     125,809
Senior Unsecured Notes Payable......   100,000     100,000     100,000(4)  100,000(4)   88,392(4)
Minority interest...................     2,894         360      30,061(4)   30,032(4)   33,594(4)
Stockholders' equity................    63,346      66,868      63,050(4)   65,354(4)   70,886(4)

OPERATING DATA (IN UNITS):
Homes closed........................     1,174       1,113         909         932       1,296
Total units closed..................     1,182       1,140         969         982       2,006
Homes contracted for................     1,182       1,039         919       1,053       1,397
Homes in backlog....................       440         366         376         497         598

---------------
(1) Represents interest costs initially capitalized which are recognized as homes and land are sold.

(2) Includes the minority interest share of earnings of CPH LLC since the financial restructuring in fiscal year 1998.

(3) Reflects per share amounts on both a basic and diluted basis. See Note 1 to the Consolidated Financial Statements.

(4) At February 28, 1998 and 1999 and February 29, 2000, respectively, minority interest includes $29.8 million, $29.9 million and $32.6 million of capital in CPH LLC attributable to CHF. At February 28, 1998 and 1999 and February 29, 2000, respectively, CPH LLC had total capital accounts of $91.4 million, $92.5 million and $100.1 million and was the sole obligor for the balance of the Senior Unsecured Notes Payable.

(5) Reflects dilution due to outstanding warrants and stock options. See Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, availability to homebuilders of financing for acquisitions, development and construction, availability to homebuyers of permanent mortgages, interest rate levels and the demand for housing and office space and commercial lease rates; supply levels of land, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

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

                             RESULTS OF OPERATIONS

                                                                  YEAR ENDED
                            --------------------------------------------------------------------------------------
                                FEBRUARY 28, 1998             FEBRUARY 28, 1999             FEBRUARY 29, 2000
                            --------------------------   ----------------------------   --------------------------
                                          PRO FORMA                      PRO FORMA                    PRO FORMA
                                         (INCLUDING                     (INCLUDING                   (INCLUDING
                             ACTUAL    JOINT VENTURES)     ACTUAL     JOINT VENTURES)    ACTUAL    JOINT VENTURES)
                            --------   ---------------   ----------   ---------------   --------   ---------------
                                                            (AMOUNTS IN THOUSANDS)
Sales of homes and land...  $191,098      $214,093        $192,422       $271,372       $290,791      $319,064
Cost of sales.............   156,702       174,431         156,493        217,059        231,273       254,666
                            --------      --------        --------       --------       --------      --------
  Gross margin............  $ 34,396      $ 39,662        $ 35,929       $ 54,313       $ 59,518      $ 64,398
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

     The Company has migrated to structuring most California projects through joint ventures, most of which are not consolidated. Non-California operations are conducted through wholly-owned, consolidated subsidiaries. The Company has increased its activities in Arizona and Colorado, markets which have not provided significant revenues in prior years. Activity has also increased in Texas.

     The unconsolidated California projects from which significant equity in earnings was derived through early fiscal 2000 are substantially completed. The Company does not expect to derive substantial equity in earnings from its current unconsolidated joint ventures until future years due to (1) the stage of development of the majority of these projects, and/or (2) the preferred returns to be initially paid to capital partners, as discussed in Note 4 to the consolidated financial statements.

  Fiscal 2000 (Year Ended February 29, 2000) Compared to Fiscal 1999 (Year Ended February 28, 1999):

     The Company reported income from operations of $9.8 million in fiscal 2000, as compared to income from operations of $6.2 million in fiscal 1999. The Company reported net income of $6.2 million, or $0.44 per share, in fiscal 2000, as compared to net income of $3.3 million, or $0.23 per share, in fiscal 1999. Net income for fiscal 2000 included an extraordinary gain of $1.0 million, or $0.07 per share, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $319.1 million for fiscal 2000 compared to $271.4 million for fiscal 1999. The increase was due to an increase in total home closings from 932 in fiscal 1999 to 1,296 in fiscal 2000, including 88 and 28 homes, respectively, closed in unconsolidated joint ventures, offset by a decrease in average sales price from $287,000 in fiscal 1999 to $233,000 in fiscal 2000. Total unit closings increased from 982 in fiscal 1999 to 2,006 in fiscal 2000, reflecting an increase in lot sales.

     The increase in closings was due primarily to stronger demand in the Company's Nevada and Texas markets and the addition of several projects in Arizona and Colorado, offset by reduction in closings attributable to the buildout of certain California projects. The decrease in average sales price is due to the shift in relative unit closings from the higher-priced California market to the Company's other markets. The Company's actual gross margin increased from 18.7% in fiscal 1999 to 20.5% in fiscal 2000, due to the close out of certain lower-margin projects in fiscal 1999 and a gradual shift to certain higher-margin projects. The pro forma gross margin increased marginally from 20.0% in fiscal 1999 to 20.2% in fiscal 2000.

     Selling, general and administrative expense of $30.8 million for fiscal 2000 increased $9.6 million or 45.4% as compared to fiscal 1999 due to a higher level of activity. As a percentage of revenue, selling, general and administrative expense decreased from 11.0% in fiscal 1999 to 10.6% in fiscal 2000.

     Income from unconsolidated joint ventures decreased from $7.9 million fiscal 1999 to $1.7 million in fiscal 2000, due to lower unit closings in the existing joint ventures, principally Grand Coto Estates, L.P. and M.P.E. Partners, L.P. (MPE).

     Interest and other income increased slightly from $1.4 million in fiscal 1999 to $1.5 million in fiscal 2000 and consists primarily of the results of operations of the Company's mortgage broker operations, as well as certain financing and other transactions.

     Minority interest of $1.9 million in fiscal 1999 and $2.8 million in fiscal 2000 primarily represents the share of CPH LLC's income attributable to CHF.

     Interest incurred was $24.5 million in fiscal 2000, as compared to $22.3 million in fiscal 1999, while interest expensed was $22.1 million in fiscal 2000 as compared to $17.8 million in fiscal 1999. Substantially all interest costs are initially capitalized and are recognized as homes and land are sold. As presented in the consolidated statements of operations, income from unconsolidated joint ventures for fiscal 2000 and 1999 excludes the recognition of approximately $519,000 and $2.1 million, respectively, in interest previously capitalized to the lots contributed to MPE. Such interest costs are included in interest expense.

     The Company recorded a provision for income taxes of $1.7 million in fiscal 2000, as compared to $1.1 million in fiscal 1999. The effective tax rate in both years was reduced from the statutory rate by the use of available loss carryforwards.

  Fiscal 1999 (Year Ended February 28, 1999) Compared to Fiscal 1998 (Year Ended February 28, 1998):

     The Company reported income from operations of $6.2 million in fiscal 1999, as compared to a loss from operations of $2.5 million in fiscal 1998. The Company reported net income of $3.3 million, or $0.23 per share, in fiscal 1999, as compared to a net loss of $2.2 million, or $0.15 per share, in fiscal 1998. The results for fiscal 1998 included an $8 million non-cash charge primarily for the impairment of certain real estate projects.

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

     The Company recorded a provision for income taxes of $1.1 million in fiscal 1999, as compared to a benefit of $735,000 in fiscal 1998. The effective tax rate in fiscal 1999 was reduced from the statutory rate by the use of available loss carryforwards.

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

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of February 29, 2000, the Company has in place several credit facilities with contingent availabilities totaling $225 million (the "Facilities") with various bank lenders (the "Banks"), of which $126 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC, a consolidated joint venture. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 29, 2000, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 29, 2000, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

     In May, 1994 the Company completed the sale of $100 million of 12 -3/4% Senior Notes including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC. The Senior Notes are due May 1, 2002. During fiscal 2000, the Company repurchased $11.6 million of the Senior Notes.

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

ASSET IMPAIRMENT CHARGE

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

YEAR 2000 COMPLIANCE

     The Company incurred approximately $1.0 million in connection with Y2K readiness, including hardware, software, consulting fees, and other expenses. The Company does not expect to incur significant additional expenditures in the course of completing its Y2K compliance program.

     As of May 26, 2000, the Company is not aware of any significant Y2K issues which have impacted its operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of February 29, 2000. Many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund these expenditures. In addition, the Company has previously issued $100 million in fixed rate debt to provide longer-term financing. At February 29, 2000, $88.4 million of the Senior Notes remain outstanding.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based on the amount of variable rate debt outstanding at February 29, 2000, and holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in interest incurred for the coming year of approximately $1.0 million.

     The table below details the principal amount and the average interest rates for debt for each category based upon the expected maturity dates. The carrying value of the Company's variable rate debt approximates fair value due to the frequency of repricing of this debt. The Company's fixed rate debt consists of the Senior Notes payable. The Senior Notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of February 29, 2000.

                                              EXPECTED MATURITY DATE
                              -------------------------------------------------------
                                       YEAR ENDING FEBRUARY 28,
                              -------------------------------------------                  FAIR
                               2001       2002       2003      THEREAFTER     TOTAL       VALUE
                              -------    -------    -------    ----------    --------    --------
                                                    (DOLLARS IN THOUSANDS)
LIABILITIES:
Fixed rate debt.............  $    --    $    --    $88,392        $--       $ 88,392    $ 74,028
  Average interest rate.....       --         --      12.75%       --           12.75%
Variable rate debt..........  $58,922    $66,887    $    --        $--       $125,809    $125,809
  Average interest rate.....     8.89%     10.47%        --        --            9.70%

     The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
CAPITAL PACIFIC HOLDINGS, INC.
Report of Independent Public Accountants....................   20
Consolidated Balance Sheets as of February 28, 1999 and
  February 29, 2000.........................................   21
Consolidated Statements of Operations for the years ended
  February 28, 1998 and 1999 and February 29, 2000..........   22
Consolidated Statements of Stockholders' Equity for the
  years ended February 28, 1998 and 1999 and February 29,
  2000......................................................   23
Consolidated Statements of Cash Flows for the years ended
  February 28, 1998 and 1999 and February 29, 2000..........   24
Notes to Consolidated Financial Statements..................   25
GRAND COTO ESTATES, L.P.
Report of Independent Auditors..............................   38
Balance Sheets as of December 31, 1999 and 1998.............   39
Statements of Operations for the years ended December 31,
  1999, 1998 and 1997.......................................   40
Statements of Partners' Capital (Deficit) for the years
  ended December 31, 1999, 1998 and 1997....................   41
Statements of Cash Flows for the years ended December 31,
  1999, 1998 and 1997.......................................   42
Notes to Financial Statements...............................   43
M.P.E. PARTNERS, L.P.
Reports of Independent Auditors.............................   46
Balance Sheets as of December 31, 1999 and 1998.............   47
Statements of Operations for the years ended December 31,
  1999 and 1998 and for the period March 14, 1997
  (Inception) through December 31, 1997.....................   48
Statements of Partners' Capital (Deficit) for the years
  ended December 31, 1999 and 1998 and for the period March
  14, 1997 (Inception) through December 31, 1997............   49
Statements of Cash Flows for the years ended December 31,
  1999 and 1998 and for the period March 14, 1997
  (Inception) through December 31, 1997.....................   50
Notes to Financial Statements...............................   51

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Capital Pacific Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Capital Pacific Holdings, Inc. (a Delaware corporation) and subsidiaries as of February 28, 1999 and February 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Joint Ventures (Notes 1 and 4), the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these Joint Ventures represent 1.7 and less than one percent of the Company's total assets at February 28, 1999 and February 29, 2000, respectively, and the equity in the net income of these Joint Ventures was $834,000, $5,819,000 and $1,197,000 for the years ended February 28, 1998 and 1999 and February 29, 2000, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Pacific Holdings, Inc. and subsidiaries as of February 28, 1999 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California
May 24, 2000

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  1999            2000
                                                              ------------    ------------
ASSETS
Cash and cash equivalents...................................   $   5,782       $  19,389
Restricted cash.............................................       1,029           1,373
Accounts and notes receivable...............................      12,533          22,862
Real estate projects........................................     261,333         282,497
Property, plant and equipment...............................       9,014           8,536
Investment in and advances to unconsolidated joint
  ventures..................................................      23,301          15,379
Prepaid expenses and other assets...........................      11,771           8,245
                                                               ---------       ---------
          Total assets......................................   $ 324,763       $ 358,281
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................   $  37,888       $  39,600
Notes payable...............................................      91,489         125,809
Senior unsecured notes payable..............................     100,000          88,392
                                                               ---------       ---------
          Total liabilities.................................     229,377         253,801
                                                               ---------       ---------
Minority interest...........................................      30,032          33,594
                                                               ---------       ---------
Stockholders' equity:
  Common stock, par value $.10 per share; 30,000,000 shares
     authorized; 14,027,911 and 13,815,911 shares issued and
     outstanding, respectively..............................       1,500           1,500
  Additional paid-in capital................................     211,888         211,888
  Accumulated deficit.......................................    (145,425)       (139,243)
  Treasury stock............................................      (2,609)         (3,259)
                                                               ---------       ---------
          Total stockholders' equity........................      65,354          70,886
                                                               ---------       ---------
          Total liabilities and stockholders' equity........   $ 324,763       $ 358,281
                                                               =========       =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE YEARS ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,
                                                              1998            1999            2000
                                                          ------------    ------------    ------------
Sales of homes and land.................................    $191,098        $192,422        $290,791
Cost of sales...........................................     148,702         156,493         231,273
Impairment loss on real estate assets...................       8,000              --              --
                                                            --------        --------        --------
  Gross margin..........................................      34,396          35,929          59,518
Income from unconsolidated joint ventures...............         764           7,949           1,730
Selling, general and administrative expenses............     (24,744)        (21,186)        (30,813)
Interest expense........................................     (14,264)        (17,842)        (22,141)
Interest and other income, net..........................       1,391           1,381           1,513
                                                            --------        --------        --------
  Income (loss) from operations.........................      (2,457)          6,231           9,807
Minority interest.......................................        (469)         (1,850)         (2,835)
                                                            --------        --------        --------
  Income (loss) before income taxes.....................      (2,926)          4,381           6,972
Provision (benefit) for income taxes....................        (735)          1,095           1,745
                                                            --------        --------        --------
  Income (loss) before extraordinary item...............      (2,191)          3,286           5,227
Extraordinary gain on debt retired at less than face
  value, net of minority interest and taxes.............          --              --             955
                                                            --------        --------        --------
  Net income (loss).....................................    $ (2,191)       $  3,286        $  6,182
                                                            ========        ========        ========
Net income (loss) per share -- basic and diluted:
  Income (loss) per share before extraordinary item.....    $  (0.15)       $   0.23        $   0.37
  Extraordinary gain on debt retired at less than face
     value, net of minority interest and taxes..........          --              --            0.07
                                                            --------        --------        --------
  Net income (loss) per common share....................    $  (0.15)       $   0.23        $   0.44
                                                            ========        ========        ========
  Weighted average number of common shares -- basic.....      14,795          14,237          13,923
                                                            ========        ========        ========
  Weighted average number of common shares -- diluted...      14,795          14,271          14,014
                                                            ========        ========        ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED FEBRUARY 29, 2000
                         (IN THOUSANDS, EXCEPT SHARES)

                                    COMMON STOCK       ADDITIONAL
                                 -------------------    PAID-IN     ACCUMULATED   TREASURY
                                   SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK      TOTAL
                                 ----------   ------   ----------   -----------   --------   -------
BALANCE, February 28, 1997.....  14,995,000   $1,500    $211,888     $(146,520)   $    --    $66,868
  Repurchase of common stock...    (689,489)      --          --            --     (1,627)    (1,627)
  Net loss.....................          --       --          --        (2,191)        --     (2,191)
                                 ----------   ------    --------     ---------    -------    -------
BALANCE, February 28, 1998.....  14,305,511    1,500     211,888      (148,711)    (1,627)    63,050
  Repurchase of common stock...    (277,600)      --          --            --       (982)      (982)
  Net income...................          --       --          --         3,286         --      3,286
                                 ----------   ------    --------     ---------    -------    -------
BALANCE, February 28, 1999.....  14,027,911    1,500     211,888      (145,425)    (2,609)    65,354
  Repurchase of common stock...    (212,000)      --          --            --       (650)      (650)
  Net income...................          --       --          --         6,182         --      6,182
                                 ----------   ------    --------     ---------    -------    -------
BALANCE, February 29, 2000.....  13,815,911   $1,500    $211,888     $(139,243)   $(3,259)   $70,886
                                 ==========   ======    ========     =========    =======    =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE YEARS ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,
                                                              1998            1999            2000
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss).....................................   $  (2,191)      $   3,286        $  6,182
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Gain on retirement of senior unsecured notes
          payable.......................................          --              --            (955)
       Depreciation and amortization....................       1,685           1,768           1,897
       Changes in Assets and Liabilities:
          (Increase) decrease in accounts and notes
            receivable..................................     (21,390)         13,658         (10,329)
          (Increase) decrease in real estate projects...      41,215         (68,986)        (21,164)
          (Increase) decrease in prepaid expenses and
            other assets................................      (1,383)            610           2,020
          Increase (decrease) in accounts payable and
            accrued liabilities.........................      (9,386)         16,058           1,394
  Equity in earnings of unconsolidated joint ventures,
     including interest expense.........................        (764)         (5,822)         (1,211)
  Minority interest.....................................         469           1,850           3,424
                                                           ---------       ---------        --------
          Net cash provided by (used in) operating
            activities..................................       8,255         (37,578)        (18,742)
                                                           ---------       ---------        --------
INVESTING ACTIVITIES:
  Purchases of property and equipment...................      (1,796)         (2,164)         (1,039)
  Decrease (increase) in investments in and advances to
     unconsolidated joint ventures......................      (4,410)        (10,718)          9,133
                                                           ---------       ---------        --------
          Net cash provided by (used in) investing
            activities..................................      (6,206)        (12,882)          8,094
                                                           ---------       ---------        --------
FINANCING ACTIVITIES:
  Proceeds from notes payable...........................     129,169         208,383         306,169
  Principal payments of notes payable...................    (165,929)       (153,608)       (271,849)
  Capital contributions (distributions) to minority
     interest, net......................................      29,232          (1,879)            106
  Retirement of senior unsecured notes payable..........          --              --          (9,521)
  Repurchase of common stock............................      (1,627)           (982)           (650)
                                                           ---------       ---------        --------
          Net cash provided by (used in) financing
            activities..................................      (9,155)         51,914          24,255
                                                           ---------       ---------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....      (7,106)          1,454          13,607
CASH AND CASH EQUIVALENTS, beginning of period..........      11,434           4,328           5,782
                                                           ---------       ---------        --------
CASH AND CASH EQUIVALENTS, end of period................   $   4,328       $   5,782        $ 19,389
                                                           =========       =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH ACTIVITIES:
  Cash paid during the year for interest, all
     capitalized to real estate projects................   $  19,800       $  22,289        $ 25,450
  Cash paid during the year for income taxes............          --              --              --

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  Company Organization and Operations

     Capital Pacific Holdings, Inc., together with its subsidiaries, (the "Company") conducts business under various names, including the name Capital Pacific Homes in California, Nevada, Arizona and Colorado and Clark Wilson Homes in Texas.

     In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to Capital Pacific Holdings, LLC ("CPH LLC") substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. At the current time, the Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. An unaffiliated investment company, California Housing Finance, L.P. ("CHF") holds a 32.07% minority interest in CPH LLC as a result of a cash investment in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project-specific entities. Assets under management, including assets owned by unconsolidated joint ventures, totaled $703 million at February 29, 2000 in 62 residential and commercial properties. At February 29, 2000, CPH LLC had $281 million in assets and a net worth of $100 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $345 million and a combined net worth of $282 million at February 29, 2000. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC as well as other project-specific entities of which the Company is the managing member pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC and the project-specific entities.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

     The Company is a regional builder and developer with operations throughout selected metropolitan areas of Southern California, Nevada, Texas, Arizona and Colorado. The Company's principal business activities are to build and sell single-family homes and to develop and build commercial and mixed-use projects. The Company's single-family homes are targeted to entry-level, move-up and luxury buyers. The acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties is accomplished primarily through non-majority investments in limited liability companies.

     Approximately 27, 25, 29, 16 and 3 percent of the Company's total revenues (including the unconsolidated joint ventures) were in California, Nevada, Texas, Arizona and Colorado, respectively, for the year ended February 29, 2000.

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

  Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES amounts of revenues and expenses during the reported period. Significant estimates include projected revenues and costs of projects, which impact the allocation of costs to homes sold. Actual results could differ from estimated amounts.

  Principles of Consolidation and Minority Interest in Joint Ventures

     The consolidated financial statements include the accounts of the Company and wholly owned subsidiaries and certain majority-owned joint ventures, as well as the accounts of CPH LLC, including the capital accounts of CPH LLC totaling $100 million at February 29, 2000, $33 million of which is required to be presented as minority interest in the accompanying consolidated balance sheets. All other investments (See Note 4) are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

  Long-Lived Assets

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identified intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the estimated future cash flows (undiscounted and without interest charges). SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to thirty years using the straight-line method. Total property and equipment was $9,014,000 and $8,536,000 (net of accumulated depreciation of $4,923,000 and $6,608,000, respectively) as of February 28, 1999 and February 29, 2000, respectively.

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

     Prior to February 29, 1996, each real estate project was carried at the lower of its cost or its estimated net realizable value. SFAS No. 121 changed the method of valuing long-lived assets, including real estate projects, whereby long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying SFAS No. 121, real estate under development is considered to be held for use whereas finished units are considered assets to be disposed of. In evaluating long-lived assets held for use, a review for impairment loss is triggered if the sum of the expected future cash flows (undiscounted and without interest charge) is less than the carrying amount of the asset. Various assumptions and estimates are used to determine fair value in determining the amount of any impairment loss including, among others, estimated costs of construction, development and direct marketing, sales absorption rates, anticipated sales prices and carrying costs. The calculation of the impairment loss is based on estimated future cash flows which are calculated to include an appropriate return and interest. The estimates used to determine the impairment adjustment can change in the near term as the economy in the Company's key areas changes.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

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

  Revenue Recognition

     The Company's accounting policies follow the provisions of SFAS No. 66 "Accounting for Sales of Real Estate," which specify minimum down payment requirements, financing terms and certain other requirements for sales of real estate.

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

  Stock Options

     The Company accounts for equity-based compensation under SFAS No. 123 "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Entities electing to remain under APB Opinion No. 25 must make pro forma disclosures of net income or loss and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company has adopted the disclosure requirements of SFAS No. 123 and will continue accounting for stock options under APB Opinion No. 25.

  Net Income Per Common Share

     Effective February 28, 1998, the Company adopted SFAS No. 128. This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The table below reconciles the

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES components of the basic net income (loss) per share calculation to diluted net income (loss) per share (in thousands, except per share data):

                                                  YEAR ENDED FEBRUARY 28,                 YEAR ENDED FEBRUARY 29,
                                    ---------------------------------------------------   ------------------------
                                              1998                       1999                       2000
                                    -------------------------   -----------------------   ------------------------
                                    INCOME    SHARES    EPS     INCOME   SHARES    EPS    INCOME   SHARES     EPS
                                    -------   ------   ------   ------   ------   -----   ------   -------   -----
Basic Net Income (loss) Per Share:
  Income (loss) available to
    common stockholders before
    extraordinary item............  $(2,191)  14,795   $(0.15)  $3,286   14,237   $0.23   $5,227    13,923   $0.37
Effect of Dilutive Securities:
  Warrants........................       --       --       --       --       32      --       --        --      --
  Stock options...................       --       --       --       --        2      --       --        91      --
                                    -------   ------   ------   ------   ------   -----   ------   -------   -----
Diluted Net Income (Loss) Per
  Share before extraordinary
  item............................  $(2,191)  14,795   $(0.15)  $3,286   14,271   $0.23   $5,227    14,014   $0.37
                                    =======   ======   ======   ======   ======   =====   ======   =======   =====

  Comprehensive Income

     During the year ended February 28, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For each of the three years ended February 29, 2000 comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

2. RESTRICTED CASH

     The Company has restricted cash totaling $1,029,000 and $1,373,000 as of February 28, 1999 and February 29, 2000, respectively. Included in these amounts for both fiscal 1999 and fiscal 2000 is $416,000 which was held as collateral for the Company's bonding obligations which it incurs on behalf of CPH LLC and certain joint ventures. The balance of restricted cash consists of deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

3. REAL ESTATE PROJECTS

     Real estate projects consist of the following at February 28, 1999 and February 29, 2000 (in thousands):

                                                           1999        2000
                                                         --------    --------
Land and improvements under construction...............  $232,340    $254,206
Completed residential homes............................    11,935      11,592
Completed model homes..................................    17,058      16,699
                                                         --------    --------
                                                         $261,333    $282,497
                                                         ========    ========

     Total interest costs incurred during the years ended February 28, 1998, February 28, 1999 and February 29, 2000 were $20,411,000, $22,346,000 and
$24,465,000 respectively, all of which was initially capitalized.

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     The Company is a general partner or member and has a 50 percent or less ownership in 13 unconsolidated entities at February 29, 2000. The Company's net investments in and advances to unconsolidated entities are as follows at February 28, 1999 and February 29, 2000 (in thousands):

                                                            1999       2000
                                                           -------    -------
JMP Canyon Estates, L.P. ................................  $   207    $   159
JMP Harbor View, L.P. ...................................      677        621
Grand Coto Estates, L.P. ................................    3,753       (633)
M.P.E. Partners, L.P. ...................................    2,370      1,710
RPV Associates, LLC......................................    1,644      2,759
CPH Dana Point, LLC......................................      793        266
CPH Monarch Beach, LLC...................................    1,205        445
CPH Resorts I, LLC.......................................    4,268      4,700
CPH Vista Palisades, LLC.................................      637        435
Atlanta Huntington Beach, LLC............................    5,195      1,259
CPH Dos Pueblos, LLC.....................................    2,086      3,595
CPH Airport Office Building, LLC.........................       55          7
CPH Redhill Office Building, LLC.........................      411         56
                                                           -------    -------
                                                           $23,301    $15,379
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

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     Following is summarized, combined financial information for the unconsolidated entities at February 28, 1999 and February 29, 2000 (in thousands):

                                                           1999        2000
                                                         --------    --------
ASSETS
Cash...................................................  $  4,373    $ 11,225
Real estate projects...................................   215,620     281,402
Commercial buildings...................................    21,094      21,071
Other assets...........................................    57,998      31,281
                                                         --------    --------
                                                         $299,085    $344,979
                                                         ========    ========
                                                           1999        2000
                                                         --------    --------
LIABILITIES AND EQUITY
Accounts payable and other liabilities.................  $ 22,663    $ 15,136
Due to the Company.....................................    14,450      10,588
Notes payable..........................................    12,100      37,722
                                                         --------    --------
                                                           49,213      63,446
                                                         --------    --------
Equity
  The Company..........................................     8,851       4,791
  Others...............................................   241,021     276,742
                                                         --------    --------
                                                          249,872     281,533
                                                         --------    --------
                                                         $299,085    $344,979
                                                         ========    ========

                                                 1998       1999       2000
                                                -------    -------    -------
INCOME STATEMENT
Sales of homes and land.......................  $23,667    $78,950    $28,274
Interest and other income, net................      351      7,151     16,296
                                                -------    -------    -------
                                                 24,018     86,101     44,570
Costs and expenses............................   20,293     72,416     33,428
                                                -------    -------    -------
Net income....................................  $ 3,725    $13,685    $11,142
                                                =======    =======    =======

     The fiscal years of Grand Coto Estates, L.P. (Grand Coto) and M.P.E. Partners, L.P. (MPE) end on December 31, pursuant to which the last year audited by other auditors was the year ended December 31, 1999.

     Equity in earnings (losses) from unconsolidated joint ventures consisted of the following for the years ended February 28, 1998 and 1999 and February 29, 2000.

                                                     1998     1999      2000
                                                     ----    ------    ------
MPE................................................  $ 45    $3,994    $  932
Grand Coto.........................................   730     3,939       785
Others.............................................   (11)       16        13
                                                     ----    ------    ------
                                                     $764    $7,949    $1,730
                                                     ====    ======    ======

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     As presented in the consolidated statements of operations, income from unconsolidated joint ventures for fiscal 1999 and fiscal 2000 excludes the recognition of approximately $2.1 million and $519,000, respectively, of interest previously capitalized to the lots contributed to MPE. Such interest costs are included in interest expense.

     As of February 29, 2000, there were no remaining homes to be sold by MPE or Grand Coto. The Company has recently commenced sales activity at several new projects that are owned by unconsolidated joint ventures.

5. NOTES PAYABLE

     Notes payable consist of the following at February 28, 1999 and February 29, 2000 (in thousands):

                                                           1999        2000
                                                          -------    --------
Notes payable to banks, including interest varying from
  LIBOR plus two to prime plus two percent maturing
  between June 15, 2000 and February 1, 2002 secured by
  certain real estate projects on a non-recourse
  basis.................................................  $72,602    $105,951
Notes payable to bank, including interest at prime with
  the term of the commitment reducing commencing August
  2, 2001 secured by certain real estate projects on a
  recourse basis........................................   17,386      19,281
Other...................................................    1,501         577
                                                          -------    --------
                                                          $91,489    $125,809
                                                          =======    ========

     At February 28, 1999 and February 29, 2000, the aggregate carrying value of assets collateralizing the above notes was $215,275,000 and $249,581,000, respectively.

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of February 29, 2000, CPH LLC has in place several credit facilities with contingent availabilities totaling $225 million (the "Facilities") with various bank lenders (the "Banks"), of which $114 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC, a consolidated joint venture. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 29, 2000, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 29, 2000, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

     During the years ended February 28, 1998, February 28, 1999 and February 29, 2000, the highest month-end balance on notes payable was $73,305,000, $101,943,000 and $125,809,000, respectively, and the weighted average outstanding balance was $54,310,000, $70,073,000 and $110,830,000, respectively.
The weighted average interest rates on notes payable during the years ended February 28, 1998, February 28, 1999 and February 29, 2000, were 8.9 percent,
8.7 percent and 9.0 percent, respectively. The weighted average interest rates on notes payable at February 28, 1998, February 28, 1999 and February 29, 2000, were 8.9 percent, 8.6 percent and 9.7 percent, respectively.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

                                                              AS OF
                                                           FEBRUARY 29,
                                                               2000
                                                           ------------
FISCAL YEARS ENDING:
--------------------
2001.....................................................    $ 58,922
2002.....................................................      66,887
                                                             --------
          Total..........................................    $125,809
                                                             ========

6. SENIOR UNSECURED NOTES PAYABLE; WARRANTS

     In May, 1994, the Company issued $100 million principal amount of its 12 3/4 percent Senior Notes due May 1, 2002 (the "Notes"). In connection with the issuance of the Notes, the Company issued 790,000 warrants to purchase the Company's common stock at a price of $3.30 per share, all of which are fully exercisable until 2002. Interest is due and payable on May 1 and November 1 of each year. Effective May 1, 1999, the Notes became redeemable at the option of CPH LLC at 106.375% of their principal amount, declining ratably on an annual basis to par on and after May 1, 2001, plus accrued interest. As of May 1, 2000, the Notes are redeemable at 103.1875% of their principal amount.

     The obligations associated with the Notes have been transferred to CPH LLC. CPH LLC will be obligated to make an offer to purchase 10% of the outstanding principal balance of the Notes at a purchase price equal to 100% of the principal amount, plus accrued interest, in the event there are two consecutive fiscal quarters that the CPH LLC's Consolidated Tangible Net Worth (as defined) is less than $37 million. The Notes also contain certain restrictive covenants, which, among other things, limit the incurrence of additional indebtedness, the payment of dividends, the ability to create liens, make restricted payments (as defined) and the ability to enter into certain transactions with affiliates. As of February 29, 2000 CPH LLC was in compliance with these covenants and was not required to make any such offer.

     During fiscal 2000, the Company repurchased $11.6 million of the Notes, resulting in an extraordinary gain of $955,000.

     At February 29, 2000, unamortized bond issuance cost was $1.6 million, net of accumulated amortization of $4.2 million, which is being amortized over the term of the Notes utilizing the effective interest rate method. Unamortized bond issuance cost is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

7. INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended February 28, 1998, February 28, 1999 and February 29, 2000 (in thousands):

                                                           1998       1999      2000
                                                          -------    ------    ------
Current
  Federal...............................................  $   150    $   75    $  745
  State.................................................      215       220       700
                                                          -------    ------    ------
                                                              365       295     1,445
                                                          -------    ------    ------
Deferred................................................   (1,100)      800       300
                                                          -------    ------    ------
Provision (benefit) for income taxes....................  $  (735)   $1,095    $1,745
                                                          =======    ======    ======

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The deferred income tax benefit (provision) at February 28, 1998, February 28, 1999 and February 29, 2000 results from the following temporary differences between financial and tax reporting (in thousands):

                                                          1998       1999       2000
                                                         -------    -------    ------
Accrued expenses.......................................  $   104    $  (524)   $  (22)
Construction period expenses...........................      923        (46)     (197)
Depreciation...........................................      (53)        30        40
Built-in losses........................................   (2,542)    (1,213)     (722)
Net operating loss carryforward........................      257       (664)      823
Decrease in valuation allowance........................    2,411      1,617      (222)
                                                         -------    -------    ------
                                                         $ 1,100    $  (800)   $ (300)
                                                         =======    =======    ======

     The components of the Company's deferred income tax asset (liability) as of February 28, 1999 and February 29, 2000 are as follows:

                                                           1999        2000
                                                          -------    --------
Accrued expenses........................................  $    71    $     49
Construction period expenses............................    1,726       1,529
Depreciation............................................      (80)        (40)
Built-in losses.........................................    2,926       2,204
Net operating loss carryforward.........................      324       1,147
Valuation allowance.....................................   (4,667)     (4,889)
                                                          -------    --------
                                                          $   300    $     --
                                                          =======    ========

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The deferred income tax asset is included in prepaid expenses and other assets in the accompanying balance sheets.

     A reconciliation of the income tax provision (benefit) computed at the federal statutory rate and the income tax benefit for financial reporting purposes for the years ended February 28, 1998, February 28, 1999 and February 29, 2000, are as follows:

                                                              1998    1999    2000
                                                              ----    ----    ----
Income taxes at statutory rate..............................   34%     34%     34%
State income taxes, net of federal tax benefit..............    3       3       3
Alternative minimum tax.....................................   (5)     --      --
Franchise tax liability.....................................   (7)      2      --
Utilization of loss carryforwards...........................   --     (14)    (12)
                                                               --     ---     ---
                                                               25%     25%     25%
                                                               ==     ===     ===

8. REPURCHASE OF COMMON STOCK

     During the third quarter of fiscal 1998, the CPH LLC repurchased 1,015,000 shares of the Company's common stock which were issued to Roger Nix, the previous owner of Durable Homes, Inc. ("Durable"), a wholly owned subsidiary of the Company operating in Nevada, in connection with the Company's acquisition of Durable in 1993, and distributed such shares to the Company and CHF in proportion to their respective ownership percentages in the CPH LLC. Accordingly, 689,489 shares were distributed to the Company and are being held as treasury stock. As a result, the number of outstanding shares of the Company was reduced

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES from 14,995,000 to 14,305,511. The foregoing distribution is subject to adjustment based on contractual arrangements between the Company and CHF.

     In addition, in fiscal 1998, the Company announced a stock repurchase program whereby up to 1,000,000 additional shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of February 29, 2000, 487,100 shares had been repurchased and held by CPH LLC under this program.

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

     The following is a summary of the transactions relating to the Company's stock option plan for the years ended February 28, 1999 and February 29, 2000:

                                                FISCAL 1999              FISCAL 2000
                                           ---------------------    ---------------------
                                                        WEIGHTED                 WEIGHTED
                                                        AVERAGE                  AVERAGE
                                                        EXERCISE                 EXERCISE
                                            OPTIONS      PRICE       OPTIONS      PRICE
                                           ---------    --------    ---------    --------
Options outstanding, beginning of year...         --     $  --        256,000     $2.75
Granted..................................    256,000      2.75        250,000      1.88
Exercised................................         --        --             --        --
Canceled.................................         --        --        (43,000)     2.75
                                           ---------     -----      ---------     -----
Options outstanding, end of year.........    256,000     $2.75        463,000     $2.28
                                           =========     =====      =========     =====
Options exercisable at end of year.......         --                   71,000
                                           =========                =========
Options available for future grant.......  1,244,000                1,037,000
                                           =========                =========

     The following information is provided pursuant to the requirements of SFAS No. 123. The fair value of each option granted during the years ended February 28, 1999 and February 29, 2000 is estimated using the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

                                                        FISCAL 1999    FISCAL 2000
                                                        -----------    -----------
Dividend yield........................................         0%             0%
Expected volatility...................................      35.5%          56.5%
Risk-free interest rate...............................      4.67%          6.12%
Expected life.........................................    5 years        5 years

     The 213,000 and 250,000 options granted in fiscal 1999 and fiscal 2000, respectively, which remain outstanding as of February 29, 2000 have exercise prices of $2.75 and $1.875, respectively, and a remaining contractual life of
8.92 and 9.58 years, respectively. As of February 29, 2000, 71,000 of these options are

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES exercisable. The per share fair value of all options granted during fiscal 1999 and fiscal 2000 was $1.07 and $1.03, respectively.

     During the years ended February 28, 1999 and February 29, 2000, no compensation expense was recognized related to the stock options granted, however, had compensation expense been determined consistent with SFAS No. 123 for the Company's stock option grants for its stock-based compensation plan, the Company's net income and diluted net income per share for the years ended February 28, 1999 and February 29, 2000 would approximate the pro forma amounts below (Dollars in thousands, except per share amounts):

                                              FISCAL 1999                 FISCAL 2000
                                        ------------------------    ------------------------
                                        AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                        -----------    ---------    -----------    ---------
Income before extraordinary item......    $3,286        $3,281        $5,227        $5,144
Diluted income per common share before
  extraordinary item..................    $ 0.23        $ 0.23        $ 0.37        $ 0.37

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

10. RELATED PARTY TRANSACTIONS

     Commitment fees totaling $534,000 were paid to joint venture partners and capitalized to the real estate being developed during fiscal 1998. These capitalized fees are included in cost of sales as the units are sold.

     In fiscal 1998, the Company contributed an aggregate of $2,925,000, including $215,000 of cash, to unconsolidated joint ventures. In fiscal 1999, the Company contributed cash totaling $3,176,000 to unconsolidated joint ventures. In fiscal 2000, the Company contributed cash totaling $3,278,000 to unconsolidated joint ventures.

     The Company has made reimbursable advances to unconsolidated joint ventures for construction and other expenditures. The balance of advances at February 28, 1999 and February 29, 2000 was $14,450,000 and $10,588,000, respectively. These amounts are included in investment in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets. During fiscal 1999 and fiscal 2000, the Company charged interest totaling $371,000 and $1,422,000, respectively, to the joint ventures based on these advances.

     During fiscal 1998, 1999 and 2000, the Company recognized $3,135,000, $10,452,000 and $13,106,000, respectively, in construction overhead reimbursements from joint ventures. Amounts are received pursuant to terms of the joint venture agreements, which generally specify a fixed payment per month over the anticipated period of development. Such amounts are included in selling, general and administrative expenses in the accompanying statements of operations.

     The Company entered into a cost sharing arrangement whereby the Company is reimbursed by MPE for certain costs related to advertising and the operation and maintenance of the models and sales office. Total shared costs charged to MPE during the years ended February 28, 1998 and 1999 and February 29, 2000 were $639,000, $1,354,000 and zero, respectively.

     During fiscal 1999, the Company acquired four parcels of land for total consideration of approximately $3,283,000 from a partnership in which an officer of one of the Company's subsidiaries holds an ownership interest. The terms of this transaction had been agreed upon prior to the time that this officer became an employee of the Company. This officer is no longer an employee.

     Included in accounts receivable at February 28, 1999 and February 29, 2000 is $1,353,000 and $1,633,000, respectively, of amounts owed from the Company's various unconsolidated joint ventures to the Company's wholly-owned subsidiary, Newport Design Center, Inc. for goods and services rendered.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     During fiscal 1999 and fiscal 2000, approximately $207,000 and $193,000, respectively, was paid to a company owned by a relative of the Chairman of the Board for services rendered in connection with website design and maintenance and the development of virtual reality home tour models. In addition, this company paid approximately $15,000 in rent for office space leased from the Company during fiscal 1999.

     An officer of the Company purchased a home from one of the Company's joint ventures in fiscal 1999 for $780,000.

11. COMMITMENTS AND CONTINGENCIES

  General

     Approximately $31,228,000 and $38,480,000 of performance bonds which have been issued on behalf of both CPH LLC and certain joint ventures, and for which the Company has been indemnified, were outstanding at February 28, 1999 and February 29, 2000, respectively. The estimated cost to complete the development work related to the performance bonds are $14,980,000 and $24,026,000 at February 28, 1999 and February 29, 2000, respectively. The beneficiaries of these bonds are certain municipalities. CPH LLC has an outstanding letter of credit of $416,000 as of February 29, 2000 to ensure performance on certain agreements. CPH LLC has pledged a certificate of deposit in a like amount as collateral for the obligation under the letter of credit which is included in restricted cash.

     CPH LLC has entered into agreements to lease certain office equipment and facilities under operating leases which expire at various dates through fiscal year 2004. The facility leases generally provide that CPH LLC shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 29, 2000, are as follows (in thousands):

                                                              AS OF
                                                           FEBRUARY 29,
                  FISCAL YEARS ENDING:                         2000
                  --------------------                     ------------
2001.....................................................    $    836
2002.....................................................         593
2003.....................................................         330
2004.....................................................         100
                                                             --------
          Total..........................................    $  1,859
                                                             ========

     Total rent expense was $338,000 and $442,000 and $769,000 for the years ended February 28, 1998, February 28, 1999 and February 29, 2000, respectively.

     As discussed in Notes 1 and 4, CPH LLC is a general partner in certain joint venture partnerships. As a general partner, CPH LLC is liable for all debts of the partnerships without limitation to the respective partnership interest.

  Dividends

     No dividends were declared or paid for the years ended February 28, 1998, February 28, 1999 and February 29, 2000.

  Legal Proceedings

     The Company is involved in routine claims and litigation arising in the ordinary course of its business. Although the legal responsibility and financial impact with respect to pending claims and litigation cannot be presently ascertained, the Company does not believe that these matters will result in the payment by the Company, giving consideration to any applicable insurance proceeds or contributions by other parties, that, in the aggregate, would be material in relation to the financial position of the Company. It is reasonably possible

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES that the estimate of reserves provided for by the Company with respect to such claims and litigation could change in the near term and such change could be material.

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

          Senior Unsecured Notes Payable Due 2002 -- This issue is not publicly traded on a major exchange. Consequently, the fair value of this issue is based on a trade closest to the year ended February 29, 2000.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                             AT FEBRUARY 28, 1999     AT FEBRUARY 29, 2000
                                             ---------------------    ---------------------
                                             CARRYING       FAIR      CARRYING       FAIR
                                              AMOUNT       VALUE       AMOUNT       VALUE
                                             ---------    --------    ---------    --------
Financial Assets:
  Cash and equivalents.....................  $  5,782     $ 5,782      $19,389     $19,389
Financial Liabilities:
  Notes payable............................    91,489      91,489      125,809     125,809
  Senior unsecured notes payable...........   100,000      90,000       88,392      74,028

13. UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the years ended February 28, 1999 and February 29, 2000 is as follows (in thousands except for per share data):

                                                  QUARTER
                                  ----------------------------------------
                                   FIRST     SECOND      THIRD     FOURTH      TOTAL
                                  -------    -------    -------    -------    --------
1999:
  Sales of homes and land.......  $28,292    $47,411    $47,717    $69,002    $192,422
  Gross margin..................    5,526      7,727      9,560     13,116      35,929
  Net income....................  $   340    $   575    $   485    $ 1,886    $  3,286
                                  =======    =======    =======    =======    ========
  Net income per common share...  $  0.02    $  0.04    $  0.03    $  0.13    $   0.23
                                  =======    =======    =======    =======    ========
2000:
  Sales of homes and land.......  $61,974    $67,383    $63,430    $98,004    $290,791
  Gross margin..................   11,304     12,493     14,137     21,584      59,518
  Net income....................  $   820    $ 1,100    $   812    $ 3,450    $  6,182
                                  =======    =======    =======    =======    ========
  Net income per common share...  $  0.06    $  0.08    $  0.06    $  0.24    $   0.44
                                  =======    =======    =======    =======    ========

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
Grand Coto Estates, L.P.

     We have audited the accompanying balance sheets of Grand Coto Estates, L.P., a California limited partnership (the "Partnership"), as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Coto Estates, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

January 28, 2000

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                 1999           1998
                                                              -----------    -----------
ASSETS
Cash........................................................  $   236,795    $   459,741
Real estate inventories (Notes 2, 3 and 4)..................           --     20,164,994
Due from general partner (Note 4)...........................           --         56,467
Other assets................................................      106,880         73,494
                                                              -----------    -----------
                                                              $   343,675    $20,754,696
                                                              ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities (Note 2)...........  $ 1,297,177    $ 3,948,578
Due to general partner (Note 4).............................      176,493             --
                                                              -----------    -----------
                                                                1,473,670      3,948,578
Commitments and contingencies (Note 5)
Partners' capital (deficit).................................   (1,129,995)    16,806,118
                                                              -----------    -----------
                                                              $   343,675    $20,754,696
                                                              ===========    ===========

                See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                       -----------    -----------    ----------
SALES................................................  $37,557,500    $23,172,946    $5,057,989
COST OF SALES........................................   28,116,357     16,659,863     3,778,997
                                                       -----------    -----------    ----------
GROSS PROFIT.........................................    9,441,143      6,513,083     1,278,992
OTHER EXPENSES (INCOME)
Selling and marketing................................    2,650,480      1,572,850       372,859
Other income.........................................      (18,032)       (35,473)      (13,739)
                                                       -----------    -----------    ----------
NET INCOME...........................................  $ 6,808,695    $ 4,975,706    $  919,872
                                                       ===========    ===========    ==========

                See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       IHP
                                                    INVESTMENT     CAPITAL PACIFIC
                                                   FUND I, L.P.     HOLDINGS, LLC        TOTAL
                                                   ------------    ---------------    ------------
BALANCE -- December 31, 1996.....................  $  1,978,868      $   760,922      $  2,739,790
Contributions from partner.......................    16,766,839               --        16,766,839
Distributions to partners........................    (4,675,763)        (175,500)       (4,851,263)
Net income.......................................       690,330          229,542           919,872
                                                   ------------      -----------      ------------
BALANCE -- December 31, 1997.....................    14,760,274          814,964        15,575,238
Contributions from partner.......................    18,395,326               --        18,395,326
Distributions to partners........................   (20,832,471)      (1,307,681)      (22,140,152)
Net income.......................................     3,027,853        1,947,853         4,975,706
                                                   ------------      -----------      ------------
BALANCE -- December 31, 1998.....................    15,350,982        1,455,136        16,806,118
Contributions from partners......................     7,688,262        2,801,787        10,490,049
Distributions to partners........................   (27,318,352)      (7,916,505)      (35,234,857)
Net income.......................................     3,686,647        3,122,048         6,808,695
                                                   ------------      -----------      ------------
BALANCE -- December 31, 1999.....................  $   (592,461)     $  (537,534)     $ (1,129,995)
                                                   ============      ===========      ============

                See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999            1998            1997
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................  $  6,808,695    $  4,975,706    $    919,872
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
  Cost of sales..................................    28,116,357      16,659,863       3,778,997
  Changes in operating assets and liabilities
     Additions to real estate inventories........    (7,951,363)    (19,413,753)    (13,559,319)
     Due from general partner....................        56,467         (56,467)             --
     Other assets................................       (33,386)         42,504         (26,330)
     Accounts payable and accrued liabilities....    (2,651,401)      2,759,099       1,189,479
     Due to general partner......................       176,493        (214,166)        (90,207)
                                                   ------------    ------------    ------------
Net cash provided by (used in) operating
  activities.....................................    24,521,862       4,752,786      (7,787,508)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable..............            --        (575,206)     (4,101,081)
Capital contributions from partner...............    10,490,049      18,395,326      16,766,839
Capital distributions to partners................   (35,234,857)    (22,140,152)     (4,851,263)
                                                   ------------    ------------    ------------
Net cash (used in) provided by financing
  activities.....................................   (24,744,808)     (4,320,032)      7,814,495
                                                   ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH..................      (222,946)        432,754          26,987
CASH -- beginning of year........................       459,741          26,987              --
                                                   ------------    ------------    ------------
CASH -- end of year..............................  $    236,795    $    459,741    $     26,987
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest during the year...........  $         --    $     28,875    $    346,949
                                                   ============    ============    ============

                See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

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

     Certain distributions reflected in the statement of partners' capital were not in accordance with the provisions of the partnership agreement and it is management's and the partners' intent to cumulatively adjust future contributions and distributions of the Partnership to reflect the provisions of the partnership agreement.

     The partnership agreement provides, among other things, that the partners shall be entitled to receive a preferred return on contributed capital computed using an interest rate equal to prime plus 2%. As of December 31, 1999 and 1998, the Partnership has unpaid preferred returns of $0 and $394,827, respectively, on IHP's capital contributions, and $0 and $8,178, respectively, on CPH's capital contributions.

  Use of Estimates

     The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1999 and 1998, and revenues and expenses for each of the years in the period ended December 31, 1999. Actual results could materially differ from those estimates in the near term.

  Real Estate Inventories

     Real estate inventories include direct and indirect land costs, offsite costs and onsite improvement costs, project commitment fees and builder overhead fees which are capitalized to the real estate project. Selling and marketing costs are expensed as incurred.

     The Partnership complies with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires the Partnership to review the Project whenever events or changes in circumstances indicate that the cost basis of such assets may not be recoverable. If the cost basis of the Project is greater than the projected future net cash flows from the Project, an impairment loss is recognized. Impairment losses are calculated as the difference between the Project's cost basis and its estimated fair value,

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

net of disposal costs on completed units, if any. No impairment losses were recorded in December 31, 1998 and 1997, Accordingly, the Project was carried at its historical cost basis. The Partnership sold all of its remaining homes in 1999, therefore, there is no inventory balance as of December 31, 1999.

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

2. REAL ESTATE INVENTORIES

     During 1999, the Project's remaining 45 homes were sold. At December 31, 1999, included in accounts payable and accrued liabilities is $1,155,219 of estimated costs to complete the development of the Project and $141,958 of warranty cost reserves.

3. NOTE PAYABLE

     The Partnership had a noninterest-bearing note payable issued to the seller in connection with the acquisition of the land on which the Project is being developed. The note payable was secured by real estate inventories and was paid off in May 1998. The unamortized discount based on an imputed interest rate of 10% was $28,875 as of December 31, 1997. Imputed interest of $19,252 and $266,473 was capitalized to real estate inventories during the years ended December 31, 1998 and 1997, respectively.

4. RELATED PARTY TRANSACTIONS

     The partnership agreement provides that a total of $1,579,199 be paid to the general partner in monthly installments for builder overhead fees. If, after all of the homes in the Project are sold, actual sales prices (as defined) are less than budgeted sales prices, the general partner shall be liable to the Partnership for all overhead fees received in excess of 3% of actual gross sales prices (as defined). If actual sales prices are greater than budgeted sales prices, the general partner shall be entitled to receive from the Partnership an amount equal to 3% of actual gross sales prices less overhead fees already received. An additional $394,154 of builder overhead fees was incurred by the Partnership as actual sale prices were greater than budget.

     The following fees were paid to the partners and capitalized to the Project during the years ended December 31, 1999, 1998 and 1997:

                                                       1999        1998        1997
                                                     --------    --------    --------
Commitment fees paid to IHP........................  $     --    $131,600    $263,200
Builder overhead fees paid to CPH..................   218,920     717,540     642,733
                                                     --------    --------    --------
                                                     $218,920    $849,140    $905,933
                                                     ========    ========    ========

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
M.P.E. Partners, L.P.

     We have audited the accompanying balance sheets of M.P.E. Partners, L.P., a California limited partnership (the "Partnership"), as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1999 and 1998 and for the period March 14, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.P.E. Partners, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period March 14, 1997 (inception) through December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

January 28, 2000

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              ----------    -----------
ASSETS
Cash........................................................  $  529,158    $   420,515
Receivables and other assets................................       2,846        278,544
Real estate inventories (Notes 2 and 3).....................          --     16,102,348
                                                              ----------    -----------
                                                              $  532,004    $16,801,407
                                                              ==========    ===========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities....................  $  823,388    $ 2,866,241
Due to partners (Note 3)....................................     455,935        109,138
                                                              ----------    -----------
                                                               1,279,323      2,975,379
Commitments and contingencies (Note 4)
Partners' capital (deficit).................................    (747,319)    13,826,028
                                                              ----------    -----------
                                                              $  532,004    $16,801,407
                                                              ==========    ===========

                See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE
          PERIOD MARCH 14, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                          1999           1998           1997
                                                       -----------    -----------    ----------
SALES................................................  $24,345,000    $32,056,400    $1,944,600
COST OF SALES........................................   19,039,542     25,739,557     1,505,103
                                                       -----------    -----------    ----------
GROSS PROFIT.........................................    5,305,458      6,316,843       439,497
OTHER EXPENSES (INCOME)
Selling and marketing (Note 3).......................    2,701,810      2,100,750       644,567
Other expense (income)...............................       17,045          6,170        (1,624)
                                                       -----------    -----------    ----------
NET INCOME (LOSS)....................................  $ 2,586,603    $ 4,209,923    $ (203,446)
                                                       ===========    ===========    ==========

                See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE
          PERIOD MARCH 14, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                       IHP
                                                    INVESTMENT     CAPITAL PACIFIC
                                                   FUND I, L.P.     HOLDINGS, LLC        TOTAL
                                                   ------------    ---------------    ------------
BALANCE -- March 14, 1997 (Inception)............  $         --      $        --      $         --
Contributions from partners......................    20,405,433        2,710,000        23,115,433
Net loss.........................................            --         (203,446)         (203,446)
                                                   ------------      -----------      ------------
BALANCE -- December 31, 1997.....................    20,405,433        2,506,554        22,911,987
Contributions from partners......................    18,799,859               --        18,799,859
Distribution to partners.........................   (29,918,842)      (2,176,899)      (32,095,741)
Net income.......................................     2,621,826        1,588,097         4,209,923
                                                   ------------      -----------      ------------
BALANCE -- December 31, 1998.....................    11,908,276        1,917,752        13,826,028
Contributions from partners......................     6,149,660               --         6,149,660
Distribution to partners.........................   (21,609,165)      (1,700,445)      (23,309,610)
Net income.......................................     1,677,956          908,647         2,586,603
                                                   ------------      -----------      ------------
BALANCE -- December 31, 1999.....................  $ (1,873,273)     $ 1,125,954      $   (747,319)
                                                   ============      ===========      ============

                See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE
          PERIOD MARCH 14, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                       1999            1998            1997
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................  $  2,586,603    $  4,209,923    $   (203,446)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
  Cost of sales..................................    19,039,542      25,739,557       1,505,103
  Changes in operating assets and liabilities
     Receivables and other assets................       275,698       1,604,686      (1,883,230)
     Additions to real estate inventories........    (2,937,194)    (19,091,151)    (21,545,857)
     Accounts payable and accrued liabilities....    (2,042,853)      2,349,522         516,719
     Due to partners.............................       346,797      (1,118,257)      1,227,395
                                                   ------------    ------------    ------------
Net cash provided by (used in) operating
  activities.....................................    17,268,593      13,694,280     (20,383,316)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from partners..............     6,149,660      18,799,859      20,405,433
Capital distributions to partners................   (23,309,610)    (32,095,741)             --
                                                   ------------    ------------    ------------
Net cash (used in) provided by financing
  activities.....................................   (17,159,950)    (13,295,882)     20,405,433
                                                   ------------    ------------    ------------
NET INCREASE IN CASH.............................       108,643         398,398          22,117
CASH -- beginning of period......................       420,515          22,117              --
                                                   ------------    ------------    ------------
CASH -- end of period............................  $    529,158    $    420,515    $     22,117
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash transaction
Capital contribution for model-related costs.....  $         --    $         --    $  2,710,000
                                                   ============    ============    ============

                See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

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

     Certain distributions reflected in the statement of partners' capital were not in accordance with the provisions of the partnership agreement and it is management's and the partners' intent to cumulatively adjust future contributions and distributions of the Partnership to reflect the provisions of the partnership agreement.

     The partnership agreement provides, among other things, that the partners shall be entitled to receive a preferred return on contributed capital computed at the rate of prime plus 1%. As of December 31, 1999 and 1998, the Partnership has unpaid preferred returns of $0 and $6,391, respectively, on IHP's capital contributions, and $307,434 and $245,829, respectively, on CPH's capital contributions.

  Use of Estimates

     The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1999 and 1998, and revenues and expenses for the years ended December 31, 1999 and 1998 and the period March 14, 1997 (inception) through December 31, 1997. Actual results could materially differ from those estimates in the near term.

  Real Estate Inventories

     Real estate inventories include direct and indirect land costs, offsite costs and onsite improvement costs, project commitment fees and builder overhead fees which are capitalized to the Project. Selling and marketing costs are expensed as incurred.

     The Partnership complies with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires the Partnership to review the Project whenever events or changes in

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

circumstances indicate that the cost basis of the Project may not be recoverable. If the cost basis of the Project is greater than the projected future net cash flows from the Project, an impairment loss is recognized. Impairment losses are calculated as the difference between the Project's cost basis and its estimated fair value, net of disposal costs on completed units, if any. No impairment losses were recorded in 1998 and 1997. Accordingly, the Project was carried at its historical cost basis. The Partnership sold all of its remaining homes in 1999, therefore, there is no inventory balance at December 31, 1999.

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

2. REAL ESTATE INVENTORIES

     During 1999, the Project's remaining 20 homes were sold. At December 31, 1999, included in accounts payable and accrued liabilities is $552,475 of estimated costs to complete the development of the Project and $270,913 of warranty cost reserves.

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

     The Partnership entered into a cost sharing agreement with CPH, Inc. which requires the Partnership to reimburse CPH, Inc. for certain costs related to advertising and the operation and maintenance of the models and sales office. Total shared costs allocated to the Partnership during the years ended December 31, 1999 and 1998 and the period ended December 31, 1997 were $0, $1,520,811 and $471,646, respectively, and are included in selling and marketing costs in the Partnership's statements of operations.

     The partnership agreement provides that a total of $1,623,655 be paid to the general partner in monthly installments for builder overhead fees. If, after all of the homes in the Project are sold, actual sales prices (as defined) are less than budgeted sales prices, the general partner shall be liable to the Partnership for all overhead fees received in excess of 3% of actual gross sales prices (as defined). If actual sales prices are greater than budgeted sales prices, the general partner shall be entitled to receive from the Partnership an amount equal to 3% of actual gross sales prices less overhead fees already received. An additional $126,725 of builder overhead fees was incurred by the Partnership as actual sale prices were greater than budget.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following fees were paid to the partners and capitalized to the Project during the year ended December 31, 1998 and the period March 14, 1997 (inception) through December 31, 1997:

                                                      1999         1998         1997
                                                    --------    ----------    --------
Commitment fees paid to IHP.......................  $     --    $  270,609    $270,609
Builder overhead fees paid to CPH.................   267,913       847,128     635,346
                                                    --------    ----------    --------
                                                    $267,913    $1,117,737    $905,955
                                                    ========    ==========    ========

     The amounts due to the partners as of December 31, 1999 and 1998 consist of amounts due to CPH for the payment of builder overhead fees and development fees.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission no later than June 28, 2000 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. FINANCIAL STATEMENTS. The following Financial Statements, together with the Notes thereto and Independent Auditors' Reports thereon, are included in Part II, Item 8 of this report.

        CAPITAL PACIFIC HOLDINGS, INC.

        Report of Independent Public Accountants
        Consolidated Balance Sheets as of February 28, 1999 and February 29,
         2000
        Consolidated Statements of Operations for the years ended February 28,
         1998 and 1999 and February 29, 2000
        Consolidated Statements of Stockholders' Equity for the years ended
         February 28, 1998 and 1999 and February 29, 2000
        Consolidated Statements of Cash Flows for the years ended February 28,
         1998 and 1999 and February 29, 2000
        Notes to Consolidated Financial Statements

        GRAND COTO ESTATES, L.P.

        Report of Independent Auditors
        Balance Sheets as of December 31, 1999 and 1998
        Statements of Operations for the years ended December 31, 1999, 1998 and
         1997
        Statements of Partners' Capital (Deficit) for the years ended December
         31, 1999, 1998 and 1997
        Statements of Cash Flows for the years ended December 31, 1999, 1998 and
         1997
        Notes to Financial Statements

        M.P.E. PARTNERS, L.P.

        Reports of Independent Auditors
        Balance Sheets as of December 31, 1999 and 1998
        Statements of Operations for the years ended December 31, 1999, and 1998 and the period March 14, 1997 (Inception) through December 31, 1997
        Statements of Partners' Capital (Deficit) for the years ended December
         31, 1999 and 1998 and the period March 14, 1997 (Inception) through
         December 31, 1997
        Statements of Cash Flows for the years ended December 31, 1999 and 1998 and the period March 14, 1997 (Inception) through December 31, 1997 Notes to Financial Statements

2. EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Second Restated Certificate of Incorporation of the
          Registrant, as Amended. (Incorporated by reference to
          Exhibit 3.3 of the Registrant's Annual Report on Form 10-K
          for the fiscal year ended February 28, 1998).
  3.2     Second Amended and Restated Bylaws of the Registrant.
          (Incorporated by reference to Exhibit 3.4 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
  4.1     See the Articles of Incorporation and Bylaws of the
          Registrant (Exhibits 3.1 - 3.2) and the Indenture and
          related agreements (Exhibits 10.1 - 10.6).
 10.1     Indenture agreement by and between Capital Pacific Holdings,
          Inc., as Issuer; Durable Homes, Inc., J.M. Peters Nevada,
          Inc., and Peters Ranchland, Inc., as Guarantors, and United
          States Trust Company of New York, as Trustee, dated as of
          May 13, 1994. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 filed on May 27, 1994, SEC File
          No. 001-09911).
 10.2     Warrant Agreement by and between Capital Pacific Holdings,
          Inc., and United States Trust Company of New York, Warrant
          Agent, dated as of May 13, 1994. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form
          10-K for the fiscal year ended February 28, 1994 filed on
          May 27, 1994, SEC File No. 001-09911).
 10.3     Warrant Registration Rights Agreement by and between Capital
          Pacific Holdings, Inc., and Morgan Stanley & Co.
          Incorporated dated as of May 13, 1994. (Incorporated by
          reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
          filed on May 27, 1994, SEC File No. 001-09911).
 10.4     Notes Registration Rights Agreement by and between Capital
          Pacific Holdings, Inc., and Morgan Stanley & Co.
          Incorporated dated as of May 13, 1994. (Incorporated by
          reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
          filed on May 27, 1994, SEC File No. 001-09911).
 10.5     Second Supplemental Indenture dated as of September 10, 1997 to the Indenture agreement dated as of May 13, 1998.
          (Incorporated by reference to Exhibit 10.5 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
 10.6     Third Supplemental Indenture, dated as of October 1, 1997 to the Indenture agreement dated as of May 13, 1994, as
          amended. (Incorporated by reference to Exhibit 10.6 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
 10.7     Capital Pacific Holdings, Inc. Stock Incentive Agreement
          (Non-Qualified). Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1999.
 21.1     Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form
          10-K for the fiscal year ended February 28, 1999.)
 23.1     Consent of Ernst & Young LLP.
 23.2     Consent of Arthur Andersen LLP.
   27     Financial Data Schedule.
 99.1     Amended and Restated Limited Liability Company agreement
          (Incorporated by reference to Exhibit 99.1 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997).
 99.2     Investment and Stockholder agreement (Incorporated by
          reference to Exhibit 99.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended August 31, 1997).
 99.3     Registration Rights agreement (Incorporated by reference to
          Exhibit 99.3 of the Registrant's Quarterly Report on Form
          10-Q for the quarter ended August 31, 1997).

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the year ended February 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Newport Beach, State of California, on May 26, 2000.

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

Date: May 30, 2000

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

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----
               /s/ HADI MAKARECHIAN                  Chairman of the Board, Chief         May 30, 2000
---------------------------------------------------    Executive Officer and President
                 Hadi Makarechian

            /s/ STEVEN O. SPELMAN, JR.               Senior Vice President, Chief         May 30, 2000
---------------------------------------------------    Financial Officer and Corporate
              Steven O. Spelman, Jr.                   Secretary

                /s/ WILLIAM A. FUNK                  Director, Senior Vice President,     May 30, 2000
---------------------------------------------------    Commercial Development
                  William A. Funk

              /s/ KARLHEINZ M. KAISER                Director                             May 30, 2000
---------------------------------------------------
                Karlheinz M. Kaiser

                /s/ ALLAN L. ACREE                   Director                             May 30, 2000
---------------------------------------------------
                  Allan L. Acree

                                 EXHIBIT INDEX

                                                                          SEQUENTIAL
EXHIBIT                                                                      PAGE
NUMBER                            DESCRIPTION                               NUMBER
-------                           -----------                             ----------
  3.1     Second Restated Certificate of Incorporation of the
          Registrant, as Amended. (Incorporated by reference to
          Exhibit 3.3 of the Registrant's Annual Report on Form 10-K
          for the fiscal year ended February 28, 1998). ..............
  3.2     Second Amended and Restated Bylaws of the Registrant.
          (Incorporated by reference to Exhibit 3.4 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998). ..................................
  4.1     See the Articles of Incorporation and Bylaws of the
          Registrant (Exhibits 3.1-3.2) and the Indenture and related agreements (Exhibits 10.1-10.6). ...........................
 10.1     Indenture agreement by and between Capital Pacific Holdings,
          Inc., as Issuer; Durable Homes, Inc., J.M. Peters Nevada,
          Inc., and Peters Ranchland, Inc., as Guarantors, and United
          States Trust Company of New York, as Trustee, dated as of
          May 13, 1994. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 filed on May 27, 1994, SEC File
          No. 001-09911). ............................................
 10.2     Warrant Agreement by and between Capital Pacific Holdings,
          Inc., and United States Trust Company of New York, Warrant
          Agent, dated as of May 13, 1994. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form
          10-K for the fiscal year ended February 28, 1994 filed on
          May 27, 1994, SEC File No. 001-09911). .....................
 10.3     Warrant Registration Rights Agreement by and between Capital
          Pacific Holdings, Inc., and Morgan Stanley & Co.
          Incorporated dated as of May 13, 1994. (Incorporated by
          reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
          filed on May 27, 1994, SEC File No. 001-09911). ............
 10.4     Notes Registration Rights Agreement by and between Capital
          Pacific Holdings, Inc., and Morgan Stanley & Co.
          Incorporated dated as of May 13, 1994. (Incorporated by
          reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
          filed on May 27, 1994, SEC File No. 001-09911). ............
 10.5     Second Supplemental Indenture dated as of September 10, 1997 to the Indenture agreement dated as of May 13, 1998.
          (Incorporated by reference to Exhibit 10.5 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998). ..................................
 10.6     Third Supplemental Indenture, dated as of October 1, 1997 to the Indenture agreement dated as of May 13, 1994, as
          amended. (Incorporated by reference to Exhibit 10.6 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998). ..................................
 10.7     Capital Pacific Holdings, Inc. Stock Incentive Agreement
          (Non-Qualified). Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1999. .......................
 21.1     Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form
          10-K for the fiscal year ended February 28, 1999.) .........
 23.1     Consent of Ernst & Young LLP. ..............................
 23.2     Consent of Arthur Andersen LLP. ............................

                                                                          SEQUENTIAL
EXHIBIT                                                                      PAGE
NUMBER                            DESCRIPTION                               NUMBER
-------                           -----------                             ----------
   27     Financial Data Schedule. ...................................
 99.1     Amended and Restated Limited Liability Company agreement
          (Incorporated by reference to Exhibit 99.1 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997). ....................................
 99.2     Investment and Stockholder agreement (Incorporated by
          reference to Exhibit 99.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended August 31,
          1997). .....................................................
 99.3     Registration Rights agreement (Incorporated by reference to
          Exhibit 99.3 of the Registrant's Quarterly Report on Form
          10-Q for the quarter ended August 31, 1997). ...............