Form 10-Q
period 2000-05-31
CAPITAL PACIFIC HOLDINGS INC
filed 2000-07-14
CIK 813945

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS AND TITLE OF                          SHARES OUTSTANDING AS OF
                CAPITAL STOCK                                  JUNE 30, 2000
              ------------------                          ------------------------
         Common Stock, $.10 Par Value                            13,769,111

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.   Financial Statements........................................    3
          Consolidated Balance Sheets -- May 31, 2000 and February 29,
          2000........................................................    3
          Consolidated Statements of Income for the Three Months Ended
          May 31, 2000
          and 1999....................................................    4
          Consolidated Statements of Cash Flows for the Three Months
          Ended May 31, 2000
          and 1999....................................................    5
          Notes to Consolidated Financial Statements..................    6
Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................   10

                        PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................   13

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               MAY 31,     FEBRUARY 29,
                                                                2000           2000
                                                              ---------    ------------
                                                                     (UNAUDITED)
Cash and cash equivalents...................................  $   6,513     $  19,389
Restricted cash.............................................        989         1,373
Accounts and notes receivable...............................     19,195        22,862
Real estate projects........................................    282,735       282,497
Property, plant and equipment...............................      8,473         8,536
Investment in and advances to unconsolidated joint
  ventures..................................................     16,160        15,379
Prepaid expenses and other assets...........................      7,757         8,245
                                                              ---------     ---------
          Total assets......................................  $ 341,822     $ 358,281
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................  $  28,940     $  39,600
Notes payable...............................................    134,291       125,809
Senior unsecured notes payable..............................     70,692        88,392
                                                              ---------     ---------
          Total liabilities.................................    233,923       253,801
                                                              ---------     ---------
Minority Interest...........................................     34,844        33,594
                                                              ---------     ---------
Stockholders' equity:
  Common stock, par value $.10 per share, 30,000,000 shares
     authorized; 13,769,111 and 13,815,911 shares issued and
     outstanding, respectively..............................  $   1,500     $   1,500
  Additional paid-in capital................................    211,888       211,888
  Accumulated deficit.......................................   (136,954)     (139,243)
  Treasury stock............................................     (3,379)       (3,259)
                                                              ---------     ---------
          Total stockholders' equity........................     73,055        70,886
                                                              ---------     ---------
          Total liabilities and stockholders' equity........  $ 341,822     $ 358,281
                                                              =========     =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MAY 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Sales of homes and land.....................................  $65,034    $61,974
Cost of sales...............................................   50,646     50,670
                                                              -------    -------
     Gross margin...........................................   14,388     11,304
Income from unconsolidated joint ventures...................       11      1,036
Selling, general and administrative expenses................   (7,657)    (6,220)
Interest expense............................................   (4,783)    (4,501)
                                                              -------    -------
     Income from operations.................................    1,959      1,619
Interest and other income, net..............................      445         13
Minority Interest...........................................     (724)      (486)
                                                              -------    -------
     Income before income taxes and extraordinary item......    1,680      1,146
Provision for income taxes..................................      336        326
                                                              -------    -------
     Income before extraordinary item.......................    1,344        820
Extraordinary gain for debt retired at less than face value,
  net of minority interest and taxes........................      945         --
                                                              -------    -------
          Net income........................................  $ 2,289    $   820
                                                              =======    =======
Net income per share -- basic and diluted:
  Income per share before extraordinary item................  $  0.10    $  0.06
  Extraordinary gain for debt retired at less than face
     value, net of minority interest and taxes..............     0.07         --
                                                              -------    -------
  Net income per share......................................  $  0.17    $  0.06
                                                              =======    =======
  Weighted average number of common shares -- basic.........   13,787     13,999
                                                              =======    =======
  Weighted average number of common shares -- diluted.......   13,884     14,016
                                                              =======    =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                                    MAY 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  2,289    $    820
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Gain on retirement of senior unsecured notes payable...      (945)         --
     Depreciation and amortization..........................       366         562
     Change in restricted cash..............................       384         (84)
     Increase in real estate projects.......................      (238)       (151)
     (Increase) decrease in receivables, prepaid expenses
      and other assets......................................     3,870      (1,605)
     (Increase) decrease in accounts payable and accrued
      liabilities...........................................   (10,896)    (17,060)
     Minority interest......................................       724         486
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................    (4,446)    (17,032)
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................      (303)       (191)
  Distributions to minority interest........................       (32)         --
  Decrease (increase) in investment in and advances to
     unconsolidated joint ventures..........................      (781)      5,853
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................    (1,116)      5,662
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on notes payable, net...............     8,482       8,230
  Retirement of senior unsecured notes payable..............   (15,676)         --
  Repurchase of common stock................................      (120)       (172)
                                                              --------    --------
          Net cash provided by (used in) financing
            activities......................................    (7,314)      8,058
                                                              --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (12,876)     (3,312)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    19,389       5,782
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  6,513    $  2,470
                                                              ========    ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 29, 2000, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended May 31, 2000, are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. The consolidated financial statements include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC") of which the Company owns a majority interest. The accompanying consolidated balance sheets (See Note 3), include the capital accounts of CPH LLC totaling $103 million, $33 million of which is required to be presented as minority interest. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. At the current time, the Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. An unaffiliated investment company, California Housing Finance, L.P. ("CHF") holds a 32.07% minority interest in CPH LLC as a result of a cash investment in CPH LLC. Subject to adjustment and exceptions under certain circumstances, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project specific entities. Assets under management, including unconsolidated joint ventures, totaled $699 million at May 31, 2000 in 60 residential and commercial properties. At May 31, 2000, CPH LLC had $260 million in assets and a net worth of $103 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $357 million and a combined net worth of $295 million at May 31, 2000. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as are necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC as well as other project-specific entities of which the Company is the managing member pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC and the project-specific entities.

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

 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 13 unconsolidated entities at May 31, 2000. The Company's net investment in and advances to unconsolidated entities are as follows at May 31, 2000 and February 29, 2000 (in thousands):

                                                         MAY 31,    FEBRUARY 29,
                                                          2000          2000
                                                         -------    ------------
JMP Canyon Estates, L.P................................  $   159      $   159
JMP Harbor View, L.P...................................      621          621
Grand Coto Estates, L.P................................     (369)        (633)
M.P.E. Partners, L.P...................................    1,726        1,710
RPV Associates, LLC....................................    2,463        2,759
CPH Dana Point, LLC....................................      255          266
CPH Monarch Beach, LLC.................................      771          445
CPH Resorts I, LLC.....................................    5,426        4,700
CPH Vista Palisades, LLC...............................      452          435
Atlanta Huntington Beach, LLC..........................      599        1,259
CPH Dos Pueblos, LLC...................................    4,010        3,595
CPH Airport Office Building, LLC.......................       10            7
CPH Redhill Office Building, LLC.......................       37           56
                                                         -------      -------
                                                         $16,160      $15,379
                                                         =======      =======

     The Company's ownership interests in the above entities vary. Generally, the Company receives a percentage of earnings although a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to the terms of each venture's agreement. The Company's carrying amount in each of the entities equals the underlying equity and reimbursable advances, and there are generally no significant amounts of undistributed earnings. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

     The Company uses the equity method of accounting for its investments in these unconsolidated 50 or less percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     Following is summarized, combined financial information for the unconsolidated entities at May 31, 2000 and February 29, 2000 and for the three month periods ended May 31, 2000 and May 31, 1999 (in thousands):

                                     ASSETS

                                                        MAY 31,     FEBRUARY 29,
                                                          2000          2000
                                                        --------    ------------
Cash..................................................  $  8,047      $ 11,225
Real estate projects..................................   297,124       281,402
Commercial buildings..................................    20,900        21,071
Other assets..........................................    30,974        31,281
                                                        --------      --------
                                                        $357,045      $344,979
                                                        ========      ========

                             LIABILITIES AND EQUITY

                                                        MAY 31,     FEBRUARY 29,
                                                          2000          2000
                                                        --------    ------------
Accounts payable and other liabilities................  $ 26,683      $ 25,724
Notes payable.........................................    35,318        37,722
                                                        --------      --------
                                                          62,001        63,446
                                                        --------      --------
Equity................................................   295,044       281,533
                                                        --------      --------
                                                        $357,045      $344,979
                                                        ========      ========

                                INCOME STATEMENT

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                           MAY 31,    MAY 31,
                                                            2000       1999
                                                           -------    -------
Sales of homes and land..................................  $20,095    $10,903
Interest and other income, net...........................    2,835      2,302
                                                           -------    -------
                                                            22,930     13,205
Costs and expenses.......................................   21,786     11,869
                                                           -------    -------
Net income...............................................  $ 1,144    $ 1,336
                                                           =======    =======

 5. NOTES PAYABLE

     Notes payable at May 31, 2000 and February 29, 2000, are summarized as follows (in thousands):

                                                              MAY 31,     FEBRUARY 29,
                                                                2000          2000
                                                              --------    ------------
Notes payable to banks, including interest varying from
  LIBOR plus two to thirteen percent, maturing between
  August 29, 2000 and February 1, 2002, secured by certain
  real estate projects on a non-recourse basis..............  $119,279      $105,951
Notes payable to banks, including interest at prime with the terms of the commitment reducing commencing August 1,
  2001, secured by certain real estate projects on a
  recourse basis............................................    14,579        19,281
Other.......................................................       433           577
                                                              --------      --------
                                                              $134,291      $125,809
                                                              ========      ========

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

                                                          THREE MONTHS ENDED
                                           -------------------------------------------------
                                                MAY 31, 2000              MAY 31, 1999
                                           -----------------------   -----------------------
                                           INCOME   SHARES    EPS    INCOME   SHARES    EPS
                                           ------   ------   -----   ------   ------   -----
Basic net income per share:
  Income available to common stockholders
     before extraordinary item...........  $1,344   13,787   $0.10    $820    13,999   $0.06
Effect of dilutive securities:
  Warrants...............................      --       --      --      --        --      --
  Stock options..........................      --       97      --      --        17      --
                                           ------   ------   -----    ----    ------   -----
Diluted net income per share before
  extraordinary item.....................  $1,344   13,884   $0.10    $820    14,016   $0.06
                                           ======   ======   =====    ====    ======   =====

 7. COMMON STOCK REPURCHASE PROGRAM

     The Company has announced a stock repurchase program whereby up to 1,000,000 shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of May 31, 2000, approximately 536,400 shares have been repurchased under this program.

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

     The following table illustrates the actual and pro forma results of the Company's operations for the three months ended May 31, 2000 and 1999. The pro forma results reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                   THREE MONTHS ENDED
                              -------------------------------------------------------------
                                      MAY 31, 2000                    MAY 31, 1999
                              -----------------------------   -----------------------------
                                             PRO FORMA WITH                  PRO FORMA WITH
                              CONSOLIDATED   JOINT VENTURES   CONSOLIDATED   JOINT VENTURES
                              ------------   --------------   ------------   --------------
Sales of homes and land.....    $65,034         $85,129         $61,974         $72,877
Cost of sales...............     50,646          68,786          50,670          59,778
                                -------         -------         -------         -------
          Gross margin......    $14,388         $16,343         $11,304         $13,099
                                =======         =======         =======         =======

     Since the financial restructuring in October 1997, the Company, together with its financial partners, has invested over $400 million in 11 new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

OPERATING DATA

     The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                                         THREE MONTHS ENDED
                                                       ----------------------
                                                        MAY 31,      MAY 31,
                                                          2000         1999
                                                       ----------    --------
New homes delivered:
  California.........................................           4          21
  Texas..............................................         127         112
  Nevada.............................................          63          83
  Arizona............................................          64          76
  Colorado...........................................          50          --
                                                       ----------    --------
     Subtotal........................................         308         292
  Unconsolidated Joint Ventures (California).........          18          11
                                                       ----------    --------
          Total homes delivered......................         326         303
Lot deliveries.......................................          29           6
                                                       ----------    --------
Total homes and lots delivered.......................         355         309
                                                       ==========    ========
Net new orders.......................................         375         349
                                                       ==========    ========
Average home sales price:
  California.........................................  $1,309,000    $716,000
  Texas..............................................     182,000     188,000
  Nevada.............................................     200,000     207,000
  Arizona............................................     147,000     142,000
  Colorado...........................................     190,000          --
  Combined...........................................  $  256,000    $238,000

     The following table shows backlog in units and dollars at May 31, 2000 and 1999 for each of the Company's operations, including unconsolidated joint ventures:

                                                        ENDING BACKLOG
                                             ------------------------------------
                                               MAY 31, 2000        MAY 31, 1999
                                             ----------------    ----------------
                                             UNITS   ($000S)     UNITS   ($000S)
                                             -----   --------    -----   --------
California.................................    74    $118,800      37    $ 34,100
Texas......................................   280      61,300     274      52,000
Nevada.....................................    85      17,400      87      17,900
Arizona....................................    85      14,100     144      20,700
Colorado...................................   123      23,700       1         200
                                              ---    --------     ---    --------
          Total............................   647    $235,300     543    $124,900
                                              ===    ========     ===    ========

FIRST THREE MONTHS OF FISCAL 2001 (ENDED MAY 31, 2000) COMPARED TO FIRST THREE MONTHS OF FISCAL 2000 (ENDED MAY 31, 1999)

     The Company reported net income of $2.3 million or $0.17 per share, in the first quarter of fiscal 2001, as compared to net income of $820,000, or $0.06 per share, in the first quarter of fiscal 2000. The current quarter's income included an extraordinary gain of $945,000, or $0.07 per share, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $85.1 million for the first quarter of fiscal 2001 compared to $72.9 million for the first quarter of fiscal 2000. On a consolidated basis, sales of homes and land increased to $65.0 million from $62.0 million for the respective quarters. These increases are due to an increase in home closings, as well as an increase in Company's average sales price per home to

$256,000 in the first quarter of fiscal 2001 from $238,000 in the first quarter of fiscal 2000. Total home closings increased from 303 in the first quarter of fiscal 2000 to 326 in the first quarter of fiscal 2001, including 11 and 18 homes, respectively, closed in unconsolidated joint ventures.

     The Company's actual gross margin on home and lot closings increased to 22.1% for the first quarter of fiscal 2001 as compared to 18.2% for the first quarter of fiscal 2000. The Company's pro forma gross margin on home and lot closings also increased to 19.2% during the first quarter of fiscal 2001 as compared to 18.0% for the first quarter of fiscal 2000. These increases are due in part to stronger demand experienced in the Company's markets in the current year.

     Selling, general and administrative expense of $7.6 million for the first quarter of fiscal 2001 increased $1.4 million or 22.9% as compared to the first quarter of fiscal 2000. As a percentage of revenue, selling, general and administrative expense increased from 10.0% to 11.8% between quarters, primarily due to development and other activities undertaken in certain projects prior to the generation of revenues.

     Income from unconsolidated joint ventures decreased from $1.0 million in the first quarter of fiscal 2000 to $11,000 in the first quarter of fiscal 2001. The Company was recording profit participation on the joint ventures which reported closings in fiscal 2000, while the profits on the joint ventures with closings in fiscal 2001 is primarily allocated to cover preferred return on the partners' invested capital.

     Interest and other income increased from $13,000 in the first quarter of fiscal 2000 to $445,000 in the first quarter of fiscal 2001.

     Minority interest of $724,000 for the first quarter of fiscal 2001 and $486,000 for the first quarter of fiscal 2000 primarily represents the share of CPH LLC's income attributable to CHF.

     Interest incurred was $6.2 million in the first quarter of fiscal 2001, as compared to $4.4 million in the first quarter of fiscal 2000, while interest expensed was $4.8 million during the first quarter of fiscal 2001, as compared to $4.5 million in the first quarter of fiscal 2000.

     The Company recorded a provision for income taxes of $336,000 in the first quarter of fiscal 2001, utilizing an effective tax rate of 20 percent, as compared to $326,000 in the first quarter of fiscal 2000, with an effective tax rate of 25 percent.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of May 31, 2000, the Company has in place several credit facilities totaling $225 million (the "Facilities") with various bank lenders (the "Banks"), of which $134 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC, a consolidated joint venture. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At May 31, 2000, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of May 31, 2000, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes ("Senior Notes") including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC. The Senior Notes mature in May, 2002. As of May 31, 2000, Senior Notes with a face value of $29.3 million have been repurchased by the Company.

     The indenture to which the Senior Notes are subject (the "Indenture") contains restrictions on CPH LLC on the incurring of indebtedness, which affect the availability of the Facilities based on various measures of the financial performance of CPH LLC. Subject to such restrictions, the Facilities are available to augment cash flow from operations and joint venture financing to fund CPH LLC's operations.

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

MARKET RISK EXPOSURE

     The "Market Risk Exposure" paragraphs are presented to provide an update about material changes to the "Quantitative and Qualitative Disclosures about Market Risk" paragraphs included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction with those paragraphs.

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. The Company does not use interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company has previously issued $100 million in fixed-rate Senior Notes to provide longer-term financing. At May 31, 2000, $70.7 million of the Senior Notes remain outstanding.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based upon the amount of variable rate debt outstanding at the end of the first quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest incurred for the coming year of approximately $1.3 million.

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

Date: July 14, 2000                       By:     /s/ HADI MAKARECHIAN
                                            ------------------------------------
                                                      Hadi Makarechian
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                          President
                                               (Principal Executive Officer)

Date: July 14, 2000                       By:  /s/ STEVEN O. SPELMAN, JR.
                                            ------------------------------------
                                                   Steven O. Spelman, Jr.
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                     Corporate Secretary
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      27       Financial Data Schedule