Form 10-Q
period 2000-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 2000-10-13
CIK 813945

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS AND TITLE OF                          SHARES OUTSTANDING AS OF
                CAPITAL STOCK                                SEPTEMBER 29, 2000
              ------------------                          ------------------------
         Common Stock, $.10 Par Value                            13,767,911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements........................................    1

         Consolidated Balance Sheets -- August 31, 2000 and February
         29, 2000....................................................    1

         Consolidated Statements of Income for the Three and Six
         Months Ended August 31, 2000 and 1999.......................    2

         Consolidated Statements of Cash Flows for the Six Months
         Ended August 31, 2000 and 1999..............................    3

         Notes to Consolidated Financial Statements..................    4

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................    8

                       PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........   13

Item 6.  Exhibits and Reports on Form 8-K............................   13

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               AUGUST 31,     FEBRUARY 29,
                                                                  2000            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $   8,203       $  19,389
Restricted cash.............................................         918           1,373
Accounts and notes receivable...............................      21,975          22,862
Real estate projects........................................     277,869         282,497
Property, plant and equipment...............................       8,279           8,536
Investment in and advances to unconsolidated joint
  ventures..................................................      15,229          15,379
Prepaid expenses and other assets...........................       9,183           8,245
                                                               ---------       ---------
          Total assets......................................   $ 341,656       $ 358,281
                                                               =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................   $  38,426       $  39,600
Notes payable...............................................     131,669         125,809
Senior unsecured notes payable..............................      59,792          88,392
                                                               ---------       ---------
          Total liabilities.................................     229,887         253,801
                                                               ---------       ---------
Minority Interest...........................................      36,170          33,594
                                                               ---------       ---------
Stockholders' equity:
  Common stock, par value $.10 per share, 30,000,000 shares
     authorized; 13,769,111 and 13,815,911 shares issued and
     outstanding, respectively..............................       1,500           1,500
  Additional paid-in capital................................     211,888         211,888
  Accumulated deficit.......................................    (134,410)       (139,243)
  Treasury stock............................................      (3,379)         (3,259)
                                                               ---------       ---------
          Total stockholders' equity........................      75,599          70,886
                                                               ---------       ---------
          Total liabilities and stockholders' equity........   $ 341,656       $ 358,281
                                                               =========       =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          AUGUST 31,           AUGUST 31,
                                                      ------------------   -------------------
                                                        2000      1999       2000       1999
                                                      --------   -------   --------   --------
Sales of homes and land.............................  $ 96,215   $67,383   $161,249   $129,357
Cost of sales.......................................    73,322    54,890    123,968    105,560
                                                      --------   -------   --------   --------
     Gross margin...................................    22,893    12,493     37,281     23,797
Income (loss) from unconsolidated joint ventures....       (54)      516        (43)     1,552
Selling, general and administrative expenses........   (10,885)   (7,387)   (18,542)   (13,607)
Interest expense....................................    (8,776)   (4,385)   (13,559)    (8,886)
                                                      --------   -------   --------   --------
     Income from operations.........................     3,178     1,237      5,137      2,856
Interest and other income, net......................       567       278      1,012        291
Minority Interest...................................    (1,122)     (407)    (1,846)      (893)
                                                      --------   -------   --------   --------
     Income before income taxes and extraordinary
       item.........................................     2,623     1,108      4,303      2,254
Provision for income taxes..........................       524       208        860        534
                                                      --------   -------   --------   --------
     Income before extraordinary item...............     2,099       900      3,443      1,720
Extraordinary gain for debt retired at less than
  face value, net of minority interest and taxes....       445       200      1,390        200
                                                      --------   -------   --------   --------
       Net income...................................  $  2,544   $ 1,100   $  4,833   $  1,920
                                                      ========   =======   ========   ========
Net income per share -- basic and diluted:
  Income per share before extraordinary item........  $   0.15   $  0.06   $   0.25   $   0.12
  Extraordinary gain for debt retired at less than
     face value, net of minority interest and
     taxes..........................................      0.03      0.02       0.10       0.02
                                                      --------   -------   --------   --------
  Net income per share..............................  $   0.18   $  0.08   $   0.35   $   0.14
                                                      ========   =======   ========   ========
  Weighted average number of common
     shares -- basic................................    13,769    13,938     13,778     13,968
                                                      ========   =======   ========   ========
  Weighted average number of common
     shares -- diluted..............................    13,834    14,007     13,853     14,001
                                                      ========   =======   ========   ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE
                                                                SIX MONTHS ENDED
                                                                   AUGUST 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  4,833    $  1,920
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Gain on retirement of senior unsecured notes payable......    (1,390)       (200)
  Depreciation and amortization.............................       747       1,136
  Change in restricted cash.................................       455        (175)
  (Increase) decrease in real estate projects...............     4,628     (10,355)
  Decrease in receivables, prepaid expenses and other
     assets.................................................      (471)     (2,039)
  Decrease in accounts payable and accrued liabilities......    (1,522)    (12,119)
  Minority interest.........................................     1,846       1,203
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................     9,126     (20,629)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net....................      (490)       (474)
Distributions to minority interest..........................       (90)        (83)
Decrease in investment in and advances to unconsolidated
  joint ventures............................................       150       3,268
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................      (430)      2,711
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on notes payable, net.................     5,860      16,959
Retirement of senior unsecured notes payable................   (25,622)     (1,770)
Repurchase of common stock..................................      (120)       (410)
                                                              --------    --------
          Net cash provided by (used in) financing
            activities......................................   (19,882)     14,779
                                                              --------    --------
Net decrease in cash and cash equivalents...................   (11,186)     (3,139)
Cash and cash equivalents at beginning of period............    19,389       5,782
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  8,203    $  2,643
                                                              ========    ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 29, 2000, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the six month period ended August 31, 2000, are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. The consolidated financial statements include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC") of which the Company owns a majority interest. The accompanying consolidated balance sheets (See Note 3), include the capital accounts of CPH LLC totaling $107 million, $35 million of which is required to be presented as minority interest. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. At the current time, the Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. An unaffiliated investment company, California Housing Finance, L.P. ("CHF") holds a 32.07% minority interest in CPH LLC as a result of a cash investment in CPH LLC. Subject to adjustment and exceptions under certain circumstances, at the current time, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project specific entities. Assets under management, including unconsolidated joint ventures, totaled $725 million at August 31, 2000 in 61 residential and commercial properties. At August 31, 2000, CPH LLC had $250 million in assets and a net worth of $107 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $384 million and a combined net worth of $317 million at August 31, 2000. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as are necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC as well as other project-specific entities of which the Company is the managing member pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC and the project-specific entities.

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

4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 14 unconsolidated entities at August 31, 2000. The Company's net investment in and advances to unconsolidated entities are as follows at August 31, 2000 and February 29, 2000 (in thousands):

                                                        AUGUST 31,    FEBRUARY 29,
                                                           2000           2000
                                                        ----------    ------------
JMP Canyon Estates, L.P...............................   $   162        $   159
JMP Harbor View, L.P..................................       607            621
Grand Coto Estates, L.P...............................        89           (633)
M.P.E. Partners, L.P..................................     1,605          1,710
RPV Associates, LLC...................................       711          2,759
CPH Dana Point, LLC...................................       121            266
CPH Monarch Beach, LLC................................       241            445
CPH Resorts I, LLC....................................     5,641          4,700
CPH Vista Palisades, LLC..............................       532            435
Atlanta Huntington Beach, LLC.........................       736          1,259
CPH Dos Pueblos, LLC..................................     4,249          3,595
CPH Airport Office Building, LLC......................         4              7
CPH Redhill Office Building, LLC......................        31             56
LB/L-CPH Providence, LLC..............................       500             --
                                                         -------        -------
                                                         $15,229        $15,379
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

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     Following is summarized, combined financial information for the unconsolidated entities at August 31, 2000 and February 29, 2000 and for the three and six month periods ended August 31, 2000 and August 31, 1999 (in thousands):

                                     ASSETS

                                                        AUGUST 31,    FEBRUARY 29,
                                                           2000           2000
                                                        ----------    ------------
Cash..................................................   $  3,101       $ 11,225
Real estate projects..................................    324,086        281,402
Commercial buildings..................................     20,963         21,071
Other assets..........................................     35,405         31,281
                                                         --------       --------
                                                         $383,555       $344,979
                                                         ========       ========

                             LIABILITIES AND EQUITY

                                                        AUGUST 31,    FEBRUARY 29,
                                                           2000           2000
                                                        ----------    ------------
Accounts payable and other liabilities................   $ 26,270       $ 25,724
Notes payable.........................................     40,125         37,722
                                                         --------       --------
                                                           66,395         63,446
                                                         --------       --------
Equity................................................    317,160        281,533
                                                         --------       --------
                                                         $383,555       $344,979
                                                         ========       ========

                                INCOME STATEMENT

                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                  ------------------------    ------------------------
                                  AUGUST 31,    AUGUST 31,    AUGUST 31,    AUGUST 31,
                                     2000          1999          2000          1999
                                  ----------    ----------    ----------    ----------
Sales of homes and land.......     $ 8,027       $ 8,968       $28,122       $19,871
Interest and other income,
  net.........................       2,926         2,636         5,761         4,938
                                   -------       -------       -------       -------
                                    10,953        11,604        33,883        24,809
Costs and expenses............      10,314        10,062        32,100        21,931
                                   -------       -------       -------       -------
          Net income..........     $   639       $ 1,542       $ 1,783       $ 2,878
                                   =======       =======       =======       =======

5. NOTES PAYABLE

     Notes payable at August 31, 2000 and February 29, 2000, are summarized as follows (in thousands):

                                                        AUGUST 31,    FEBRUARY 29,
                                                           2000           2000
                                                        ----------    ------------
Notes payable to banks, including interest varying
  from LIBOR plus two to thirteen percent, maturing
  between October 15, 2000 and February 3, 2003,
  secured by certain real estate projects on a
  non-recourse basis..................................   $117,300       $105,951
Notes payable to banks, including interest at prime
  with the terms of the commitment reducing commencing
  August 1, 2002, secured by certain real estate
  projects on a recourse basis........................     13,969         19,281
Other.................................................        400            577
                                                         --------       --------
                                                         $131,669       $125,809
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

                                                   THREE MONTHS ENDED
                                 ------------------------------------------------------
                                      AUGUST 31, 2000              AUGUST 31, 1999
                                 -------------------------    -------------------------
                                 INCOME    SHARES     EPS     INCOME    SHARES     EPS
                                 ------    ------    -----    ------    ------    -----
Basic net income per share:
  Income available to common
     stockholders before
     extraordinary item........  $2,099    13,769    $0.15     $900     13,938    $0.06
Effect of dilutive securities:
  Warrants.....................      --        --       --       --         22       --
  Stock options................      --        65       --       --         47       --
                                 ------    ------    -----     ----     ------    -----
Diluted net income per share
  before extraordinary item....  $2,099    13,834    $0.15     $900     14,007    $0.06
                                 ======    ======    =====     ====     ======    =====

                                                    SIX MONTHS ENDED
                                 ------------------------------------------------------
                                      AUGUST 31, 2000              AUGUST 31, 1999
                                 -------------------------    -------------------------
                                 INCOME    SHARES     EPS     INCOME    SHARES     EPS
                                 ------    ------    -----    ------    ------    -----
Basic net income per share:
  Income available to common
     stockholders before
     extraordinary item........  $3,443    13,778    $0.25    $1,720    13,968    $0.12
Effect of dilutive securities:
  Warrants.....................      --        --       --        --        --       --
  Stock options................      --        75       --        --        33       --
                                 ------    ------    -----    ------    ------    -----
Diluted net income per share
  before extraordinary item....  $3,443    13,853    $0.25    $1,720    14,001    $0.12
                                 ======    ======    =====    ======    ======    =====

7. COMMON STOCK REPURCHASE PROGRAM

     The Company has announced a stock repurchase program whereby up to 1,000,000 shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of August 31, 2000, approximately 536,400 shares have been repurchased under this program.

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

     The following table illustrates the actual and pro forma results of the Company's operations for the three and six months ended August 31, 2000 and 1999. The pro forma results reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                         ----------------------------------------------------------------
                                                AUGUST 31, 2000                   AUGUST 31, 1999
                                         ------------------------------    ------------------------------
                                                         PRO FORMA WITH                    PRO FORMA WITH
                                         CONSOLIDATED    JOINT VENTURES    CONSOLIDATED    JOINT VENTURES
                                         ------------    --------------    ------------    --------------
Sales of homes and land................    $96,215          $104,242         $67,383          $76,351
Cost of sales..........................     73,322            80,405          54,890           61,653
                                           -------          --------         -------          -------
          Gross margin.................    $22,893          $ 23,837         $12,493          $14,698
                                           =======          ========         =======          =======

                                                                 SIX MONTHS ENDED
                                         ----------------------------------------------------------------
                                                AUGUST 31, 2000                   AUGUST 31, 1999
                                         ------------------------------    ------------------------------
                                                         PRO FORMA WITH                    PRO FORMA WITH
                                         CONSOLIDATED    JOINT VENTURES    CONSOLIDATED    JOINT VENTURES
                                         ------------    --------------    ------------    --------------
Sales of homes and land................    $161,249         $189,371         $129,357         $149,228
Cost of sales..........................     123,968          149,191          105,560          121,431
                                           --------         --------         --------         --------
          Gross margin.................    $ 37,281         $ 40,180         $ 23,797         $ 27,797
                                           ========         ========         ========         ========

     Since the financial restructuring in October 1997, the Company, together with its financial partners, has invested over $440 million in 12 new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

OPERATING DATA

     The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                     ------------------------    ------------------------
                                     AUGUST 31,    AUGUST 31,    AUGUST 31,    AUGUST 31,
                                        2000          1999          2000          1999
                                     ----------    ----------    ----------    ----------
New homes delivered:
  California.......................          18             8            22           29
  Texas............................         125           116           252          228
  Nevada...........................          72            80           135          163
  Arizona..........................          51            97           115          173
  Colorado.........................          48            --            98           --
                                     ----------    ----------    ----------     --------
     Subtotal......................         314           301           622          593
  Unconsolidated Joint Ventures
     (California)..................           5             7            23           18
                                     ----------    ----------    ----------     --------
          Total homes delivered....         319           308           645          611
Lot deliveries.....................         501           341           530          347
                                     ----------    ----------    ----------     --------
Total homes and lots delivered.....         820           649         1,175          958
                                     ==========    ==========    ==========     ========
Net new orders.....................         302           364           677          713
                                     ==========    ==========    ==========     ========
Average home sales price:
  California.......................  $1,248,000    $1,027,000    $1,278,000     $821,000
  Texas............................     190,000       187,000       186,000      187,000
  Nevada...........................     217,000       211,000       209,000      209,000
  Arizona..........................     175,000       146,000       159,000      145,000
  Colorado.........................     200,000            --       195,000           --
  Combined.........................     271,000       221,000       263,000      230,000

     The following table shows backlog in units and dollars at August 31, 2000 and 1999 for each of the Company's operations, including unconsolidated joint ventures:

                                                             ENDING BACKLOG
                                                 --------------------------------------
                                                  AUGUST 31, 2000      AUGUST 31, 1999
                                                 -----------------    -----------------
                                                 UNITS    ($000S)     UNITS    ($000S)
                                                 -----    --------    -----    --------
California.....................................    84     $128,500      37     $ 37,600
Texas..........................................   265       65,000     263       52,200
Nevada.........................................    65       14,100     118       23,100
Arizona........................................    99       15,500     145       19,400
Colorado.......................................   117       24,700      36        5,700
                                                  ---     --------     ---     --------
          Total................................   630     $247,800     599     $138,000
                                                  ===     ========     ===     ========

  Second Quarter of Fiscal 2001 (ended August 31, 2000) Compared to Second Quarter of Fiscal 2000 (ended August 31, 1999)

     The Company reported net income of $2.6 million or $0.18 per share, in the second quarter of fiscal 2001, as compared to net income of $1.1 million, or $0.08 per share, in the second quarter of fiscal 2000. Net income included an extraordinary gain of $445,000, or $0.03 per share, for the second quarter of fiscal 2001, as compared to $200,000, or $0.02 per share for the second quarter of fiscal 2000, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $104.2 million for the second quarter of fiscal 2001 compared to $76.4 million for the second quarter of fiscal 2000. On a consolidated basis, sales of homes and land increased to $96.2 million from $67.4 million for the respective quarters. These increases are due to an increase in home closings, as well as an increase in Company's average sales price per home to $271,000 in the second quarter of fiscal 2001 from $221,000 in the second quarter of fiscal 2000. Revenues for the second quarter of fiscal 2001 also included approximately $13 million from a single large land sale. Total home closings increased from 308 in the second quarter of fiscal 2000 to 319 in the second quarter of fiscal 2001, including 7 and 5 homes, respectively, closed in unconsolidated joint ventures.

     The Company's actual gross margin on home and lot closings increased to 23.8% for the second quarter of fiscal 2001 as compared to 18.5% for the second quarter of fiscal 2000. The Company's pro forma gross margin on home and lot closings also increased to 22.9% during the second quarter of fiscal 2001 as compared to 19.3% for the second quarter of fiscal 2000. These increases are due in part to stronger demand experienced in the Company's markets in the current year.

     Selling, general and administrative expense of $10.9 million for the second quarter of fiscal 2001 increased $3.5 million or 47.4% as compared to the second quarter of fiscal 2000. As a percentage of revenue, selling, general and administrative expense increased from 11.0% to 11.3% between quarters, primarily due to development and other activities undertaken in certain projects prior to the generation of revenues.

     Income (loss) from unconsolidated joint ventures decreased from income of $516,000 in the second quarter of fiscal 2000 to a loss of $54,000 in the second quarter of fiscal 2001. The Company was recording profit participation on the older joint ventures which reported closings in fiscal 2000, while the profits on the newer joint ventures with closings to date in fiscal 2001 are primarily allocated to cover preferred return on the partners' invested capital during the current period.

     Interest and other income increased from $278,000 in the second quarter of fiscal 2000 to $567,000 in the second quarter of fiscal 2001.

     Minority interest of $1.1 million for the second quarter of fiscal 2001 and $407,000 for the second quarter of fiscal 2000 primarily represents the share of CPH LLC's income attributable to CHF.

     Interest incurred was $6.8 million in the second quarter of fiscal 2001, as compared to $5.5 million in the second quarter of fiscal 2000, while interest expensed was $8.8 million during the second quarter of fiscal 2001, as compared to $4.4 million in the second quarter of fiscal 2000.

     The Company recorded a provision for income taxes of $524,000 in the second quarter of fiscal 2001, as compared to $208,000 in the second quarter of fiscal 2000.

  First Six Months of Fiscal 2001 (ended August 31, 2000) Compared to First Six Months of Fiscal 2000 (ended August 31, 1999)

     The Company reported net income of $4.8 million, or $0.35 per share, for the first six months of fiscal 2001, as compared to $1.9 million, or $0.14 per share, for the six months ended August 31, 1999. Net income included an extraordinary gain of $1.4 million, or $0.10 per share, for the six months ended August 31, 2000, as compared to $200,000, or $0.02 per share, for the six months ended August 31, 1999, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $189.4 million for the first six months of fiscal 2001 compared to $149.2 million for the first six months of fiscal 2000. On a consolidated basis, sales of homes and land increased from $129.4 million to $161.2 million for the respective quarters. These increases are due to an increase in home closings from 611 units to 645 units between periods, an increase in average sales price per unit from $230,000 to $263,000 and the closing of certain land sales in the current year.

     The Company's actual gross margin increased from 18.4% for the first six months of fiscal 2000 to 23.1% for the first six months of fiscal 2001. The Company's pro forma gross margin was 21.2% for the first six months of fiscal 2001 as compared to 18.6% for the first six months of fiscal 2000. The reason for the increase in the gross margins between periods is due in part to stronger demand in several of the Company's markets in the current year. The Company closed a total of 23 homes in unconsolidated joint ventures in the six months ended August 31, 2000, as compared to 18 homes during the first six months of fiscal 2000.

     Selling, general and administrative expense of $18.5 million for the first six months of fiscal 2001 increased $4.9 million, or 36.3% as compared to the first six months of fiscal 2000. As a percentage of revenue, selling, general and administrative expense increased from 10.5% for the first six months of fiscal 2000 to 11.5% for the first six months of fiscal 2001, primarily due to development and other activities undertaken in certain projects prior to the generation of revenues.

     Income (loss) from unconsolidated joint ventures decreased from income of $1.6 million in the first six months of fiscal 2000 to a loss of $43,000 for the six months ended August 31, 2000. The Company was recording profit participation on the older joint ventures which reported closings in fiscal 2000, while the profits on the newer joint ventures with closings to date in fiscal 2001 are primarily allocated to cover preferred return on the partners' invested capital during the current period.

     Interest and other income increased from $291,000 in the first six months of fiscal 2000 to $1.0 million in the first six months of fiscal 2001.

     Minority interest of $1.8 million and $893,000 for the six months ended August 31, 2000 and 1999, respectively, primarily represents the share of CPH LLC's income attributable to CHF.

     Interest incurred for the first six months of fiscal 2001 was $13.0 million, as compared to $10.2 million for the first six months of fiscal 2000. Interest expensed was $13.6 million for the first six months of fiscal 2001 compared to $8.9 million in the first six months of fiscal 2000.

     The Company recorded a provision for income taxes of $860,000 for the first six months of fiscal 2001, as compared to $534,000 for the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of August 31, 2000, the Company has in place several credit facilities totaling $243 million (the "Facilities") with various bank lenders (the "Banks"), of which $132 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and certain consolidated joint ventures. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At August 31, 2000, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of August 31, 2000, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes ("Senior Notes") including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC. The Senior Notes mature in May, 2002. As of August 31, 2000, Senior Notes with a face value of $40.2 million have been repurchased by the Company.

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

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company has previously issued $100 million in fixed-rate Senior Notes to provide longer-term financing. At August 31, 2000, $59.8 million of the Senior Notes remain outstanding.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based upon the amount of variable rate debt outstanding at the end of the current quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest incurred for the coming year of approximately $1.3 million.

     The Company does not believe that future market interest rate risks related to its debt obligations will have a material impact on the Company's financial position, results of operations or liquidity.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on July 13, 2000, the following directors were elected: Hadi Makarechian, Karlheinz M. Kaiser, Allan L. Acree, William A. Funk and Paul P. Makarechian. 13,604,266 shares were voted for the election of the named nominees for directors and 43,870 shares were voted withholding authority for such nominees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
        NUMBER                         DESCRIPTION                          METHOD OF FILING
        -------                        -----------                          ----------------
          27       Financial Data Schedule............................  Filed with this document

     (b) Reports on Form 8-K

        None Filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2000                    By:     /s/ HADI MAKARECHIAN
                                            ------------------------------------
                                                      Hadi Makarechian
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                          President
                                               (Principal Executive Officer)

Date: October 13, 2000                    By:  /s/ STEVEN O. SPELMAN, JR.
                                            ------------------------------------
                                                   Steven O. Spelman, Jr.
                                                Chief Financial Officer and
                                                     Corporate Secretary
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27      Financial Data Schedule