Form 10-Q
period 2000-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 2001-01-16
CIK 813945

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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

                                 Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS AND TITLE OF          SHARES OUTSTANDING AS OF
        CAPITAL STOCK                DECEMBER 29, 2000
     ------------------          ------------------------
Common Stock, $.10 Par Value            13,767,311

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements........................................    1
         Consolidated Balance Sheets -- November 30, 2000 and
         February 29, 2000...........................................    1
         Consolidated Statements of Income for the Three and Nine
         Months Ended November 30, 2000 and 1999.....................    2
         Consolidated Statements of Cash Flows for the Nine Months
         Ended November 30, 2000 and 1999............................    3
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................    8

                       PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................   12

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              NOVEMBER 30,    FEBRUARY 29,
                                                                  2000            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $   6,787       $  19,389
Restricted cash.............................................         857           1,373
Accounts and notes receivable...............................      13,667          22,862
Real estate projects........................................     275,844         282,497
Property, plant and equipment...............................       8,106           8,536
Investment in and advances to unconsolidated joint
  ventures..................................................      18,259          15,379
Prepaid expenses and other assets...........................      15,781           8,245
                                                               ---------       ---------
          Total assets......................................   $ 339,301       $ 358,281
                                                               =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................   $  40,459       $  39,600
Notes payable...............................................     129,030         125,809
Senior unsecured notes payable..............................      55,592          88,392
                                                               ---------       ---------
          Total liabilities.................................     225,081         253,801
                                                               ---------       ---------
Minority Interest...........................................      36,927          33,594
                                                               ---------       ---------

Stockholders' equity:
  Common stock, par value $.10 per share, 30,000,000 shares
     authorized; 13,767,911 and 13,815,911 shares issued and
     outstanding, respectively..............................       1,500           1,500
  Additional paid-in capital................................     211,888         211,888
  Accumulated deficit.......................................    (132,580)       (139,243)
  Treasury stock............................................      (3,515)         (3,259)
                                                               ---------       ---------
          Total stockholders' equity........................      77,293          70,886
                                                               ---------       ---------
          Total liabilities and stockholders' equity........   $ 339,301       $ 358,281
                                                               =========       =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          NOVEMBER 30,          NOVEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Sales of homes and land..............................  $84,583    $63,430    $245,832   $192,787
Cost of sales........................................   63,145     49,293     187,113    154,853
                                                       -------    -------    --------   --------
     Gross margin....................................   21,438     14,137      58,719     37,934
Income from unconsolidated joint ventures............       56        315          13      1,867
Selling, general and administrative expenses.........   (9,183)    (7,077)    (27,725)   (20,684)
Interest expense.....................................   (9,454)    (5,950)    (23,013)   (14,836)
                                                       -------    -------    --------   --------
     Income from operations..........................    2,857      1,425       7,994      4,281
Interest and other income, net.......................      364        207       1,376        498
Minority Interest....................................     (990)      (508)     (2,836)    (1,401)
                                                       -------    -------    --------   --------
     Income before income taxes and extraordinary
       item..........................................    2,231      1,124       6,534      3,378
Provision for income taxes...........................      472        312       1,332        846
                                                       -------    -------    --------   --------
     Income before extraordinary item................    1,759        812       5,202      2,532
Extraordinary gain for debt retired at less than face
  value, net of minority interest and taxes..........       71         --       1,461        200
                                                       -------    -------    --------   --------
     Net income......................................  $ 1,830    $   812    $  6,663   $  2,732
                                                       =======    =======    ========   ========
Net income per share -- basic and diluted:
  Income per share before extraordinary item.........  $  0.13    $  0.06    $   0.38   $   0.18
  Extraordinary gain for debt retired at less than
     face value, net of minority interest and
     taxes...........................................       --         --        0.10       0.02
                                                       -------    -------    --------   --------
  Net income per share...............................  $  0.13    $  0.06    $   0.48   $   0.20
                                                       =======    =======    ========   ========
  Weighted average number of common shares --basic...   13,768     13,884      13,775     13,940
                                                       =======    =======    ========   ========
  Weighted average number of common
     shares -- diluted...............................   13,904     13,884      13,885     13,957
                                                       =======    =======    ========   ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE
                                                               NINE MONTHS ENDED
                                                                  NOVEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  6,663    $  2,732
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Gain on retirement of senior unsecured notes payable......    (1,461)       (200)
  Depreciation and amortization.............................     1,124       1,472
  Change in restricted cash.................................       516        (222)
  (Increase) decrease in real estate projects...............     6,653     (29,703)
  Decrease in receivables, prepaid expenses and other
     assets.................................................     1,197       6,446
  Increase (decrease) in accounts payable and accrued
     liabilities............................................       494     (16,224)
  Minority interest.........................................     2,836       1,514
                                                              --------    --------
     Net cash provided by (used in) operating activities....    18,022     (34,185)
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net....................      (694)       (674)
Contributions (distributions) to minority interest..........      (365)        106
Decrease in investment in and advances to unconsolidated
  joint ventures............................................    (2,880)      7,992
                                                              --------    --------
     Net cash provided by (used in) investing activities....    (3,939)      7,424
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on notes payable, net.................     3,221      24,967
Retirement of senior unsecured notes payable................   (29,650)     (1,770)
Repurchase of common stock and warrants.....................      (256)       (532)
                                                              --------    --------
     Net cash provided by (used in) financing activities....   (26,685)     22,665
                                                              --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (12,602)     (4,096)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    19,389       5,782
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  6,787    $  1,686
                                                              ========    ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 29, 2000, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine month period ended November 30, 2000, are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. The consolidated financial statements include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC") of which the Company owns a majority interest. The accompanying consolidated balance sheets (See Note 3), include the capital accounts of CPH LLC totaling $103 million, $33 million of which is required to be presented as minority interest. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. At the current time, the Company, together with its subsidiaries, has a 67.93% interest in CPH LLC. An unaffiliated investment company, California Housing Finance, L.P. ("CHF") holds a 32.07% minority interest in CPH LLC as a result of a cash investment in CPH LLC. Subject to adjustment and exceptions under certain circumstances, at the current time, CHF has the same interest in all future business of the Company, all of which will be conducted either within CPH LLC or through project specific entities. Assets under management, including unconsolidated joint ventures, totaled $766 million at November 30, 2000 in 61 residential and commercial properties. At November 30, 2000, CPH LLC had $250 million in assets and a net worth of $103 million. In addition, the Company has interests in unconsolidated joint ventures which have total assets of $426 million and a combined net worth of $352 million at November 30, 2000. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as are necessary to fulfill its obligations as managing member. The Company and its subsidiaries perform their respective management functions for CPH LLC as well as other project-specific entities of which the Company is the managing member pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs, a management fee and indemnification by CPH LLC and the project-specific entities.

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

 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 15 unconsolidated entities at November 30, 2000. The Company's net investment in and advances to unconsolidated entities are as follows at November 30, 2000 and February 29, 2000 (in thousands):

                                                      NOVEMBER 30,    FEBRUARY 29,
                                                          2000            2000
                                                      ------------    ------------
JMP Canyon Estates, L.P. ...........................    $   162         $   159
JMP Harbor View, L.P. ..............................        609             621
Grand Coto Estates, L.P. ...........................        480            (633)
M.P.E. Partners, L.P. ..............................      1,675           1,710
RPV Associates, LLC.................................        573           2,759
CPH Dana Point, LLC.................................        150             266
CPH Monarch Beach, LLC..............................        519             445
CPH Resorts I, LLC..................................      7,660           4,700
CPH Vista Palisades, LLC............................        418             435
Atlanta Huntington Beach, LLC.......................        743           1,259
CPH Dos Pueblos, LLC................................      4,416           3,595
CPH Airport Office Building, LLC....................          2               7
CPH Redhill Office Building, LLC....................         41              56
LB/L-CPH Providence, LLC............................        600              --
CPH Orange Office Building, LLC.....................        211              --
                                                        -------         -------
                                                        $18,259         $15,379
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

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     Following is summarized, combined financial information for the unconsolidated entities at November 30, 2000 and February 29, 2000 and for the three and nine month periods ended November 30, 2000 and November 30, 1999 (in thousands):

                                     ASSETS

                                                      NOVEMBER 30,    FEBRUARY 29,
                                                          2000            2000
                                                      ------------    ------------
Cash................................................    $  5,120        $ 11,225
Real estate projects................................     361,351         281,402
Commercial buildings................................      24,455          21,071
Other assets........................................      35,464          31,281
                                                        --------        --------
                                                        $426,390        $344,979
                                                        ========        ========

                             LIABILITIES AND EQUITY

                                                      NOVEMBER 30,    FEBRUARY 29,
                                                          2000            2000
                                                      ------------    ------------
Accounts payable and other liabilities..............    $ 40,138        $ 25,724
Notes payable.......................................      33,911          37,722
                                                        --------        --------
                                                          74,049          63,446
                                                        --------        --------
Equity..............................................     352,341         281,533
                                                        --------        --------
                                                        $426,390        $344,979
                                                        ========        ========

                                INCOME STATEMENT

                               THREE MONTHS ENDED              NINE MONTHS ENDED
                          ----------------------------    ----------------------------
                          NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                              2000            1999            2000            1999
                          ------------    ------------    ------------    ------------
Sales of homes and
  land..................    $11,577          $2,272         $39,699         $22,143
Interest and other
  income, net...........      4,437           3,258          10,198           8,196
                            -------          ------         -------         -------
                             16,014           5,530          49,897          30,339
Costs and expenses......      8,529           3,860          40,629          25,791
                            -------          ------         -------         -------
  Net income............    $ 7,485          $1,670         $ 9,268         $ 4,548
                            =======          ======         =======         =======

 5. NOTES PAYABLE

     Notes payable at November 30, 2000 and February 29, 2000, are summarized as follows (in thousands):

                                                              NOVEMBER 30,    FEBRUARY 29,
                                                                  2000            2000
                                                              ------------    ------------
Notes payable to banks, including interest varying from
  LIBOR plus two to thirteen percent, maturing between
  February 9, 2001 and February 3, 2003, secured by certain
  real estate projects on a non-recourse basis..............    $104,785        $105,951
Notes payable to banks, including interest at prime with the terms of the commitment reducing commencing August 1,
  2002, secured by certain real estate projects on a
  recourse basis............................................      20,462          19,281
Other.......................................................       3,783             577
                                                                --------        --------
                                                                $129,030        $125,809
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

                                                           THREE MONTHS ENDED
                                         ------------------------------------------------------
                                             NOVEMBER 30, 2000            NOVEMBER 30, 1999
                                         -------------------------    -------------------------
                                         INCOME    SHARES     EPS     INCOME    SHARES     EPS
                                         ------    ------    -----    ------    ------    -----
Basic net income per share:
  Income available to common
     stockholders before extraordinary
     item..............................  $1,759    13,768    $0.13     $812     13,884    $0.06
Effect of dilutive securities:
  Warrants.............................      --        --       --       --         --       --
  Stock options........................      --       136       --       --         --       --
                                         ------    ------    -----     ----     ------    -----
Diluted net income per share before
  extraordinary item...................  $1,759    13,904    $0.13     $812     13,884    $0.06
                                         ======    ======    =====     ====     ======    =====

                                                           NINE MONTHS ENDED
                                         ------------------------------------------------------
                                             NOVEMBER 30, 2000            NOVEMBER 30, 1999
                                         -------------------------    -------------------------
                                         INCOME    SHARES     EPS     INCOME    SHARES     EPS
                                         ------    ------    -----    ------    ------    -----
Basic net income per share:
  Income available to common
     stockholders before extraordinary
     item..............................  $5,202    13,775    $0.38    $2,532    13,940    $0.18
Effect of dilutive securities:
  Warrants.............................      --        --       --        --        --       --
  Stock options........................      --       110       --        --        17       --
                                         ------    ------    -----    ------    ------    -----
Diluted net income per share before
  extraordinary item...................  $5,202    13,885    $0.38    $2,532    13,957    $0.18
                                         ======    ======    =====    ======    ======    =====

 7. COMMON STOCK REPURCHASE PROGRAM

     The Company has announced a stock repurchase program whereby up to 1,000,000 shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of November 30, 2000, approximately 537,600 shares have been repurchased under this program. In addition, the Company has repurchased 176,739 of the warrants originally issued in connection with the issuance of the Senior Notes.

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

     The following table illustrates the actual and pro forma results of the Company's operations for the three and nine months ended November 30, 2000 and 1999. The pro forma results reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                ----------------------------------------------------------------
                                      NOVEMBER 30, 2000                 NOVEMBER 30, 1999
                                ------------------------------    ------------------------------
                                                PRO FORMA WITH                    PRO FORMA WITH
                                CONSOLIDATED    JOINT VENTURES    CONSOLIDATED    JOINT VENTURES
                                ------------    --------------    ------------    --------------
Sales of homes and land.......    $84,583          $96,160          $63,430          $65,702
Cost of sales.................     63,145           70,350           49,293           49,785
                                  -------          -------          -------          -------
          Gross margin........    $21,438          $25,810          $14,137          $15,917
                                  =======          =======          =======          =======

                                                       NINE MONTHS ENDED
                                ----------------------------------------------------------------
                                      NOVEMBER 30, 2000                 NOVEMBER 30, 1999
                                ------------------------------    ------------------------------
                                                PRO FORMA WITH                    PRO FORMA WITH
                                CONSOLIDATED    JOINT VENTURES    CONSOLIDATED    JOINT VENTURES
                                ------------    --------------    ------------    --------------
Sales of homes and land.......    $245,832         $285,531         $192,787         $214,930
Cost of sales.................     187,113          216,541          154,853          171,216
                                  --------         --------         --------         --------
          Gross margin........    $ 58,719         $ 68,990         $ 37,934         $ 43,714
                                  ========         ========         ========         ========

     Since the financial restructuring in October 1997, the Company, together with its financial partners, has invested over $500 million in 13 new joint ventures. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, typically approximately one percent, which amount is included in investments in and advances to unconsolidated joint ventures in the Company's consolidated balance sheets.

OPERATING DATA

     The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                  ----------------------------    ----------------------------
                                  NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                                      2000            1999            2000            1999
                                  ------------    ------------    ------------    ------------
New homes delivered:
  California....................           20              12              42             41
  Texas.........................           88             113             340            341
  Nevada........................           46              87             181            250
  Arizona.......................           50              67             165            240
  Colorado......................           46               9             144              9
                                   ----------      ----------      ----------       --------
     Subtotal...................          250             288             872            881
  Unconsolidated Joint Ventures
     (California)...............           10               3              33             21
                                   ----------      ----------      ----------       --------
          Total homes
            delivered...........          260             291             905            902
Lot deliveries..................          133              --             663            347
                                   ----------      ----------      ----------       --------
          Total homes and lots
            delivered...........          393             291           1,568          1,249
                                   ==========      ==========      ==========       ========
Net new orders..................          290             380             967          1,093
                                   ==========      ==========      ==========       ========
Average home sales price:
  California....................   $1,370,000      $1,087,000      $1,315,000       $886,000
  Texas.........................      222,000         186,000         195,000        187,000
  Nevada........................      204,000         191,000         208,000        203,000
  Arizona.......................      162,000         148,000         160,000        145,000
  Colorado......................      222,000         211,000         204,000        211,000
  Combined......................      340,000         226,000         285,000        229,000

     The following table shows backlog in units and dollars at November 30, 2000 and 1999 for each of the Company's operations, including unconsolidated joint ventures:

                                                     ENDING BACKLOG
                                         --------------------------------------
                                         NOVEMBER 30, 2000    NOVEMBER 30, 1999
                                         -----------------    -----------------
                                         UNITS    ($000S)     UNITS    ($000S)
                                         -----    --------    -----    --------
California.............................    93     $129,500      58     $ 61,200
Texas..................................   272       70,000     280       55,300
Nevada.................................    50       13,000     124       25,700
Arizona................................   101       14,900     137       19,200
Colorado...............................   144       22,000      89       15,400
                                          ---     --------     ---     --------
          Total........................   660     $249,400     688     $176,800
                                          ===     ========     ===     ========

THIRD QUARTER OF FISCAL 2001 (ENDED NOVEMBER 30, 2000) COMPARED TO THIRD QUARTER OF FISCAL 2000 (ENDED NOVEMBER 30, 1999)

     The Company reported net income of $1.8 million or $0.13 per share, in the third quarter of fiscal 2001, as compared to net income of $812,000, or $0.06 per share, in the third quarter of fiscal 2000. Net income included an extraordinary gain of $71,000 for the third quarter of fiscal 2001, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $96.2 million for the third quarter of fiscal 2001 compared to $65.7 million for the third quarter of fiscal 2000. On a consolidated basis, sales of homes and land increased to $84.6 million from $63.4 million for the respective quarters. These increases are due to an increase in unit closings, as well as an increase in Company's average sales price per home to $340,000 in the third quarter of fiscal 2001 from $226,000 in the third quarter of fiscal 2000. Total home closings decreased from 291 in the third quarter of fiscal 2000 to 260 in the third quarter of fiscal 2001, including 3 and 10 homes, respectively, closed in unconsolidated joint ventures. Revenues were supplemented by the delivery of 133 lots in the third quarter of fiscal 2001, reflecting additional revenues of $3.3 million.

     The Company's actual gross margin on home and lot closings increased to 25.3% for the third quarter of fiscal 2001 as compared to 22.3% for the third quarter of fiscal 2000. The Company's pro forma gross margin on home and lot closings also increased to 26.8% during the third quarter of fiscal 2001 as compared to 24.2% for the third quarter of fiscal 2000. These increases are due in part to stronger demand experienced in the Company's markets in the current year.

     Selling, general and administrative expense of $9.2 million for the third quarter of fiscal 2001 increased $2.1 million or 29.8% as compared to the third quarter of fiscal 2000. As a percentage of revenue, selling, general and administrative expense decreased slightly from 11.2% to 10.9% between quarters.

     Income from unconsolidated joint ventures decreased from $315,000 in the third quarter of fiscal 2000 to $56,000 in the third quarter of fiscal 2001. The Company was recording profit participation on the older joint ventures which reported closings in fiscal 2000, while the profits on the newer joint ventures with closings to date in fiscal 2001 are primarily allocated to cover preferred return on the partners' invested capital.

     Interest and other income increased from $207,000 in the third quarter of fiscal 2000 to $364,000 in the third quarter of fiscal 2001.

     Minority interest of $990,000 for the third quarter of fiscal 2001 and $508,000 for the third quarter of fiscal 2000 primarily represents the share of CPH LLC's income attributable to CHF.

     Interest incurred was $6.6 million in the third quarter of fiscal 2001, as compared to $6.6 million in the third quarter of fiscal 2000, while interest expensed was $9.5 million during the third quarter of fiscal 2001, as compared to $6.0 million in the third quarter of fiscal 2000.

     The Company recorded a provision for income taxes of $472,000 in the third quarter of fiscal 2001, as compared to $312,000 in the third quarter of fiscal 2000.

FIRST NINE MONTHS OF FISCAL 2001 (ENDED NOVEMBER 30, 2000) COMPARED TO FIRST NINE MONTHS OF FISCAL 2000 (ENDED NOVEMBER 30, 1999)

     The Company reported net income of $6.7 million, or $0.48 per share, for the first nine months of fiscal 2001, as compared to $2.7 million, or $0.20 per share, for the nine months ended November 30, 1999. Net income included an extraordinary gain of $1.5 million, or $0.10 per share, for the nine months ended November 30, 2000, as compared to $200,000, or $0.02 per share, for the nine months ended November 30, 1999, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $285.5 million for the first nine months of fiscal 2001 compared to $214.9 million for the first nine months of fiscal 2000. On a consolidated basis, sales of homes and land increased from $192.8 million to $245.8 million for the respective quarters. These increases are due to an increase in home closings from 902 units to 905 units between periods, an increase in average sales price per unit from $229,000 to $285,000 and the closing of certain land sales in the current year. The Company closed a total of 33 homes in unconsolidated joint ventures in the nine months ended November 30, 2000, as compared to 21 homes during the first nine months of fiscal 2000.

     The Company's actual gross margin increased from 19.7% for the first nine months of fiscal 2000 to 23.9% for the first nine months of fiscal 2001. The Company's pro forma gross margin was 24.2% for the first nine months of fiscal 2001 as compared to 20.3% for the first nine months of fiscal 2000. The reason for the increase in the gross margins between periods is due in part to stronger demand in several of the Company's markets in the current year.

     Selling, general and administrative expense of $27.7 million for the first nine months of fiscal 2001 increased $7.0 million, or 34.0% as compared to the first nine months of fiscal 2000. As a percentage of revenue, selling, general and administrative expense increased from 10.7% for the first nine months of fiscal 2000 to 11.3% for the first nine months of fiscal 2001, primarily due to development and other activities undertaken in certain projects prior to the generation of revenues.

     Income from unconsolidated joint ventures decreased from $1.9 million in the first nine months of fiscal 2000 to $13,000 for the nine months ended November 30, 2000. The Company was recording profit participation on the older joint ventures which reported closings in fiscal 2000, while the profits on the newer joint ventures with closings to date in fiscal 2001 are primarily allocated to cover preferred return on the partners' invested capital.

     Interest and other income increased from $498,000 in the first nine months of fiscal 2000 to $1.4 million in the first nine months of fiscal 2001.

     Minority interest of $2.8 million and $1.4 million for the nine months ended November 30, 2000 and 1999, respectively, primarily represents the share of CPH LLC's income attributable to CHF.

     Interest incurred for the first nine months of fiscal 2001 was $19.6 million, as compared to $16.8 million for the first nine months of fiscal 2000. Interest expensed was $23.0 million for the first nine months of fiscal 2001 compared to $14.8 million in the first nine months of fiscal 2000.

     The Company recorded a provision for income taxes of $1.3 million for the first nine months of fiscal 2001, as compared to $846,000 for the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of November 30, 2000, the Company has in place several credit facilities totaling $246 million (the "Facilities") with various bank lenders (the "Banks"), of which $125 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and certain consolidated joint ventures. Pursuant to the Facilities, CPH LLC is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At November 30, 2000, CPH LLC and the consolidated joint ventures were in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of November 30, 2000, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes ("Senior Notes") including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC. The Senior Notes mature in May, 2002. As of November 30, 2000, Senior Notes with a face value of $44.4 million have been repurchased by the Company. In addition, 176,739 warrants have been repurchased.

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

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company has previously issued $100 million in fixed-rate Senior Notes to provide longer-term financing. At November 30, 2000, $55.6 million of the Senior Notes remain outstanding.

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

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     CHF filed with the SEC an amendment to its Schedule 13D on November 7, 2000 to reflect its interest in acquiring, in exchange for a reduction in its holdings in CPH, LLC, the Company's interests in the majority of the unconsolidated entities listed in footnote 4 to the financial statements included in Item 1 of this report. Discussions between the Company and CHF are ongoing with respect to CHF's expression of interest. There can be no assurance that any transaction will be entered into. If such a transaction is entered into, the Company will make a separate detailed disclosure at the appropriate time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None Filed

(b) Reports on Form 8-K

     None Filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2001                                         By: /s/ HADI MAKARECHIAN
                                                 ----------------------------------------------------
                                                                   Hadi Makarechian
                                                                Chairman of the Board,
                                                        Chief Executive Officer and President
                                                            (Principal Executive Officer)

Date: January 16, 2001                                      By: /s/ STEVEN O. SPELMAN, JR.
                                                 ----------------------------------------------------
                                                                Steven O. Spelman, Jr.
                                                   Chief Financial Officer and Corporate Secretary
                                                            (Principal Financial Officer)