Form 10-K
period 2001-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 2001-05-29
CIK 813945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

                       COMMISSION FILE NUMBER: 001-09911

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 1, 2001, the aggregate market value of the voting stock held by persons other than the directors, executive officers and principal shareholders filing Schedules 13D of the Registrant was $6,780,718 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its principal shareholders, directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

     At May 1, 2001, there were 13,716,811 shares of Common Stock outstanding.

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission no later than June 28, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Capital Pacific Holdings, Inc., together with its subsidiaries (the "Company"), is a regional builder and developer with operations throughout selected metropolitan areas of Southern California, Nevada, Texas, Arizona and Colorado. The Company's principal business activities are to build and sell single-family homes. The Company's single-family homes are targeted to entry-level, move-up and luxury buyers. Since 1975, the Company has built and sold over 23,000 homes in the markets it serves. During the fiscal year ended February 28, 2001, the Company (including unconsolidated joint ventures) closed 2,199 home and lot sales, including 1,209 homes, at an average home sales price of $315,000. The Company currently conducts its operations under various names, including the name Capital Pacific Homes in California, Nevada, Arizona and Colorado and Clark Wilson Homes, Inc. ("Clark Wilson") in Texas.

     In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to Capital Pacific Holdings, LLC ("CPH LLC") substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. An unaffiliated investment company, California Housing Finance, L.P. ("CHF") then acquired a 32.07% minority interest in CPH LLC as a result of a cash investment in CPH LLC. From fiscal 1998 through fiscal 2001, the Company expanded its operating strategy to encompass the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties, primarily through non-majority investments in joint ventures, with approximately 99% of the capital for these projects being provided by CHF and its affiliates.

     In February 2001, the Company and CHF consummated an interest exchange transaction (the "Exchange Transaction"), whereby the Company exchanged its interests in the majority of the joint ventures capitalized by CHF (the "Divested Joint Ventures") for approximately 75% of CHF's interest in CPH LLC and all of CHF's interests in certain residential joint ventures. At February 28, 2001, the Company had a 93% interest in CPH LLC and CHF held a 7% minority interest. The Company and CHF both have an option to convert CHF's remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of the Company for the period extending from 90 to 180 days following the closing of the Exchange Transaction. The Company expects that this option will be exercised. In addition, Capital Pacific Homes, Inc., a subsidiary of the Company, has entered or expects to enter into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components (the "Managed Projects").

     The Exchange Transaction had the effect of lowering the Company's exposure to the risks associated with land development activities and to commercial and very high-end projects which were, in the Company's judgement, more vulnerable than the Company's other operations in the event of an economic slowdown. The Exchange Transaction also increased the Company's equity in CPH, LLC by approximately $28 million and its equity in certain other residential joint ventures. The Company was also released from any potential obligations to make future investments in the Divested Joint Ventures. In addition, through the management fees which will continue to be paid with respect to the Managed Projects, the Company will retain some of the economic benefit of the Divested Joint Ventures.

     While the Company has relinquished the potential economic benefits of a substantial increase in the realizable value of the Divested Joint Ventures, the Company made the judgment to enter into the Exchange Transaction in light of the benefits set forth above and the fact that any such increased value in any particular Divested Joint Venture (1) would be potentially offset by the potential loss of the Company's investment in other Divested Joint Ventures, (2) would be subordinate to all bank and other debt financing and would in effect be subordinate to the investment by CHF in such venture, since CHF's investment of 99% of the capital in such venture would receive a 12% annual preferred rate of return before the Company would receive anything more than the same return on its 1% capital, and (3) would be dependent upon a host of factors, including regulatory approvals and economic conditions.

     Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $475 million at February 28, 2001 in 55 residential properties. At February 28, 2001, CPH LLC had $244 million in assets and a net worth of $109 million. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member and under management agreements. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify the Company against liabilities arising from the projects owned by such entities.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities in which the Company has an equity ownership interest. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

STRATEGY

     The Company's long-term strategy includes the following key elements:

          (1) Maintaining diversity in its geographic markets. The Company believes that geographic market diversification is a key element in achieving long-term stability and growth. While the Company has no specific plans to expand outside the Southern California, Texas, Arizona, Colorado and Nevada markets, it may consider expansion to other markets in the future.

          (2) Diversifying its product. The Company builds homes targeted for all price segments, from entry level buyers to the semi-custom luxury market move-up buyers, so that it is able to deliver well-priced homes to a broad segment of its potential customer base. Within Texas, Arizona, Colorado and Nevada, the Company serves the entry level as well as move-up markets. Within Southern California, the Company has products targeted toward second and third time move-up buyers, as well as the million dollar luxury market. This product diversification enables the Company to adapt to changing market conditions.

          (3) Enhancing the Company's capital base and sources of financial liquidity. In addition to the equity and restructuring transaction described above, the Company has diversified sources of financing and will continue to pursue new financing alternatives in the future. In fiscal year 1995, the Company accessed the public debt capital markets through the sale of $100 million of 12 3/4% Senior Notes ("Senior Notes") including 790,000 warrants to purchase common stock (the "Offering"). The Senior Notes are due May 1, 2002. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital purposes. Effective upon the completion of the October 1, 1997 equity and restructuring transaction, the obligations under the Senior Notes were transferred to CPH LLC. Credit facilities in place at February 28, 2001 totaled $251 million, of which $104 million was outstanding. The Company intends to maintain, through CPH LLC and other entities in which it has an equity ownership interest, its traditional lending relationships as a source of liquidity to the extent permitted by the indenture (the "Indenture") to which the Notes are subject. The Company believes this financing strategy allows orderly growth and greater flexibility to react quickly to changing market conditions. The Company also utilizes joint ventures within its operations as a source of financing and risk management. The Company has repurchased approximately $44.4 million of the Senior Notes and is currently considering alternatives for refinancing the remaining Senior Notes.

          (4) Controlling costs and maintaining operational efficiency. The Company has job cost, warranty tracking and construction scheduling systems and other quality control processes to control costs and to reduce the effect of certain risks inherent in the home-building industry. These systems and controls enable the Company to monitor and improve its efficiencies.

          (5) Minimizing inventory risk. The Company tries to carefully manage its land and inventory risk in a variety of ways. The Company monitors its supply of owned, optioned and controlled land to maintain an adequate pipeline of building lots in each of its markets while avoiding excess land holdings. For its homebuilding projects, the Company generally prefers to purchase entitled land, typically in parcels of 50 to 250 lots, and makes use of options, seller financing and joint ventures, when available, to reduce its capital commitment and exposure to risks. "Entitled" land is generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, including any required tract maps and subdivision approvals. The Company generally tries to limit its speculative building by commencing construction only after some sales have been made and tries to limit the size of each construction phase. The Company generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 48 month period in California, and in amounts sufficient to support home production and sales over an 18 to 36 month period in Texas, Arizona, Colorado and Nevada. In Nevada, the Company's plans do not include any additional land purchases.

          (6) Land Development. In certain project-specific joint ventures, the Company has purchased unentitled land, with the intention of obtaining the required entitlements and then either selling the unimproved land, developing lots and selling them to other builders or building homes itself. Due in part to a declining inventory of entitled land in certain of the Company's markets, the Company's land development activities may increase. The completion of the Exchange Transaction, however, has reduced the Company's exposure to the risks arising from land development activities.

HOMEBUILDING GEOGRAPHIC MARKETS

     At February 28, 2001, the Company, either directly or through joint ventures, including 6 Managed Projects in which the Company does not have an equity ownership interest, controlled lots in various stages of development with respect to approximately 55 residential projects, including 18 projects located in the Orange, Los Angeles, Santa Barbara and Riverside Counties of Southern California, 5 projects located in Las Vegas, Nevada, 10 projects located in Austin, Texas, 12 projects located in Phoenix, Arizona and 10 projects in the Denver metropolitan and Colorado Springs areas of Colorado. The Company is currently selling homes in 28 of these projects. The Company's homes for sale currently range in size from 950 to 8,000 square feet in Southern California, from 1,600 to 3,600 square feet in Nevada, from 1,500 to 4,500 square feet in Texas, from 1,000 to 3,300 square feet in Arizona and from 1,200 to 2,500 square feet in Colorado. The Company's homes are currently priced from $75,000 to $5,800,000 in Southern California, from $115,000 to $385,000 in Nevada, from $170,000 to $1,300,000 in Texas, from $113,000 to $324,000 in Arizona, and from
$128,000 to $243,000 in Colorado.

     The following table sets forth the estimated number of homes under construction and lots owned, under option and controlled as of February 28, 2001:

                ESTIMATED NUMBER OF HOUSING UNITS THAT COULD BE
           CONSTRUCTED ON LAND CONTROLLED AS OF FEBRUARY 28, 2001(a)

                                                                     LOTS
                                         HOMES UNDER      LOTS       UNDER          LOTS
               REGION                  CONSTRUCTION(b)    OWNED    OPTION(c)    CONTROLLED(d)    TOTAL
               ------                  ---------------    -----    ---------    -------------    -----
Southern California..................        115            300        57             590        1,062
Managed Projects (Southern
  California)........................         34            248        --              --          282
Nevada...............................         69             --        46              --          115
Texas................................        240            236       263           2,092        2,831
Arizona..............................        116            350       144             636        1,246
Colorado.............................         90            838        14           2,102        3,044
                                             ---          -----       ---           -----        -----
          Total......................        664          1,972       524           5,420        8,580
                                             ===          =====       ===           =====        =====

---------------
(a) Based upon current management estimates, which are subject to change. This table includes housing units in the Managed Projects in which the Company's sole economic interest is through management agreements.

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

     The table below summarizes the residential developments currently in process in the Company's geographic markets:

                   PROJECTS AND UNITS CURRENTLY IN PROCESS(a)

                                                                                                   UNITS
                                   NUMBER OF          NUMBER OF         TOTAL         UNITS      REMAINING
                               PROJECTS HELD FOR     PROJECTS IN        UNITS       CLOSED IN        AT
           REGION               DEVELOPMENT(b)      SALES STAGE(c)    PLANNED(d)     FY 2001     2/28/01(d)
           ------              -----------------    --------------    ----------    ---------    ----------
Southern California..........         12                   7              809            80          415
Managed Projects (Southern
  California)................          6                   2              335            46          282
Nevada.......................          5                   4              671           446          115
Texas........................         10                   5            2,281           894          739
Arizona......................         12                   5            1,056           243          610
Colorado.....................         10                   5            1,322           490          942
                                      --                  --            -----         -----        -----
          Total..............         55                  28            6,474         2,199        3,103
                                      ==                  ==            =====         =====        =====

---------------
(a) This table includes the Managed Projects in which the Company's sole economic interest is through management agreements.

(b) The number of projects held for development includes projects with houses in the planning, development, construction and sales stages.

(c) The number of projects in the sales stage includes projects where the sales office has opened, reservations are being taken or sales contracts are being executed.

(d) Includes units under construction, in backlog and lots under option in projects owned by the Company or the Managed Projects.

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

  Residential Subsidiaries, Joint Ventures and Managed Projects

     At February 28, 2001, the Company's residential subsidiaries (wholly-owned as a result of the Exchange Transaction), joint ventures and Managed Projects, were as follows:

                                                                                    UNITS
                                                     TOTAL UNITS   UNITS CLOSED   REMAINING
                                                       PLANNED      IN FY 2001    AT 2/28/01
                                                     -----------   ------------   ----------
CONSOLIDATED SUBSIDIARIES(a)
CPH Newport Coast, LLC -- Orange County............        97            35            61
CPH Yucaipa I, LLC -- Riverside County.............       100             4            96
                                                        -----          ----         -----
                                                          197            39           157
                                                        -----          ----         -----
UNCONSOLIDATED JOINT VENTURES
CPH Colorado, LLC -- Boulder County................       485            --           485
CPH Providence Ranch, LLC -- Riverside County......        98            --            98
                                                        -----          ----         -----
                                                          583                         583
                                                        -----          ----         -----
MANAGED PROJECTS(b)
Makallon RPV Associates, LLC -- Los Angeles
  County...........................................        79             9            70
Makallon Dana Point, LLC -- Orange County..........        44            --            44
Makallon Monarch Beach, LLC -- Orange County.......        65            37            21
Makallon Resorts I, LLC -- Orange County(c)........        92            --            92
Makallon Vista Palisades, LLC -- San Diego
  County...........................................        55            --            55
                                                        -----          ----         -----
                                                          335            46           282
                                                        -----          ----         -----
                                                        1,115            85         1,022
                                                        =====          ====         =====

---------------
(a) Previously consolidated joint ventures. Minority interest in these joint ventures was acquired in Exchange Transaction.

(b) Previously unconsolidated joint ventures.

(c) Residential portion of joint venture. Includes two projects.

LAND ACQUISITION

     For typical residential developments, the Company tries to purchase and hold land in California in amounts sufficient to support home production and sales over a 24 to 48 month period. The Company also tries to maintain an additional 18-month supply of entitled land through options and other means. The Company typically purchases or options entitled land in Texas, Arizona and Colorado in amounts sufficient to support home production and sales over an 18 month to 36 month period. In Nevada, the Company's plans do not include any additional land purchases. The Company typically does not acquire and hold land for speculative investment.

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

     During fiscal years 2000 and 2001, the Company expanded its land development presence in the Southern California market. The Company has reduced its exposure to the risks associated with land development through completion of the Exchange Transaction. Due in part to a declining inventory of entitled land in certain of the Company's markets, the Company's land development activities may increase.

PRODUCT DESIGN

     The Company has received numerous industry design awards for its homes and developments. One of the Company's Managed Projects has been featured in several nationally known periodicals, on network television and in various international publications. The Company's homes are noted for their innovative design, attention to detail and quality construction. By emphasizing the right product designs, the Company has also been able to build brand loyalty while attempting to reduce warranty costs. In many markets, resales of the Company's homes include the Company's name as a sign of quality construction and design.

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

DEVELOPMENT AND CONSTRUCTION

     The Company acts as the general contractor for the construction of its projects and the Managed Projects. Virtually all construction work for the Company is performed by subcontractors. The Company's consultants and employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding on a project by project basis. The Company has established relationships with a large number of subcontractors and is not dependent to any material degree upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.

     The Company typically develops its residential projects in several phases generally averaging approximately 10 to 15 homes per phase. From market studies, the Company determines the number of homes to be built in the first phase, the appropriate price range for the market and other factors. The first phase of home construction is typically small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes. Subsequent phases are generally not started until 50% to 75% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate market data which, along with information such as time of year, the local labor situation and the availability of materials and supplies, enables the Company to determine the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the above factors, the Company typically completes construction of a phase within one of its California developments in approximately six to ten months for larger homes and four to five months for smaller homes and within its Texas, Arizona, Colorado and Nevada developments within three to five months.

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

     The Company has established a highly sophisticated website on the Internet, www.cph-inc.com. In addition, Clark Wilson Homes' website can be found at www.clarkwilsonhomes.com. The Company utilizes the Internet through its website address to augment its advertising and promotional activities. The Company intends to continue to pursue B2C and B2B opportunities with the intention of increasing communication and operating efficiencies.

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

OPERATING DATA

     The following table shows new home and lot deliveries, net new orders and average sales prices for each of the last three fiscal years for each of the Company's residential operations, including unconsolidated joint ventures:

                                                                   YEAR ENDED
                                                   ------------------------------------------
                                                   FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                                       1999           2000           2001
                                                   ------------   ------------   ------------
New homes delivered:
  California.....................................         119             58              68
  Texas..........................................         438            471             426
  Nevada.........................................         217            339             231
  Arizona........................................          70            358             240
  Colorado.......................................          --             42             198
                                                     --------       --------      ----------
     Subtotal....................................         844          1,268           1,163
  Unconsolidated Joint Ventures (California).....          88             28              46
                                                     --------       --------      ----------
          Total homes delivered..................         932          1,296           1,209
                                                     --------       --------      ----------
  Lots delivered.................................          50            710             990
                                                     --------       --------      ----------
          Total homes and lots delivered.........         982          2,006           2,199
                                                     ========       ========      ==========
  Net new orders.................................       1,053          1,397           1,155
                                                     ========       ========      ==========
Average sales price for homes delivered:
  California (excluding unconsolidated joint
     ventures)...................................    $566,000       $898,000      $1,518,000
  California (including unconsolidated joint
     ventures)...................................     698,000        935,000       1,458,000
  Texas..........................................     164,000        189,000         203,000
  Nevada.........................................     190,000        206,000         211,000
  Arizona........................................     148,000        144,000         159,000
  Colorado.......................................          --        193,000         212,000
  Combined (excluding unconsolidated joint
     ventures)...................................     224,000        216,000         274,000
  Combined (including unconsolidated joint
     ventures)...................................     287,000        233,000         315,000

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

     The following table shows backlog in units and dollars at the end of each of the last three fiscal years for each of the Company's residential operations, including unconsolidated joint ventures. Backlog data does not include Managed Projects at February 28, 2001.

                                                            ENDING BACKLOG
                                      -----------------------------------------------------------
                                      FEBRUARY 28, 1999    FEBRUARY 29, 2000    FEBRUARY 28, 2001
                                      -----------------    -----------------    -----------------
                                      UNITS    ($000S)     UNITS    ($000S)     UNITS    ($000S)
                                      -----    --------    -----    --------    -----    --------
California..........................    51     $ 45,700      52     $ 62,000      71     $ 69,900
Texas...............................   252       47,600     272       54,700     265       68,800
Nevada..............................    57       12,200      97       20,200      45       11,400
Arizona.............................   137       18,500      71       11,100      56        8,500
Colorado............................    --           --     106       18,400      75       15,000
                                       ---     --------     ---     --------     ---     --------
          Total.....................   497     $124,000     598     $166,400     512     $173,600
                                       ===     ========     ===     ========     ===     ========

     The following table shows net new orders (sales made less cancellations and credit rejections), homes closed and ending backlog relating to sales of the Company's homes and homes under contract or reservation for each quarter since the beginning of fiscal year 2000, including unconsolidated joint ventures, and excluding Managed Projects as of February 28, 2001. The Company's backlog at any given time is typically a good indicator of the number of units that will be closed in the four to six months following such date:

                                                                                ENDING BACKLOG
                                                          NET NEW    HOMES     -----------------
                                                          ORDERS     CLOSED    UNITS    ($000S)
                                                          -------    ------    -----    --------
FISCAL YEAR 2000
  1st Quarter...........................................     349       303      543     $124,900
  2nd Quarter...........................................     364       308      599      138,000
  3rd Quarter...........................................     380       291      688      176,800
  4th Quarter...........................................     304       394      598      166,400
                                                           -----     -----
          Total Fiscal Year 2000........................   1,397     1,296
                                                           =====     =====
FISCAL YEAR 2001
  1st Quarter...........................................     375       326      647     $235,300
  2nd Quarter...........................................     302       319      630      247,800
  3rd Quarter...........................................     290       260      660      249,400
  4th Quarter...........................................     188       304      512      173,600
                                                           -----     -----
          Total Fiscal Year 2001........................   1,155     1,209
                                                           =====     =====

MORTGAGE COMPANY

     The Company offers mortgage broker services to certain of its homebuyers through its wholly owned subsidiary Capital Pacific Mortgage, Inc., formed during fiscal year 1996. The Company also offers mortgage broker services to certain of its Texas homebuyers through its subsidiary, Fairway Financial Company (Fairway), established in fiscal year 1995. In addition, the Company has established certain relationships, including joint venture investments, with local mortgage broker operations in other operating regions.

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

     The Company must increasingly obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development, especially in light of the electrical power shortages in California, building moratoriums may be imposed. As a result, the Company devotes an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained. Such increasing regulation has resulted in a significant increase in time between the Company's initial acquisition of land and the commencement and completion of its developments, particularly in California. In addition, the extent to which the Company participates in land development activities subjects it to greater exposure to regulatory risks. The Company has decreased its land development activities through completion of the Exchange Transaction, but such activities may increase in the future.

EMPLOYEES

     As of April 30, 2001, the Company employed 297 persons full-time, compared to 335 persons at April 30, 2000. Of these, 20 were in executive positions, 41 were engaged in sales activities, 132 in project management activities and 104 in administrative and clerical activities. None of the Company's employees is represented by a union and the Company considers its employee relationships to be good.

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

ITEM 2. PROPERTIES

     The Company leases several facilities in California, Texas, Arizona, Colorado and Nevada.

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

                                                              HIGH      LOW
                                                              -----    -----
FISCAL 2000
  Fourth Quarter............................................  $2.88    $2.44
  Third Quarter.............................................   2.69     1.88
  Second Quarter............................................   3.88     2.88
  First Quarter.............................................   3.50     2.44
FISCAL 2001
  Fourth Quarter............................................  $3.63    $2.38
  Third Quarter.............................................   3.69     2.38
  Second Quarter............................................   2.69     2.38
  First Quarter.............................................   3.00     2.75

     Payment of dividends is within the discretion of the Company's Board of Directors and holders of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid dividends for over ten years, and has historically retained its earnings. The covenants in the Indenture and in the Company's bank loan documents have restrictions on permissible dividend payments to the Company from Capital Pacific Holdings, LLC. There can be no assurance that such limits may not become more restrictive.

     On May 1, 2001, the Company had approximately 1,000 beneficial holders of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial information of the Company is presented as of and for the fiscal years ended February 28, 1997, February 28, 1998, February 28, 1999, February 29, 2000 and February 28, 2001. The selected financial information and other data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior years' balances to conform to the current year presentation.

                                                                             LAST DAY OF FEBRUARY
                                                           --------------------------------------------------------
                                                             1997        1998        1999        2000        2001
                                                           --------    --------    --------    --------    --------
                                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                      SHARE AMOUNTS AND OPERATING DATA)
INCOME STATEMENT DATA:

Sales of homes and land..................................  $216,549    $191,098    $192,422    $290,791    $363,743
Cost of sales............................................   164,814     148,702     156,493     231,273     272,332
Impairment loss on real estate assets....................        --       8,000          --          --          --
                                                           --------    --------    --------    --------    --------
Gross margin.............................................    51,735      34,396      35,929      59,518      91,411
Income (loss) from unconsolidated joint ventures.........       259         764       7,949       1,730        (874)
Selling, general and administrative expenses.............   (30,282)    (24,744)    (21,186)    (30,813)    (38,615)
Interest expense(1)......................................   (18,743)    (14,264)    (17,842)    (22,141)    (35,707)
Interest and other income, net...........................       900       1,391       1,381       1,513       1,927
                                                           --------    --------    --------    --------    --------
Income (loss) from operations............................     3,869      (2,457)      6,231       9,807      18,142
Minority interest(2).....................................       192        (469)     (1,850)     (2,835)     (5,628)
                                                           --------    --------    --------    --------    --------
Income (loss) before income taxes and extraordinary
  item...................................................     4,061      (2,926)      4,381       6,972      12,514
Income tax provision (benefit)...........................       539        (735)      1,095       1,745       1,786
                                                           --------    --------    --------    --------    --------
Income (loss) before extraordinary item..................     3,522      (2,191)      3,286       5,227      10,728
Extraordinary gain on debt retired at less than face
  value, net of minority interest and taxes..............        --          --          --         955       1,461
                                                           --------    --------    --------    --------    --------
Net income (loss)........................................  $  3,522    $ (2,191)   $  3,286    $  6,182    $ 12,189
                                                           ========    ========    ========    ========    ========
Income (loss) per common share before extraordinary
  item -- basic and diluted..............................  $    .23    $   (.15)   $    .23    $    .37    $    .77
Extraordinary item.......................................        --          --          --         .07         .11
                                                           --------    --------    --------    --------    --------
Net income (loss) per share -- basic and diluted.........  $    .23    $   (.15)   $    .23    $    .44    $    .88
                                                           ========    ========    ========    ========    ========
Weighted average share -- basic..........................    14,995      14,795      14,237      13,923      13,773
                                                           ========    ========    ========    ========    ========
Weighted average shares -- diluted(3)....................    14,995      14,795      14,271      14,014      13,896
                                                           ========    ========    ========    ========    ========
Pro forma revenues (including unconsolidated joint
  ventures)..............................................  $227,750    $214,093    $271,372    $319,064    $426,447
                                                           ========    ========    ========    ========    ========
BALANCE SHEET DATA:
Real estate projects.....................................  $233,562    $192,347    $261,333    $282,497    $259,873
Total assets.............................................   271,918     251,655     324,763     358,281     309,412
Notes payable............................................    73,474      36,714      91,489     125,809     110,223
Senior Unsecured Notes Payable...........................   100,000     100,000(4)  100,000(4)   88,392(4)   55,592(4)
Minority interest........................................       360      30,061(4)   30,032(4)   33,594(4)    7,743(4)
Stockholders' equity.....................................    66,868      63,050(4)   65,354(4)   70,886(4)   82,780(4)
OPERATING DATA (IN UNITS):
Homes delivered..........................................     1,113         909         932       1,296       1,209
Total homes and lots delivered...........................     1,140         969         982       2,006       2,199
Net new orders...........................................     1,039         919       1,053       1,397       1,155
Homes in backlog.........................................       366         376         497         598         512

---------------
(1) Represents interest costs initially capitalized which are recognized as homes and land are sold.

(2) Includes the minority interest share of earnings of CPH LLC since the financial restructuring in fiscal year 1998.

(3) Reflects dilution due to outstanding warrants and stock options. See Note 1 to the Consolidated Financial Statements.

(4) At February 28, 1998 and 1999, February 29, 2000 and February 28, 2001, respectively, minority interest includes $29.8 million, $29.9 million, $32.6 and $7.7 million of capital in CPH LLC attributable to CHF. At February 28, 1998 and 1999, February 29, 2000 and February 28, 2001, respectively, CPH LLC had total capital accounts of $91.4 million, $92.5 million, $100.1 and $109.5 million and was the sole obligor for the balance of the Senior Unsecured Notes Payable.

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

                             RESULTS OF OPERATIONS

                                                                YEAR ENDED
                           ------------------------------------------------------------------------------------
                               FEBRUARY 28, 1999            FEBRUARY 29, 2000            FEBRUARY 28, 2001
                           --------------------------   --------------------------   --------------------------
                                         PRO FORMA                    PRO FORMA                    PRO FORMA
                                        (INCLUDING                   (INCLUDING                   (INCLUDING
                            ACTUAL    JOINT VENTURES)    ACTUAL    JOINT VENTURES)    ACTUAL    JOINT VENTURES)
                           --------   ---------------   --------   ---------------   --------   ---------------
                                                          (AMOUNTS IN THOUSANDS)
Sales of homes and
  land...................  $192,422      $271,372       $290,791      $319,064       $363,743      $426,447
Cost of sales............   156,493       217,059        231,273       254,666        272,332       319,951
                           --------      --------       --------      --------       --------      --------
  Gross margin...........  $ 35,929      $ 54,313       $ 59,518      $ 64,398       $ 91,411      $106,496
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

     The Company has migrated to structuring certain California projects and one project in Colorado through joint ventures, most of which are not consolidated. Non-California operations are conducted primarily through wholly-owned, consolidated subsidiaries. The Company has increased its activities in Arizona and Colorado, markets which have not provided significant revenues in prior years. Activity has also increased in Texas and decreased in Nevada.

     The unconsolidated California projects from which significant equity in earnings was derived through early fiscal 2000 are substantially completed. The Company does not expect to derive substantial equity in earnings from its current unconsolidated joint ventures until future years due to (1) the stage of development of the current projects, and/or (2) the preferred returns to be initially paid to capital partners, as discussed in Note 4 to the consolidated financial statements.

FISCAL 2001 (YEAR ENDED FEBRUARY 28, 2001) COMPARED TO FISCAL 2000 (YEAR ENDED FEBRUARY 29, 2000):

     The Company reported income from operations of $18.1 million in fiscal 2001, as compared to income from operations of $9.8 million in fiscal 2000. The Company reported net income of $12.2 million, or $0.88 per share, in fiscal 2001, as compared to net income of $6.2 million, or $0.44 per share, in fiscal 2000. Net income for fiscal 2001 included an extraordinary gain of $1.5 million, or $0.11 per share, as compared to $1.0 million, or $0.07 per share, in fiscal 2000, as a result of the retirement of debt at less than face value.

     Sales of homes and land including unconsolidated joint ventures were $426.4 million for fiscal 2001 compared to $319.1 million for fiscal 2000. The increase was due to an increase in total unit closings from 2,006 for fiscal 2000 to 2,199 in fiscal 2001 and an increase in average sales price. Home closings declined slightly from 1,296 in fiscal 2000 to 1,209 in fiscal 2001, including 28 and 46 homes, respectively, closed in unconsolidated joint ventures. The average home sales price increased from $233,000 in fiscal 2000 to $315,000 in fiscal 2001.

     The increase in total unit closings was due primarily to increased activity in the Company's Colorado market and to a few significant lot sales. The increase in average sales price is due to the closing of a higher number of units in the higher-priced California market in fiscal 2001. The Company's actual gross margin increased from 20.5% in fiscal 2000 to 25.1% in fiscal 2001, due to a change in the mix of closings to certain higher-margin projects. The pro forma gross margin increased from 20.2% in fiscal 2000 to 25.0% in fiscal 2001.

     As a percentage of revenue, selling, general and administrative expense remained stable at 10.6% in both fiscal 2000 and fiscal 2001. Selling, general and administrative expense of $38.6 million for fiscal 2001 increased $7.8 million or 25.3% as compared to fiscal 2000 due to a higher level of sales activity.

     Income from unconsolidated joint ventures decreased from $1.7 million fiscal 2000 to a loss of $874,000 in fiscal 2001, due to the establishment of certain reserves in connection with the wind down of some of the older joint ventures, as well as the fact that the profits from the newer joint ventures were being allocated primarily to cover preferred return on partner's capital during fiscal 2001.

     Interest and other income increased from $1.5 million in fiscal 2000 to $1.9 million in fiscal 2001 and consists primarily of the results of operations of the Company's mortgage broker operations, as well as certain financing and other transactions.

     Minority interest of $2.8 million in fiscal 2000 and $5.6 million in fiscal 2001 primarily represents the share of income from CPH LLC and CPH Newport Coast, LLC attributable to CHF.

     Interest incurred was $25.7 million in fiscal 2001, as compared to $24.5 million in fiscal 2000, while interest expensed was $35.7 million in fiscal 2001 as compared to $22.1 million in fiscal 2000. Substantially all interest costs are initially capitalized and are recognized as homes and land are sold. As presented in the consolidated statements of operations, income from unconsolidated joint ventures for fiscal 2000 excludes the recognition of approximately $519,000 in interest previously capitalized to the lots contributed to MPE. Such interest costs are included in interest expense.

     The Company recorded a provision for income taxes of $1.8 million in fiscal 2001, as compared to $1.7 million in fiscal 2000. The effective tax rate in both years was reduced from the statutory rate by the use of available loss carryforwards. Such loss carryforwards have now been substantially fully utilized.

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

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of February 28, 2001, the Company has in place several credit facilities with contingent availabilities totaling $251 million (the "Facilities") with various bank lenders (the "Banks"), of which $104 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC and CPH Yucaipa I, LLC, which are consolidated subsidiaries. Pursuant to the Facilities, CPH LLC and the consolidated subsidiaries are subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 2001, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of

February 28, 2001, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC. The Senior Notes are due May 1, 2002. During fiscal 2000 and 2001, the Company repurchased $11.6 million and $32.8 million (face value), respectively, of the Senior Notes.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Under the provisions of SFAS 133, companies are required to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company is required to adopt SFAS 133, as amended by SFAS No. 137 and 138, effective March 1, 2001. Currently, the Company does not have any instruments that would qualify as derivatives under SFAS 133. Accordingly, the Company does not believe SFAS 133 would have a material impact on the Company's financial position, results of operations, or liquidity at the current time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of February 28, 2001. Many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund these expenditures. In addition, the Company has previously issued $100 million in fixed rate debt to provide longer-term financing. At February 28, 2001, $55.6 million of the Senior Notes remain outstanding.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based on the amount of variable rate debt outstanding at February 28, 2001, and holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in interest incurred for the coming year of approximately $1.0 million.

     The table below details the principal amount and the average interest rates for debt for each category based upon the expected maturity dates. The carrying value of the Company's variable rate debt approximates fair value due to the frequency of repricing of this debt. The Company's fixed rate debt consists of the Senior Notes payable. The Senior Notes payable are publicly traded debt instruments and their fair values are based on their quoted market prices as of February 28, 2001.

                                                         EXPECTED MATURITY DATE
                                                  ------------------------------------
                                                  YEAR ENDING FEBRUARY 28,
                                                  ------------------------                  FAIR
                                                    2002           2003        TOTAL       VALUE
                                                  ---------      ---------    --------    --------
                                                   (DOLLARS IN THOUSANDS)
LIABILITIES:
Fixed rate debt.................................   $    --        $55,592     $ 55,592    $ 51,978
  Average interest rate.........................        --          12.75%       12.75%
Variable rate debt..............................   $48,411        $61,812     $110,223    $110,223
  Average interest rate.........................      9.31%          7.75%        8.40%

     The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
CAPITAL PACIFIC HOLDINGS, INC.
Report of Independent Public Accountants....................   21
Consolidated Balance Sheets as of February 29, 2000 and
  February 28, 2001.........................................   22
Consolidated Statements of Income for the years ended
  February 28, 1999, February 29, 2000 and February 28,
  2001......................................................   23
Consolidated Statements of Stockholders' Equity for the
  years ended February 28, 1999, February 29, 2000 and
  February 28, 2001.........................................   24
Consolidated Statements of Cash Flows for the years ended
  February 28, 1999, February 29, 2000 and February 28,
  2001......................................................   25
Notes to Consolidated Financial Statements..................   27
GRAND COTO ESTATES, L.P.
Report of Independent Public Accountants....................   42
Balance Sheets as of December 31, 2000 and 1999.............   43
Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.......................................   44
Statements of Partners' Capital (Deficit) for the years
  ended December 31, 2000, 1999 and 1998....................   45
Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.......................................   46
Notes to Financial Statements...............................   47
M.P.E. PARTNERS, L.P.
Report of Independent Public Accountants....................   50
Balance Sheets as of December 31, 2000 and 1999.............   51
Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.......................................   52
Statements of Partners' Capital (Deficit) for the years
  ended December 31, 2000, 1999 and 1998....................   53
Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.......................................   54
Notes to Financial Statements...............................   55

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Capital Pacific Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Capital Pacific Holdings, Inc. (a Delaware corporation) and subsidiaries as of February 29, 2000 and February 28, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Joint Ventures as of February 29, 2000 and for the two years then ended (Notes 1 and 4), the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these Joint Ventures represent less than one percent of the Company's total assets at February 29, 2000, and the equity in the net income of these Joint Ventures was $5,819,000, and $1,197,000 for the years ended February 28, 1999 and February 29, 2000, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Pacific Holdings, Inc. and subsidiaries as of February 29, 2000 and February 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California
May 16, 2001

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              FEBRUARY 29,    FEBRUARY 28,
                                                                  2000            2001
                                                              ------------    ------------
Cash and cash equivalents...................................   $  19,389       $   7,552
Restricted cash.............................................       1,373             781
Accounts and notes receivable...............................      22,862          25,082
Real estate projects........................................     282,497         259,873
Property and equipment......................................       8,536              --
Investment in and advances to unconsolidated joint
  ventures..................................................      15,379           5,273
Prepaid expenses and other assets...........................       8,245          10,851
                                                               ---------       ---------
          Total assets......................................   $ 358,281       $ 309,412
                                                               =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................   $  39,600       $  43,150
Notes payable...............................................     125,809         110,223
Senior unsecured notes payable..............................      88,392          55,592
                                                               ---------       ---------
          Total liabilities.................................     253,801         208,965
                                                               ---------       ---------
Negative goodwill...........................................          --           9,924
                                                               ---------       ---------
Minority interest...........................................      33,594           7,743
                                                               ---------       ---------
Stockholders' equity:
  Common stock, par value $.10 per share; 30,000,000 shares
     authorized; 14,995,000 shares issued; 13,815,911 and
     13,767,311 shares outstanding, respectively............       1,500           1,500
  Additional paid-in capital................................     211,888         211,888
  Accumulated deficit.......................................    (139,243)       (127,054)
  Treasury stock............................................      (3,259)         (3,554)
                                                               ---------       ---------
          Total stockholders' equity........................      70,886          82,780
                                                               ---------       ---------
          Total liabilities and stockholders' equity........   $ 358,281       $ 309,412
                                                               =========       =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE YEARS ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                              1999            2000            2001
                                                          ------------    ------------    ------------
Sales of homes and land.................................    $192,422        $290,791        $363,743
Cost of sales...........................................     156,493         231,273         272,332
                                                            --------        --------        --------
  Gross margin..........................................      35,929          59,518          91,411
Income (loss) from unconsolidated joint ventures........       7,949           1,730            (874)
Selling, general and administrative expenses............     (21,186)        (30,813)        (38,615)
Interest expense........................................     (17,842)        (22,141)        (35,707)
Interest and other income, net..........................       1,381           1,513           1,927
                                                            --------        --------        --------
  Income from operations................................       6,231           9,807          18,142
Minority interest.......................................      (1,850)         (2,835)         (5,628)
                                                            --------        --------        --------
  Income before income taxes............................       4,381           6,972          12,514
Provision for income taxes..............................       1,095           1,745           1,786
                                                            --------        --------        --------
  Income before extraordinary item......................       3,286           5,227          10,728
Extraordinary gain on debt retired at less than face
  value, net of minority interest and taxes.............          --             955           1,461
                                                            --------        --------        --------
  Net income............................................    $  3,286        $  6,182        $ 12,189
                                                            ========        ========        ========
Net income per share -- basic and diluted:
  Income per share before extraordinary item............    $   0.23        $   0.37        $   0.77
  Extraordinary gain on debt retired at less than face
     value, net of minority interest and taxes..........          --            0.07            0.11
                                                            --------        --------        --------
  Net income per common share...........................    $   0.23        $   0.44        $   0.88
                                                            ========        ========        ========
  Weighted average number of common shares -- basic.....      14,237          13,923          13,773
                                                            ========        ========        ========
  Weighted average number of common shares -- diluted...      14,271          14,014          13,896
                                                            ========        ========        ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED FEBRUARY 28, 2001
                         (IN THOUSANDS, EXCEPT SHARES)

                                         COMMON STOCK       ADDITIONAL
                                      -------------------    PAID-IN     ACCUMULATED   TREASURY
                                        SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK      TOTAL
                                      ----------   ------   ----------   -----------   --------   -------
BALANCE, FEBRUARY 28, 1998..........  14,305,511   $1,500    $211,888     $(148,711)   $(1,627)   $63,050
  Repurchase of common stock........    (277,600)      --          --            --       (982)      (982)
  Net income........................          --       --          --         3,286         --      3,286
                                      ----------   ------    --------     ---------    -------    -------
BALANCE, FEBRUARY 28, 1999..........  14,027,911    1,500     211,888      (145,425)    (2,609)    65,354
  Repurchase of common stock........    (212,000)      --          --            --       (650)      (650)
  Net income........................          --       --          --         6,182         --      6,182
                                      ----------   ------    --------     ---------    -------    -------
BALANCE, FEBRUARY 29, 2000..........  13,815,911    1,500     211,888      (139,243)    (3,259)    70,886
  Repurchase of common stock and
     warrants.......................     (48,600)      --          --            --       (295)      (295)
  Net income........................          --       --          --        12,189         --     12,189
                                      ----------   ------    --------     ---------    -------    -------
BALANCE, FEBRUARY 28, 2001..........  13,767,311   $1,500    $211,888     $(127,054)   $(3,554)   $82,780
                                      ==========   ======    ========     =========    =======    =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE YEARS ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                              1999            2000            2001
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income............................................   $   3,286       $   6,182        $ 12,189
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Gain on retirement of senior unsecured notes
       payable..........................................          --            (955)         (1,461)
     Gain on sale of building...........................          --              --          (1,040)
     Depreciation and amortization......................       1,768           1,897           1,458
     Changes in Assets and Liabilities:
       (Increase) decrease in accounts and notes
          receivable....................................      13,658         (10,329)         (2,301)
       (Increase) decrease in real estate projects......     (68,986)        (21,164)         18,695
       (Increase) decrease in prepaid expenses and other
          assets........................................         610           2,020          (2,689)
       Increase (decrease) in accounts payable and
          accrued liabilities...........................      16,058           1,394          (1,517)
     (Income) loss from unconsolidated joint ventures,
       including interest expense.......................      (5,822)         (1,211)            874
     Minority interest..................................       1,850           3,424           5,628
                                                           ---------       ---------        --------
          Net cash provided by (used in) operating
            activities..................................     (37,578)        (18,742)         29,836
                                                           ---------       ---------        --------
INVESTING ACTIVITIES:
  Proceeds from sale of building........................          --              --           3,500
  Purchases of property and equipment...................      (2,164)         (1,039)         (1,410)
  Cash distributed with Divested Joint Ventures.........          --              --          (3,983)
  Decrease (increase) in investments in and advances to
     unconsolidated joint ventures......................     (10,718)          9,133           5,162
                                                           ---------       ---------        --------
          Net cash provided by (used in) investing
            activities..................................     (12,882)          8,094           3,269
                                                           ---------       ---------        --------
FINANCING ACTIVITIES:
  Proceeds from notes payable...........................     208,383         306,169         417,072
  Principal payments of notes payable...................    (153,608)       (271,849)       (431,409)
  Capital contributions (distributions) to minority
     interest, net......................................      (1,879)            106            (660)
  Retirement of senior unsecured notes payable..........          --          (9,521)        (29,650)
  Repurchase of common stock and warrants...............        (982)           (650)           (295)
                                                           ---------       ---------        --------
          Net cash provided by (used in) financing
            activities..................................      51,914          24,255         (44,942)
                                                           ---------       ---------        --------
Net increase (decrease) in cash and cash equivalents....       1,454          13,607         (11,837)
Cash and cash equivalents, beginning of year............       4,328           5,782          19,389
                                                           ---------       ---------        --------
Cash and cash equivalents, end of year..................   $   5,782       $  19,389        $  7,552
                                                           =========       =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH ACTIVITIES:
  Cash paid during the year for interest, all
     capitalized to real estate projects................   $  22,289       $  25,450        $ 27,614
                                                           =========       =========        ========
  Cash paid during the year for income taxes............   $      --       $      --        $  1,771
                                                           =========       =========        ========

NON-CASH ACTIVITIES:

     During fiscal 2001, the Company consummated an Exchange Transaction with CHF (see Note 1) which was an entirely non-cash transaction, other than the distribution of cash balances held by the Divested Joint Ventures. The transaction resulted in the elimination of a substantial portion of the Company's minority interest and certain other accounts as summarized below:

Assets and liabilities held by Divested Joint Ventures
  exchanged by the Company:
  Cash......................................................  $(3,983)
  Accounts receivable.......................................      (81)
  Real estate projects......................................   (3,929)
  Property and equipment....................................   (3,038)
  Prepaid expenses and other assets.........................     (213)
  Accounts payable and accrued liabilities..................      103
  Notes payable.............................................    1,249
                                                              -------
                                                              $(9,892)
                                                              =======
Summary of amounts recorded as a result of the Exchange
  Transaction:
  Minority interest acquired................................  $31,685
  Assets exchanged:
     Divested Joint Ventures................................   (9,892)
     Investment in unconsolidated joint ventures............   (4,070)
                                                              -------
                                                               17,723
  Deferred income taxes and accrued expenses recorded.......   (4,805)
  Adjustment of remaining property and equipment to zero....   (2,994)
  Negative goodwill recorded................................   (9,924)
                                                              -------
                                                              $    --
                                                              =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. COMPANY ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Company Organization and Operations

     Capital Pacific Holdings, Inc., together with its subsidiaries, (the "Company") conducts business under various names, including the name Capital Pacific Homes in California, Arizona, Colorado and Nevada and Clark Wilson Homes in Texas.

     In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to Capital Pacific Holdings, LLC ("CPH LLC") substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. An unaffiliated investment company, California Housing Finance, L.P. ("CHF") then acquired a 32.07% minority interest in CPH LLC as a result of a cash investment in CPH LLC. From fiscal 1998 through fiscal 2001, the Company expanded its operating strategy to encompass the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties, primarily through non-majority investments in limited liability companies, with approximately 99% of the capital for these projects being provided by CHF.

     Effective February 23, 2001, the Company and CHF consummated an interest exchange transaction (the "Exchange Transaction"), whereby the Company exchanged its interests in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated, (the "Divested Joint Ventures") for approximately 75% of CHF's interest in CPH LLC and all of CHF's interests in certain residential joint ventures. At February 28, 2001, the Company had a 93% interest in CPH LLC and CHF held a 7% minority interest. The Company and CHF both have an option to convert CHF's remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of the Company for the period extending from 90 to 180 days following the closing of the Exchange Transaction. The Company expects that this option will be exercised. In addition, Capital Pacific Homes, Inc., a subsidiary of the Company, has entered or expects to enter into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components, (the "Managed Projects"), whereby the Company will be compensated for performing such services through a management fee arrangement.

     The Exchange Transaction has been accounted for as the simultaneous acquisition of the majority of CHF's minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company's interest in the Divested Joint Ventures. As a result, no gain has been recognized, the remaining balance of the Company's property and equipment was adjusted to zero at February 28, 2001, and the balance of the transaction was recorded as negative goodwill.

     Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $475 million at February 28, 2001 in 55 residential properties. At February 28, 2001, CPH LLC had $244 million in assets and a net worth of $109 million. The Company is the sole managing member of CPH LLC. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member and under management agreements. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects, pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify the Company against liabilities arising from the projects owned by such entities.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities in which the Company has an equity ownership interest. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The Company is a regional builder and developer with operations throughout selected metropolitan areas of Southern California, Nevada, Texas, Arizona and Colorado. The Company's principal business activities are to build and sell single-family homes. The Company's single-family homes are targeted to entry-level, move-up and luxury buyers.

     Approximately 42, 12, 24, 9 and 13 percent of the Company's total revenues (including the unconsolidated joint ventures) were in California, Nevada, Texas, Arizona and Colorado, respectively, for the year ended February 28, 2001.

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

  Principles of Consolidation and Minority Interest in Joint Ventures

     The consolidated financial statements include the accounts of the Company and wholly owned subsidiaries and certain majority-owned joint ventures, as well as the accounts of CPH LLC, including the capital accounts of CPH LLC totaling $109.5 million at February 28, 2001, $7.7 million of which is required to be presented as minority interest in the accompanying consolidated balance sheets. All other investments (See Note 4) are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to thirty years using the straight-line method. Total property and equipment was $8,536,000 (net of accumulated depreciation of $6,608,000) as of February 29, 2000. During fiscal 2001, a building with a book value of $2,460,000 was sold, resulting in a gain of $1,040,000. In addition, a building with a book value of $3,038,000 was exchanged as part of the Exchange Transaction. As a result of the Exchange Transaction, the remaining balance of $2,994,000 in property and equipment was adjusted to zero at February 28, 2001.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

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

     SFAS No. 121 requires long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying SFAS No. 121, real estate under development is considered to be held for use whereas finished units are considered assets to be disposed of. In evaluating long-lived assets held for use, a review for impairment loss is triggered if the sum of the expected future cash flows (undiscounted and without interest charge) is less than the carrying amount of the asset. Various assumptions and estimates are used to determine fair value in determining the amount of any impairment loss including, among others, estimated costs of construction, development and direct marketing, sales absorption rates, anticipated sales prices and carrying costs. The estimates used to determine any impairment adjustment can change in the near term as the economy in the Company's key areas changes.

  Negative Goodwill

     Negative goodwill recorded as a result of the Exchange Transaction is being accreted over five years. No accretion was recorded during fiscal 2001.

  Revenue Recognition

     The Company's revenue recognition policy follows the provisions of SFAS No. 66 "Accounting for Sales of Real Estate," which specify minimum down payment requirements, financing terms and certain other requirements for sales of real estate.

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

  Stock Options

     The Company accounts for equity-based compensation under SFAS No. 123 "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Entities electing to remain under APB Opinion No. 25 must make pro forma disclosures of net income or loss and earnings per share as if the fair value based method

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES of accounting defined in SFAS No. 123 had been applied. The Company has adopted the disclosure requirements of SFAS No. 123 and will continue accounting for stock options under APB Opinion No. 25.

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

                                                       YEAR ENDED                YEAR ENDED                 YEAR ENDED
                                                    FEBRUARY 28, 1999         FEBRUARY 29, 2000         FEBRUARY 28, 2001
                                                 -----------------------   -----------------------   ------------------------
                                                 INCOME   SHARES    EPS    INCOME   SHARES    EPS    INCOME    SHARES    EPS
                                                 ------   ------   -----   ------   ------   -----   -------   ------   -----
Basic Net Income Per Share:
  Income available to common stockholders
    before extraordinary item..................  $3,286   14,237   $0.23   $5,227   13,923   $0.37   $10,728   13,773   $0.77
Effect of Dilutive Securities:
  Warrants.....................................     --       32       --      --       --       --        --      --       --
  Stock options................................     --        2       --      --       91       --        --     123       --
                                                 ------   ------   -----   ------   ------   -----   -------   ------   -----
Diluted Net Income Per Share before
  extraordinary item...........................  $3,286   14,271   $0.23   $5,227   14,014   $0.37   $10,728   13,896   $0.77
                                                 ======   ======   =====   ======   ======   =====   =======   ======   =====

  Comprehensive Income

     During the year ended February 28, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For each of the three years ended February 28, 2001 comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

  Segment Reporting

     Effective February 28, 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Under the provisions of SFAS No. 131, the Company's operations are conducted primarily under one segment, homebuilding, at this time.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under the provisions of SFAS 133, companies are required to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company is required to adopt SFAS 133, as amended by SFAS No. 137 and 138, effective March 1, 2001. Currently, the Company does not have any instruments that would qualify as derivatives under SFAS 133. Accordingly, the Company does not believe SFAS 133 would have a material impact on the Company's financial position, results of operations, or liquidity at the current time.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

  Reclassifications

     Certain reclassifications have been made to certain prior year balances in order to conform with the current year presentation.

 2. RESTRICTED CASH

     The Company has restricted cash totaling $1,373,000 and $781,000 as of February 29, 2000 and February 28, 2001, respectively. Restricted cash primarily consists of deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

 3. REAL ESTATE PROJECTS

     Real estate projects consist of the following at February 29, 2000 and February 28, 2001 (in thousands):

                                                           2000        2001
                                                         --------    --------
Land and improvements under construction...............  $254,206    $229,207
Completed residential homes............................    11,592      12,678
Completed model homes..................................    16,699      17,988
                                                         --------    --------
                                                         $282,497    $259,873
                                                         ========    ========

     Total interest costs incurred during the years ended February 28, 1999, February 29, 2000 and February 28, 2001 were $22,346,000, $24,465,000 and
$25,696,000 respectively, all of which was initially capitalized.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

 4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     The Company is a general partner or member and has a 50 percent or less ownership in 6 unconsolidated entities at February 28, 2001. In addition, the Company had certain advances outstanding to the Divested Joint Ventures at February 28, 2001, which were repaid subsequent to year end. The Company's net investments in and advances to unconsolidated entities are as follows at February 29, 2000 and February 28, 2001 (in thousands):

                                                             2000       2001
                                                            -------    ------
UNCONSOLIDATED JOINT VENTURES:
JMP Canyon Estates, L.P...................................  $   159    $  162
JMP Harbor View, L.P......................................      621       609
Grand Coto Estates, L.P...................................     (633)      231
M.P.E. Partners, L.P......................................    1,710       983
LB/L -- CPH Providence, LLC...............................       --       715
LB/L -- CPH Longmont, LLC.................................       --     1,087
                                                            -------    ------
                                                              1,857     3,787
                                                            -------    ------
DIVESTED JOINT VENTURES(1):
RPV Associates, LLC.......................................    2,759        76
CPH Dana Point, LLC.......................................      266       (79)
CPH Monarch Beach, LLC....................................      445       260
CPH Resorts I, LLC........................................    4,700       689
CPH Vista Palisades, LLC..................................      435       376
Atlanta Huntington Beach, LLC.............................    1,259        25
CPH Dos Pueblos, LLC......................................    3,595       139
CPH Airport Office Building, LLC..........................        7        --
CPH Redhill Office Building, LLC..........................       56        --
                                                            -------    ------
                                                             13,522     1,486
                                                            -------    ------
                                                            $15,379    $5,273
                                                            =======    ======

---------------
(1) These entities were unconsolidated joint ventures at February 29, 2000 and until February 23, 2001, the closing of the Exchange Transaction. The names of these entities were changed subsequent to the Exchange Transaction.

     The Company's ownership interests in the unconsolidated joint ventures vary. Generally, the Company receives a portion of earnings although a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to terms in each venture's agreement. In the case of Divested Joint Ventures which are also Managed Projects, the Company or its subsidiary manages the development of the project under a management contract. The Company's carrying amount in each of the unconsolidated joint ventures (and the Divested Joint Ventures prior to the Exchange Transaction) equals the underlying equity in the joint venture, and there are generally no significant amounts of undistributed earnings. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

     The Company uses the equity method of accounting for its investments in the unconsolidated 50 or less percent-owned entities. The accounting policies of the entities are substantially the same as those of the Company.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     Following is summarized, combined financial information for the unconsolidated entities at February 29, 2000 and February 28, 2001 (in thousands). The balance sheet information at February 28, 2001 does not include the Divested Joint Ventures, but the income statement information does reflect the results of the Divested Joint Ventures because the Company held an ownership interest in those entities for substantially all of fiscal 2001:

                                                                2000       2001
                                                              --------    -------
ASSETS
Cash........................................................  $ 11,225    $   512
Real estate projects........................................   281,402     14,620
Commercial buildings........................................    21,071         --
Other assets................................................    31,281        611
                                                              --------    -------
                                                              $344,979    $15,743
                                                              ========    =======

                                                                2000       2001
                                                              --------    -------
LIABILITIES AND EQUITY
Accounts payable and other liabilities......................  $ 15,136    $ 1,962
Due to the Company..........................................    10,588      2,205
Notes payable...............................................    37,722      1,878
                                                              --------    -------
                                                                63,446      6,045
                                                              --------    -------
Equity
  The Company...............................................     4,791      1,278
  Others....................................................   276,742      8,420
                                                              --------    -------
                                                               281,533      9,698
                                                              --------    -------
                                                              $344,979    $15,743
                                                              ========    =======

                                                         1999       2000       2001
                                                        -------    -------    -------
INCOME STATEMENT
Sales of homes and land...............................  $78,950    $28,274    $62,704
Interest and other income, net........................    7,151     16,296     16,214
                                                        -------    -------    -------
                                                         86,101     44,570     78,918
Costs and expenses....................................   72,416     33,428     63,505
                                                        -------    -------    -------
Net income............................................  $13,685    $11,142    $15,413
                                                        =======    =======    =======

     The fiscal years of Grand Coto Estates, L.P. (Grand Coto) and M.P.E. Partners, L.P. (MPE) end on December 31, pursuant to which the last year audited by other auditors was the year ended December 31, 1999.

     Equity in earnings (losses) from unconsolidated joint ventures consisted of the following for the years ended February 28, 1999, February 29, 2000 and February 28, 2001.

                                                             1999      2000     2001
                                                            ------    ------    -----
MPE.......................................................  $3,994    $  932    $(476)
Grand Coto................................................   3,939       785     (395)
Others....................................................      16        13       (3)
                                                            ------    ------    -----
                                                            $7,949    $1,730    $(874)
                                                            ======    ======    =====

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

     As of February 28, 2001, there were no remaining homes to be sold by MPE or Grand Coto. Several other unconsolidated joint ventures were disposed of in the Exchange Transaction. The Company has recently commenced development and/or sales activity at certain new projects that are owned by unconsolidated joint ventures.

 5. NOTES PAYABLE

     Notes payable consist of the following at February 29, 2000 and February 28, 2001 (in thousands):

                                                                2000        2001
                                                              --------    --------
Notes payable to banks, including interest varying from
  LIBOR plus two to prime plus two percent maturing between
  July 31, 2001 and February 3, 2003 secured by certain real
  estate projects on a non-recourse basis...................  $105,951    $ 88,272
Notes payable to bank, including interest at prime with the
  term of the commitment reducing commencing August 1, 2002
  secured by certain real estate projects on a recourse
  basis.....................................................    19,281      16,158
Other.......................................................       577       5,793
                                                              --------    --------
                                                              $125,809    $110,223
                                                              ========    ========

     At February 29, 2000 and February 28, 2001, the aggregate carrying value of assets collateralizing the above notes was $249,581,000 and $252,534,000, respectively.

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of February 28, 2001, CPH LLC has in place several credit facilities with contingent availabilities totaling $251 million (the "Facilities") with various bank lenders (the "Banks"), of which $104 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC and CPH Yucaipa I, LLC, which are consolidated subsidiaries. Pursuant to the Facilities, CPH LLC and the consolidated subsidiaries are subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 2001, CPH LLC was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 28, 2001, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

     During the years ended February 28, 1999, February 29, 2000 and February 28, 2001, the highest month-end balance on notes payable was $101,943,000, $125,809,000 and $204,983,000, respectively, and the weighted average outstanding balance was $70,073,000, $110,830,000 and $124,059,000, respectively. The weighted average interest rates on notes payable during the years ended February 28, 1999, February 29, 2000 and February 28, 2001, were 8.7 percent, 9.0 percent and 10.0 percent, respectively. The weighted average

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES interest rates on notes payable at February 28, 1999, February 29, 2000 and February 28, 2001, were 8.6 percent, 9.7 percent and 8.4 percent, respectively.

     The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

                                                              AS OF
                                                           FEBRUARY 28,
                  FISCAL YEARS ENDING:                         2001
                  --------------------                     ------------
2002.....................................................    $ 48,411
2003.....................................................      61,812
                                                             --------
          Total..........................................    $110,223
                                                             ========

 6. SENIOR UNSECURED NOTES PAYABLE; WARRANTS

     In May, 1994, the Company issued $100 million principal amount of its 12 3/4 percent Senior Notes due May 1, 2002 (the "Notes"). In connection with the issuance of the Notes, the Company issued 790,000 warrants to purchase the Company's common stock at a price of $3.30 per share, all of which are fully exercisable until 2002. Interest is due and payable on May 1 and November 1 of each year. Effective May 1, 2000, the Notes became redeemable at the option of CPH LLC at 103.1875% of their principal amount, declining to par on and after May 1, 2001, plus accrued interest.

     The obligations associated with the Notes have been transferred to CPH LLC. CPH LLC will be obligated to make an offer to purchase 10% of the outstanding principal balance of the Notes at a purchase price equal to 100% of the principal amount, plus accrued interest, in the event there are two consecutive fiscal quarters that the CPH LLC's Consolidated Tangible Net Worth (as defined) is less than $37 million. The Notes also contain certain restrictive covenants, which, among other things, limit the incurrence of additional indebtedness, the payment of dividends, the ability to create liens, make restricted payments (as defined) and the ability to enter into certain transactions with affiliates. As of February 28, 2001 CPH LLC was in compliance with these covenants and was not required to make any such offer.

     During fiscal 2000 and 2001, the Company repurchased $11.6 and $32.8 million of the Notes (face value), respectively, resulting in an extraordinary gain of $955,000 and $1,461,000, respectively.

     At February 28, 2001, unamortized bond issuance cost was $650,000, net of accumulated amortization of $5.2 million, which is being amortized over the term of the Notes utilizing the effective interest rate method. Unamortized bond issuance cost is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

 7. INCOME TAXES

     The provision for income taxes consists of the following for the years ended February 28, 1999, February 29, 2000 and February 28, 2001 (in thousands):

                                                           1999      2000      2001
                                                          ------    ------    -------
Current
  Federal.............................................    $   75    $  745    $ 2,996
  State...............................................       220       700        865
                                                          ------    ------    -------
                                                             295     1,445      3,861
                                                          ------    ------    -------
Deferred..............................................       800       300     (2,075)
                                                          ------    ------    -------
Provision for income taxes............................    $1,095    $1,745    $ 1,786
                                                          ======    ======    =======

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The deferred income tax provision (benefit) at February 28, 1999, February 29, 2000 and February 28, 2001 results from the following temporary differences between financial and tax reporting (in thousands):

                                                            1999      2000     2001
                                                           -------    ----    -------
Accrued expenses.......................................    $   524    $ 22    $  (921)
Construction period expenses...........................         46     197        569
Depreciation...........................................        (30)    (40)       (78)
Built-in losses........................................      1,213     722      1,159
Net operating loss carryforward........................        664    (823)     1,950
Other..................................................         --      --        135
Increase (decrease) in valuation allowance.............     (1,617)    222     (4,889)
                                                           -------    ----    -------
                                                           $   800    $300    $(2,075)
                                                           =======    ====    =======

     The components of the Company's deferred income tax asset as of February 29, 2000 and February 28, 2001 are as follows:

                                                             2000       2001
                                                            -------    ------
Accrued expenses..........................................  $    49    $  975
Construction period expenses..............................    1,529     1,878
Depreciation..............................................      (40)       14
Built-in losses...........................................    2,204     2,367
Real estate projects......................................       --    (5,701)
Property and equipment....................................       --     1,197
Net operating loss carryforward...........................    1,147        --
Other.....................................................       --       (41)
Valuation allowance.......................................   (4,889)       --
                                                            -------    ------
                                                            $    --    $  689
                                                            =======    ======

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     A reconciliation of the income tax provision computed at the federal statutory rate and the income tax provision for financial reporting purposes for the years ended February 28, 1999, February 29, 2000 and February 28, 2001, are as follows:

                                                              1999    2000    2001
                                                              ----    ----    ----
Income taxes at statutory rate..............................   34%     34%     34%
State income taxes, net of federal tax benefit..............    3       3       6
Franchise tax liability.....................................    2       2       3
Income tax accrued on Exchange Transaction..................   --      --      10
Reversal of valuation allowance.............................   --      --     (39)
Utilization of loss carryforwards...........................  (14)    (14)     --
                                                              ---     ---     ---
                                                               25%     25%     14%
                                                              ===     ===     ===

 8. REPURCHASE OF COMMON STOCK

     During the third quarter of fiscal 1998, CPH LLC repurchased 1,015,000 shares of the Company's common stock which were issued to Roger Nix, the previous owner of Durable Homes, Inc. ("Durable"), a wholly owned subsidiary of the Company operating in Nevada, in connection with the Company's acquisition

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES of Durable in 1993, and distributed such shares to the Company and CHF in proportion to their respective ownership percentages in CPH LLC. Accordingly, 689,489 shares were distributed to the Company and are being held as treasury stock. As a result, the number of outstanding shares of the Company was reduced from 14,995,000 to 14,305,511.

     In addition, in fiscal 1998, the Company announced a stock repurchase program whereby up to 1,000,000 additional shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of February 28, 2001, 538,200 shares had been repurchased and held by CPH LLC under this program. In addition, the Company has repurchased 220,268 of the warrants originally issued in connection with the issuance of the Senior Notes.

 9. STOCK OPTION PLAN

     Effective February 28, 1995, the Board of Directors of the Company approved the 1995 Stock Incentive Plan (the "1995 Plan"). The 1995 Plan permits a committee designated by the Board of Directors to make awards to key employees and directors of the Company and its subsidiaries. Subject to various restrictions, awards could be in the form of stock options, restricted or unrestricted stock, stock appreciation rights or a combination of the above. The maximum number of shares or share equivalents that may be awarded under the 1995 Plan is 1,500,000.

     Options are granted to purchase shares at prices equal to the fair market value of the shares at the date of grant. The options are typically intended to vest over a one to five year period and are generally intended to be exercisable at various dates over one to 10 year periods. When the options are exercised, the proceeds will be credited to equity along with the related income tax benefits, if any.

     The following is a summary of the transactions relating to the Company's stock option plan for the years ended February 28, 1999, February 29, 2000 and February 28, 2001:

                                           FISCAL 1999            FISCAL 2000            FISCAL 2001
                                       --------------------   --------------------   -------------------
                                                   WEIGHTED               WEIGHTED              WEIGHTED
                                                   AVERAGE                AVERAGE               AVERAGE
                                                   EXERCISE               EXERCISE              EXERCISE
                                        OPTIONS     PRICE      OPTIONS     PRICE     OPTIONS     PRICE
                                       ---------   --------   ---------   --------   --------   --------
Options outstanding, beginning of
  year...............................         --    $  --       256,000    $2.75      463,000    $2.28
Granted..............................    256,000     2.75       250,000     1.88      250,000     2.50
Exercised............................         --       --            --       --           --       --
Canceled.............................         --       --       (43,000)    2.75     (112,500)    2.39
                                       ---------    -----     ---------    -----     --------    -----
Options outstanding, end of year.....    256,000    $2.75       463,000    $2.28      600,500    $2.37
                                       =========    =====     =========    =====     ========    =====
Options exercisable at end of year...         --                 71,000               171,499
                                       =========              =========              ========
Options available for future grant...  1,244,000              1,037,000               899,500
                                       =========              =========              ========

     The following information is provided pursuant to the requirements of SFAS No. 123. The fair value of each option granted during the years ended February 28, 1999, February 29, 2000 and February 28, 2001, is estimated using the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

                                                    FISCAL 1999    FISCAL 2000    FISCAL 2001
                                                    -----------    -----------    -----------
Dividend yield....................................         0%             0%             0%
Expected volatility...............................      35.5%          56.5%          25.8%
Risk-free interest rate...........................      4.67%          6.12%          5.88%
Expected life.....................................    5 years        5 years        5 years

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     The 164,000, 186,500 and 250,000 options granted in fiscal 1999, 2000 and 2001, respectively, which remain outstanding as of February 28, 2001 have exercise prices of $2.75, $1.875 and $2.50, respectively, and a remaining contractual life of 7.92 and 8.58 and 9.59 years, respectively. As of February 28, 2001, 171,499 of these options are exercisable. The per share fair value of all options granted during fiscal 1999, 2000 and 2001 was $1.07, $1.03 and $0.87, respectively.

     During the years ended February 28, 1999, February 29, 2000 and February 28, 2001, no compensation expense was recognized related to the stock options granted, however, had compensation expense been determined consistent with SFAS No. 123 for the Company's stock option grants for its stock-based compensation plan, the Company's net income and diluted net income per share for the years ended February 28, 1999, February 29, 2000 and February 28, 2001 would approximate the pro forma amounts below (Dollars in thousands, except per share amounts):

                              FISCAL 1999                 FISCAL 2000                 FISCAL 2001
                        ------------------------    ------------------------    ------------------------
                        AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                        -----------    ---------    -----------    ---------    -----------    ---------
Income before
  extraordinary
  item................    $3,286        $3,281        $5,227        $5,144        $10,728       $10,638
Diluted income per
  common share before
  extraordinary
  item................    $ 0.23        $ 0.23        $ 0.37        $ 0.37        $  0.77       $  0.77

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

10. RELATED PARTY TRANSACTIONS

     In fiscal 1999, the Company contributed cash totaling $3,176,000 to unconsolidated joint ventures. In fiscal 2000, the Company contributed cash totaling $3,278,000 to unconsolidated joint ventures. In fiscal 2001, the Company contributed cash totaling $1,244,000 to unconsolidated joint ventures.

     The Company has made reimbursable advances to unconsolidated joint ventures (including the Divested Joint Ventures) for construction and other expenditures. The balance of advances at February 29, 2000 and February 28, 2001 was $10,588,000 and $3,725,000, respectively. These amounts are included in investment in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets. During fiscal 2000 and fiscal 2001, the Company charged interest totaling $1,422,000 and $338,163, respectively, to the joint ventures based on these advances.

     During fiscal 1999, 2000 and 2001, the Company recognized $10,452,000, $12,446,000 and $12,092,000, respectively, in construction overhead reimbursements from unconsolidated joint ventures (including the Divested Joint Ventures). Amounts are received pursuant to terms of the joint venture agreements, which generally specify a fixed payment per month over the anticipated period of development. Such amounts are included in selling, general and administrative expenses in the accompanying statements of operations. As a result of the Exchange Transaction, the amount of overhead incurred, as well as the corresponding reimbursements, will decrease in the future years with respect to the Divested Joint Ventures.

     During fiscal 1999, the Company acquired four parcels of land for total consideration of approximately $3,283,000 from a partnership in which an officer of one of the Company's subsidiaries held an ownership interest. The terms of this transaction had been agreed upon prior to the time that this officer became an employee of the Company. This officer is no longer an employee.

     Included in accounts receivable at February 29, 2000 and February 28, 2001 is $1,633,000 and $1,805,000, respectively, of amounts owed from the Company's various unconsolidated joint ventures to the Company's wholly-owned subsidiary, Newport Design Center, Inc. for goods and services rendered.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

     Under the Exchange Transaction, the Company transferred its interests in the Divested Joint Ventures to Makallon, LLC ("Makallon"), which is beneficially owned by CHF and a former director and officer of the Company, who is a relative of the Chairman of the Board of the Company. In connection with the Exchange Transaction, Capital Pacific Homes, Inc., a subsidiary of the Company, has entered or expects to enter into construction, management and marketing agreements with Makallon relating to the Managed Projects whereby the Company will be compensated for performing such services through a management fee arrangement. In addition, the Company has entered into lease agreements with Makallon for office space in two buildings owned by certain joint ventures controlled by Makallon.

     During fiscal 1999 and 2000, approximately $207,000, $193,000, respectively, was paid to a company owned by a relative of the Chairman of the Board for services rendered in connection with website design and maintenance and the development of virtual reality home tour models. In addition, this company paid approximately $15,000 in rent for office space leased from the Company during fiscal 1999.

     An officer of the Company purchased a home from one of the Company's joint ventures in fiscal 1999 for $780,000.

     An officer of the Company purchased a home from one of the Company's joint ventures in fiscal 2001 for $1,450,000.

11. COMMITMENTS AND CONTINGENCIES

  General

     Approximately $38,480,000 and $47,352,000 of performance bonds which have been issued on behalf of both CPH LLC and certain joint ventures, and for which the Company has been indemnified, were outstanding at February 29, 2000 and February 28, 2001, respectively. The estimated cost to complete the development work related to the performance bonds is $24,026,000 and $33,147,000 at February 29, 2000 and February 28, 2001, respectively. The beneficiaries of these bonds are certain municipalities.

     CPH LLC has entered into agreements to lease certain office equipment and facilities under operating leases which expire at various dates through fiscal year 2005. The facility leases generally provide that CPH LLC shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 28, 2001, are as follows (in thousands):

                  FISCAL YEARS ENDING:
                  --------------------
2002.....................................................     $1,259
2003.....................................................      1,113
2004.....................................................        841
2005.....................................................        282
                                                              ------
          Total..........................................     $3,495
                                                              ======

     Total rent expense was $442,000, $769,000 and $1,153,000 for the years ended February 28, 1999, February 29, 2000 and February 28, 2001, respectively.

     As discussed in Notes 1 and 4, CPH LLC is a general partner in certain joint venture partnerships. As a general partner, CPH LLC is liable for all debts of the partnerships without limitation to the respective partnership interest.

  Dividends

     No dividends were declared or paid for the years ended February 28, 1999, February 29, 2000 and February 28, 2001.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

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

          Senior Unsecured Notes Payable Due 2002 -- This issue is not publicly traded on a major exchange. Consequently, the fair value of this issue is based on the repurchase closest to the year ended February 28, 2001.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                  AT FEBRUARY 29, 2000    AT FEBRUARY 28, 2001
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
Financial Assets:
  Cash and equivalents..........................  $ 19,389    $ 19,389    $  7,552    $  7,552
Financial Liabilities:
  Notes payable.................................   125,809     125,809     110,223     110,223
  Senior unsecured notes payable................    88,392      74,028      55,592      51,978

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

13. UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the years ended February 29, 2000 and February 28, 2001 is as follows (in thousands except for per share data):

                                                                QUARTER
                                                 --------------------------------------
                                                  FIRST    SECOND     THIRD     FOURTH     TOTAL
                                                 -------   -------   -------   --------   --------
2000:
  Sales of homes and land......................  $61,974   $67,383   $63,430   $ 98,004   $290,791
  Gross margin.................................   11,304    12,493    14,137     21,584     59,518
  Net income...................................  $   820   $ 1,100   $   812   $  3,450   $  6,182
                                                 =======   =======   =======   ========   ========
  Net income per common share -- basic and
     diluted...................................  $  0.06   $  0.08   $  0.06   $   0.24   $   0.44
                                                 =======   =======   =======   ========   ========
2001:
  Sales of homes and land......................  $65,034   $96,215   $84,583   $117,911   $363,743
  Gross margin.................................   14,388    22,893    21,438     32,692     91,411
  Net income...................................  $ 2,289   $ 2,544   $ 1,830   $  5,526   $ 12,189
                                                 =======   =======   =======   ========   ========
  Net income per common share -- basic and
     diluted...................................  $  0.17   $  0.18   $  0.13   $   0.40   $   0.88
                                                 =======   =======   =======   ========   ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners
Grand Coto Estates, L.P.

     We have audited the accompanying balance sheet of Grand Coto Estates, L.P., a California limited partnership (the "Partnership"), as of December 31, 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Coto Estates, L.P. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Irvine, California
January 28, 2000

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)
Cash........................................................   $  51,213     $   236,795
Other assets................................................      48,445         106,880
                                                               ---------     -----------
                                                               $  99,658     $   343,675
                                                               =========     ===========

                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Accounts payable and accrued liabilities (Note 2)...........   $  55,160     $ 1,297,177
Due to general partner (Note 4).............................     836,207         176,493
                                                               ---------     -----------
                                                                 891,367       1,473,670
Commitments and contingencies (Note 5)
Partners' capital (deficit).................................    (791,709)     (1,129,995)
                                                               ---------     -----------
                                                               $  99,658     $   343,675
                                                               =========     ===========

                See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          2000           1999           1998
                                                       -----------    -----------    -----------
                                                       (UNAUDITED)
Sales................................................   $   2,991     $37,557,500    $23,172,946
Cost of sales........................................    (259,449)     28,116,357     16,659,863
                                                        ---------     -----------    -----------
Gross profit.........................................     262,440       9,441,143      6,513,083
Other expenses (income)
  Selling and marketing..............................       4,800       2,650,480      1,572,850
  Other income.......................................          --         (18,032)       (35,473)
                                                        ---------     -----------    -----------
Net income...........................................   $ 257,640     $ 6,808,695    $ 4,975,706
                                                        =========     ===========    ===========

                See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       IHP
                                                    INVESTMENT     CAPITAL PACIFIC
                                                   FUND I, L.P.     HOLDINGS, LLC        TOTAL
                                                   ------------    ---------------    ------------
BALANCE -- DECEMBER 31, 1997.....................  $ 14,760,274     $    814,964      $ 15,575,238
Contributions from partner.......................    18,395,326               --        18,395,326
Distributions to partners........................   (20,832,471)      (1,307,681)      (22,140,152)
Net income.......................................     3,027,853        1,947,853         4,975,706
                                                   ------------     ------------      ------------
BALANCE -- DECEMBER 31, 1998.....................    15,350,982        1,455,136        16,806,118
Contributions from partners......................     7,688,262        2,801,787        10,490,049
Distributions to partners........................   (27,318,352)      (7,916,505)      (35,234,857)
Net income.......................................     3,686,647        3,122,048         6,808,695
                                                   ------------     ------------      ------------
BALANCE -- DECEMBER 31, 1999.....................      (592,461)        (537,534)       (1,129,995)
Contributions from partners......................        67,602           67,602           135,204
Distributions to partners........................            --          (54,558)          (54,558)
Net income.......................................       128,820          128,820           257,640
                                                   ------------     ------------      ------------
BALANCE -- DECEMBER 31, 2000 (UNAUDITED).........  $   (396,039)    $   (395,670)     $   (791,709)
                                                   ============     ============      ============

                See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       2000            1999            1998
                                                    -----------    ------------    ------------
                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................  $   257,640    $  6,808,695    $  4,975,706
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
  Cost of sales...................................           --      28,116,357      16,659,863
  Changes in operating assets and liabilities
     Additions to real estate inventories.........           --      (7,951,363)    (19,413,753)
     Due from general partner.....................           --          56,467         (56,467)
     Other assets.................................       58,435         (33,386)         42,504
     Accounts payable and accrued liabilities.....   (1,242,017)     (2,651,401)      2,759,099
     Due to general partner.......................      659,714         176,493        (214,166)
                                                    -----------    ------------    ------------
          Net cash provided by (used in) operating
            activities............................     (266,228)     24,521,862       4,752,786
                                                    -----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable...............           --              --        (575,206)
Capital contributions from partner................      135,204      10,490,049      18,395,326
Capital distributions to partners.................      (54,558)    (35,234,857)    (22,140,152)
                                                    -----------    ------------    ------------
          Net cash (used in) provided by financing
            activities............................       80,646     (24,744,808)     (4,320,032)
                                                    -----------    ------------    ------------
Net (decrease) increase in cash...................     (185,582)       (222,946)        432,754
Cash -- beginning of year.........................      236,795         459,741          26,987
                                                    -----------    ------------    ------------
Cash -- end of year...............................  $    51,213    $    236,795    $    459,741
                                                    ===========    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest during the year............  $        --    $         --    $     28,875
                                                    ===========    ============    ============

                See accompanying notes to financial statements.

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

     The Partnership complies with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires the Partnership to review the Project whenever events or changes in circumstances indicate that the cost basis of such assets may not be recoverable. If the cost basis of the Project is greater than the projected future net cash flows from the Project, an impairment loss is recognized. Impairment losses are calculated as the difference between the Project's cost basis and its estimated fair value,

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

net of disposal costs on completed units, if any. No impairment losses were recorded in December 31, 1999 and 1998, Accordingly, the Project was carried at its historical cost basis. The Partnership sold all of its remaining homes in 1999, therefore, there is no inventory balance as of December 31, 1999.

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

 3. NOTE PAYABLE

     The Partnership had a noninterest-bearing note payable issued to the seller in connection with the acquisition of the land on which the Project is being developed. The note payable was secured by real estate inventories and was paid off in May 1998. Imputed interest of $19,252 was capitalized to real estate inventories during the year ended December 31, 1998.

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

     The following fees were paid to the partners and capitalized to the Project during the years ended December 31, 1999 and 1998:

                                                           1999        1998
                                                         --------    --------
Commitment fees paid to IHP............................  $     --    $131,600
Builder overhead fees paid to CPH......................   218,920     717,540
                                                         --------    --------
                                                         $218,920    $849,140
                                                         ========    ========

                            GRAND COTO ESTATES, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners
M.P.E. Partners, L.P.

     We have audited the accompanying balance sheet of M.P.E. Partners, L.P., a California limited partnership (the "Partnership"), as of December 31, 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.P.E. Partners, L.P. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Irvine, California
January 28, 2000

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                 2000           1999
                                                              -----------    ----------
                                                              (UNAUDITED)
Cash........................................................  $  323,102     $  529,158
Receivables and other assets................................          --          2,846
                                                              ----------     ----------
                                                              $  323,102     $  532,004
                                                              ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Accounts payable and accrued liabilities....................  $  542,621     $  823,388
Due to partners (Note 3)....................................     471,683        455,935
                                                              ----------     ----------
                                                               1,014,304      1,279,323
Commitments and contingencies (Note 4)
Partners' capital (deficit).................................    (691,202)      (747,319)
                                                              ----------     ----------
                                                              $  323,102     $  532,004
                                                              ==========     ==========

                See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          2000           1999           1998
                                                       -----------    -----------    -----------
                                                       (UNAUDITED)
Sales................................................    $    --      $24,345,000    $32,056,400
Cost of sales........................................         --       19,039,542     25,739,557
                                                         -------      -----------    -----------
Gross profit.........................................         --        5,305,458      6,316,843
Other expenses
  Selling and marketing (Note 3).....................      1,600        2,701,810      2,100,750
  Other expense......................................         --           17,045          6,170
                                                         -------      -----------    -----------
Net income (loss)....................................    $(1,600)     $ 2,586,603    $ 4,209,923
                                                         =======      ===========    ===========

                See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       IHP
                                                    INVESTMENT     CAPITAL PACIFIC
                                                   FUND I, L.P.     HOLDINGS, LLC        TOTAL
                                                   ------------    ---------------    ------------
BALANCE -- DECEMBER 31, 1997.....................  $ 20,405,433      $ 2,506,554      $ 22,911,987
Contributions from partner.......................    18,799,859               --        18,799,859
Distributions to partners........................   (29,918,842)      (2,176,899)      (32,095,741)
Net income.......................................     2,621,826        1,588,097         4,209,923
                                                   ------------      -----------      ------------
BALANCE -- DECEMBER 31, 1998.....................    11,908,276        1,917,752        13,826,028
Contributions from partner.......................     6,149,660               --         6,149,660
Distributions to partners........................   (21,609,165)      (1,700,445)      (23,309,610)
Net income.......................................     1,677,956          908,647         2,586,603
                                                   ------------      -----------      ------------
BALANCE -- DECEMBER 31, 1999.....................    (1,873,273)       1,125,954          (747,319)
Contributions from partner.......................        57,717               --            57,717
Distributions to partners........................            --               --                --
Net income.......................................        (1,494)            (106)           (1,600)
                                                   ------------      -----------      ------------
BALANCE -- DECEMBER 31, 2000 (UNAUDITED).........  $ (1,817,050)     $ 1,125,848      $   (691,202)
                                                   ============      ===========      ============

                See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        2000            1999            1998
                                                     -----------    ------------    ------------
                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..................................   $  (1,600)    $  2,586,603    $  4,209,923
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
  Cost of sales....................................          --       19,039,542      25,739,557
  Changes in operating assets and liabilities
     Receivables and other assets..................       2,846          275,698       1,604,686
     Additions to real estate inventories..........          --       (2,937,194)    (19,091,151)
     Accounts payable and accrued liabilities......    (280,767)      (2,042,853)      2,349,522
     Due to partners...............................      15,748          346,797      (1,118,257)
                                                      ---------     ------------    ------------
          Net cash provided by (used in) operating
            activities.............................    (263,773)      17,268,593      13,694,280
                                                      ---------     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from partners................      57,717        6,149,660      18,799,859
Capital distributions to partners..................          --      (23,309,610)    (32,095,741)
                                                      ---------     ------------    ------------
Net cash (used in) provided by financing
  activities.......................................      57,717      (17,159,950)    (13,295,882)
                                                      ---------     ------------    ------------
Net increase (decrease) in cash....................    (206,056)         108,643         398,398
Cash -- beginning of period........................     529,158          420,515          22,117
                                                      ---------     ------------    ------------
Cash -- end of period..............................   $ 323,102     $    529,158    $    420,515
                                                      =========     ============    ============

                See accompanying notes to financial statements.

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

  Use of Estimates

     The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1999 and 1998, and revenues and expenses for the years ended December 31, 1999 and 1998. Actual results could materially differ from those estimates in the near term.

  Real Estate Inventories

     Real estate inventories include direct and indirect land costs, offsite costs and onsite improvement costs, project commitment fees and builder overhead fees which are capitalized to the Project. Selling and marketing costs are expensed as incurred.

     The Partnership complies with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires the Partnership to review the Project whenever events or changes in circumstances indicate that the cost basis of the Project may not be recoverable. If the cost basis of the Project

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

is greater than the projected future net cash flows from the Project, an impairment loss is recognized. Impairment losses are calculated as the difference between the Project's cost basis and its estimated fair value, net of disposal costs on completed units, if any. No impairment losses were recorded in 1999 and 1998. Accordingly, the Project was carried at its historical cost basis. The Partnership sold all of its remaining homes in 1999, therefore, there is no inventory balance at December 31, 1999.

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

                             M.P.E. PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     The following fees were paid to the partners and capitalized to the Project during the years ended December 31, 1999 and 1998:

                                                         1999         1998
                                                       --------    ----------
Commitment fees paid to IHP..........................  $     --    $  270,609
Builder overhead fees paid to CPH....................   267,913       847,128
                                                       --------    ----------
                                                       $267,913    $1,117,737
                                                       ========    ==========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission no later than June 28, 2001 (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

          1. FINANCIAL STATEMENTS. The following Financial Statements, together with the Notes thereto and Reports of Independent Public Accountants thereon, are included in Part II, Item 8 of this report.

     CAPITAL PACIFIC HOLDINGS, INC.
     Report of Independent Public Accountants
     Consolidated Balance Sheets as of February 29, 2000 and February 28, 2001 Consolidated Statements of Income for the years ended February 28, 1999, February 29, 2000 and
       February 28, 2001
     Consolidated Statements of Stockholders' Equity for the years ended February 28, 1999, February 29,
       2000 and February 28, 2001
     Consolidated Statements of Cash Flows for the years ended February 28, 1999, February 29, 2000 and
       February 28, 2001
     Notes to Consolidated Financial Statements

     GRAND COTO ESTATES, L.P.
     Report of Independent Public Accountants
     Balance Sheets as of December 31, 2000 and 1999
     Statements of Operations for the years ended December 31, 2000, 1999 and
     1998
     Statements of Partners' Capital (Deficit) for the years ended December 31, 2000, 1999 and 1998
     Statements of Cash Flows for the years ended December 31, 2000, 1999 and
     1998
     Notes to Financial Statements

     M.P.E. PARTNERS, L.P.
     Report of Independent Public Accountants
     Balance Sheets as of December 31, 2000 and 1999
     Statements of Operations for the years ended December 31, 2000, 1999, and 1998
     Statements of Partners' Capital (Deficit) for the years ended December 31, 2000, 1999 and 1998
     Statements of Cash Flows for the years ended December 31, 2000, 1999 and
     1998
     Notes to Financial Statements

          2. EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1     Second Restated Certificate of Incorporation of the
              Registrant, as Amended. (Incorporated by reference to
              Exhibit 3.3 of the Registrant's Annual Report on Form 10-K
              for the fiscal year ended February 28, 1998).
      3.2     Second Amended and Restated Bylaws of the Registrant.
              (Incorporated by reference to Exhibit 3.4 of the
              Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
      4.1     See the Articles of Incorporation and Bylaws of the
              Registrant (Exhibits 3.1 - 3.2) and the Indenture and
              related agreements (Exhibits 10.1 - 10.6).
     10.1     Indenture agreement by and between Capital Pacific Holdings,
              Inc., as Issuer; Durable Homes, Inc., J.M. Peters Nevada,
              Inc., and Peters Ranchland, Inc., as Guarantors, and United
              States Trust Company of New York, as Trustee, dated as of
              May 13, 1994. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 filed on May 27, 1994, SEC File
              No. 001-09911).
     10.2     Warrant Agreement by and between Capital Pacific Holdings,
              Inc., and United States Trust Company of New York, Warrant
              Agent, dated as of May 13, 1994. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form
              10-K for the fiscal year ended February 28, 1994 filed on
              May 27, 1994, SEC File No. 001-09911).
     10.3     Warrant Registration Rights Agreement by and between Capital
              Pacific Holdings, Inc., and Morgan Stanley & Co.
              Incorporated dated as of May 13, 1994. (Incorporated by
              reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
              filed on May 27, 1994, SEC File No. 001-09911).
     10.4     Notes Registration Rights Agreement by and between Capital
              Pacific Holdings, Inc., and Morgan Stanley & Co.
              Incorporated dated as of May 13, 1994. (Incorporated by
              reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
              filed on May 27, 1994, SEC File No. 001-09911).
     10.5     Second Supplemental Indenture dated as of September 10, 1997 to the Indenture agreement dated as of May 13, 1998.
              (Incorporated by reference to Exhibit 10.5 of the
              Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
     10.6     Third Supplemental Indenture, dated as of October 1, 1997 to the Indenture agreement dated as of May 13, 1994, as
              amended. (Incorporated by reference to Exhibit 10.6 of the
              Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
     10.7     Capital Pacific Holdings, Inc. Stock Incentive Agreement
              (Non-Qualified). (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the
              fiscal year ended February 28, 1999).
     21.1     Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form
              10-K for the fiscal year ended February 28, 1999).
     23.1     Consent of Ernst & Young LLP.
     23.2     Consent of Arthur Andersen LLP.
     99.1     Amended and Restated Limited Liability Company Agreement
              (Incorporated by reference to Exhibit 99.1 of the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997).
     99.2     Registration Rights Agreement (Incorporated by reference to
              Exhibit 99.3 of the Registrant's Quarterly Report on Form
              10-Q for the quarter ended August 31, 1997).
     99.3     Interest Exchange Agreement dated as of February 15, 2001.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended February 29, 2000. A report on Form 8-K was filed on March 9, 2001, regarding the Interest Exchange Agreement between the Registrant and California Housing Finance, L.P.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Newport Beach, State of California, on May 29, 2001.

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

Date: May 29, 2001

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

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----
               /s/ HADI MAKARECHIAN                        Chairman of the Board,         May 29, 2001
---------------------------------------------------      Chief Executive Officer and
                 Hadi Makarechian                                 President

            /s/ STEVEN O. SPELMAN, JR.                     Chief Financial Officer        May 29, 2001
---------------------------------------------------        and Corporate Secretary
              Steven O. Spelman, Jr.

              /s/ KARLHEINZ M. KAISER                             Director                May 29, 2001
---------------------------------------------------
                Karlheinz M. Kaiser

                /s/ ALLAN L. ACREE                                Director                May 29, 2001
---------------------------------------------------
                  Allan L. Acree

              /s/ WILLIAM J. HADAWAY                              Director                May 29, 2001
---------------------------------------------------
                William J. Hadaway

                                 EXHIBIT INDEX

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
NUMBER                            DESCRIPTION                             NUMBER
-------                           -----------                           ----------
  3.1     Second Restated Certificate of Incorporation of the
          Registrant, as Amended. (Incorporated by reference to
          Exhibit 3.3 of the Registrant's Annual Report on Form 10-K
          for the fiscal year ended February 28, 1998)................
  3.2     Second Amended and Restated Bylaws of the Registrant.
          (Incorporated by reference to Exhibit 3.4 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998)....................................
  4.1     See the Articles of Incorporation and Bylaws of the
          Registrant (Exhibits 3.1 - 3.2) and the Indenture and
          related agreements (Exhibits 10.1 - 10.6)...................
 10.1     Indenture agreement by and between Capital Pacific Holdings,
          Inc., as Issuer; Durable Homes, Inc., J.M. Peters Nevada,
          Inc., and Peters Ranchland, Inc., as Guarantors, and United
          States Trust Company of New York, as Trustee, dated as of
          May 13, 1994. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 filed on May 27, 1994, SEC File
          No. 001-09911)..............................................
 10.2     Warrant Agreement by and between Capital Pacific Holdings,
          Inc., and United States Trust Company of New York, Warrant
          Agent, dated as of May 13, 1994. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form
          10-K for the fiscal year ended February 28, 1994 filed on
          May 27, 1994, SEC File No. 001-09911).......................
 10.3     Warrant Registration Rights Agreement by and between Capital
          Pacific Holdings, Inc., and Morgan Stanley & Co.
          Incorporated dated as of May 13, 1994. (Incorporated by
          reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
          filed on May 27, 1994, SEC File No. 001-09911)..............
 10.4     Notes Registration Rights Agreement by and between Capital
          Pacific Holdings, Inc., and Morgan Stanley & Co.
          Incorporated dated as of May 13, 1994. (Incorporated by
          reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994
          filed on May 27, 1994, SEC File No. 001-09911)..............
 10.5     Second Supplemental Indenture dated as of September 10, 1997 to the Indenture agreement dated as of May 13, 1998.
          (Incorporated by reference to Exhibit 10.5 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998)....................................
 10.6     Third Supplemental Indenture, dated as of October 1, 1997 to the Indenture agreement dated as of May 13, 1994, as
          amended. (Incorporated by reference to Exhibit 10.6 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998)....................................
 10.7     Capital Pacific Holdings, Inc. Stock Incentive Agreement
          (Non-Qualified). (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended February 28, 1999)........................
 21.1     Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form
          10-K for the fiscal year ended February 28, 1999)...........
 23.1     Consent of Ernst & Young LLP................................
 23.2     Consent of Arthur Andersen LLP..............................
 99.1     Amended and Restated Limited Liability Company Agreement
          (Incorporated by reference to Exhibit 99.1 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997)......................................

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
NUMBER                            DESCRIPTION                             NUMBER
-------                           -----------                           ----------
 99.2     Registration Rights Agreement (Incorporated by reference to
          Exhibit 99.3 of the Registrant's Quarterly Report on Form
          10-Q for the quarter ended August 31, 1997).................
 99.3     Interest Exchange Agreement dated as of February 15,
          2001........................................................