Form 10-Q
period 2001-05-31
CAPITAL PACIFIC HOLDINGS INC
filed 2001-07-16
CIK 813945

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-09911

                            ------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-2956559
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS AND TITLE OF                          SHARES OUTSTANDING AS OF
                CAPITAL STOCK                                  JUNE 30, 2001
              ------------------                          ------------------------
         Common Stock, $.10 Par Value                            14,932,111

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    1
         Consolidated Balance Sheets -- May 31, 2001 and February 28,
           2001......................................................    1
         Consolidated Statements of Income for the Three Months Ended
           May 31, 2001
           and 2000..................................................    2
         Consolidated Statements of Cash Flows for the Three Months
           Ended May 31, 2001
           and 2000..................................................    3
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial
           Condition.................................................    8
                       PART II -- OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   12

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               MAY 31,    FEBRUARY 28,
                                                                2001          2001
                                                              ---------   ------------
                                                                    (UNAUDITED)
Cash and cash equivalents...................................  $   6,494    $   7,552
Restricted cash.............................................        757          781
Accounts and notes receivable...............................     12,297       25,082
Real estate projects........................................    262,599      259,873
Property, plant and equipment...............................         --           --
Investment in and advances to unconsolidated joint
  ventures..................................................      3,824        5,273
Prepaid expenses and other assets...........................     11,129       10,851
                                                              ---------    ---------
          Total assets......................................  $ 297,100    $ 309,412
                                                              =========    =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................  $  41,779    $  43,150
Notes payable...............................................    100,848      110,223
Senior unsecured notes payable..............................     55,592       55,592
                                                              ---------    ---------
          Total liabilities.................................    198,219      208,965
                                                              ---------    ---------
Negative goodwill...........................................      9,821        9,924
                                                              ---------    ---------
Minority interest...........................................         --        7,743
                                                              ---------    ---------
Stockholders' equity:
  Common stock, par value $.10 per share, 30,000,000 shares
     authorized; 16,230,000 and 14,995,000 shares issued;
     14,932,111 and 13,767,311 shares outstanding,
     respectively...........................................      1,623        1,500
  Additional paid-in capital................................    216,853      211,888
  Accumulated deficit.......................................   (125,624)    (127,054)
  Treasury stock............................................     (3,792)      (3,554)
                                                              ---------    ---------
          Total stockholders' equity........................     89,060       82,780
                                                              ---------    ---------
          Total liabilities and stockholders' equity........  $ 297,100    $ 309,412
                                                              =========    =========



                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MAY 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Sales of homes and land.....................................  $77,494    $65,034
Cost of sales...............................................   57,882     50,560
                                                              -------    -------
  Gross margin..............................................   19,612     14,474
Income from unconsolidated joint ventures...................        4         11
Selling, general and administrative expenses................   (9,963)    (7,743)
Interest expense............................................   (7,668)    (4,783)
Interest and other income, net..............................      619        445
                                                              -------    -------
     Income from operations.................................    2,604      2,404
Minority interest...........................................     (159)      (724)
                                                              -------    -------
     Income before income taxes and extraordinary item......    2,445      1,680
Provision for income taxes..................................    1,015        336
                                                              -------    -------
     Income before extraordinary item.......................    1,430      1,344
Extraordinary gain for debt retired at less than face value,
  net of minority interest and taxes........................       --        945
                                                              -------    -------
       Net income...........................................  $ 1,430    $ 2,289
                                                              =======    =======
Net income per share -- basic and diluted:
  Income per share before extraordinary item................  $  0.10    $  0.10
  Extraordinary gain for debt retired at less than face
     value, net of minority interest and taxes..............       --       0.07
                                                              -------    -------
  Net income per share......................................  $  0.10    $  0.17
                                                              =======    =======
  Weighted average number of common shares -- basic.........   13,735     13,787
                                                              =======    =======
  Weighted average number of common shares -- diluted.......   13,917     13,884
                                                              =======    =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MAY 31,
                                                              --------------------
                                                               2001        2000
                                                              -------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $1,430     $  2,289
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Gain on retirement of senior unsecured notes payable......      --         (945)
  Depreciation and amortization.............................      12          366
  Accretion of negative goodwill............................    (496)          --
  Change in restricted cash.................................      24          384
  Increase in real estate projects..........................  (2,726)        (238)
  (Increase) decrease in receivables, prepaid expenses and
     other assets...........................................  12,507        3,870
  (Increase) decrease in accounts payable and accrued
     liabilities............................................  (3,432)     (10,896)
  Minority interest.........................................     159          724
                                                              ------     --------
          Net cash provided by (used in) operating
           activities.......................................   7,478       (4,446)
                                                              ------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................    (372)        (303)
  Distributions to minority interest........................      --          (32)
  Decrease (increase) in investment in and advances to
     unconsolidated joint ventures..........................   1,449         (781)
                                                              ------     --------
          Net cash provided by (used in) investing
           activities.......................................   1,077       (1,116)
                                                              ------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on notes payable, net...............  (9,375)       8,482
  Retirement of senior unsecured notes payable..............      --      (15,676)
  Repurchase of common stock................................    (238)        (120)
                                                              ------     --------
          Net cash provided by (used in) financing
           activities.......................................  (9,613)      (7,314)
                                                              ------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................  (1,058)     (12,876)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   7,552       19,389
                                                              ------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $6,494     $  6,513
                                                              ======     ========

NON-CASH ACTIVITIES:

     During the three month period ended May 31, 2001, the Company issued 1,235,000 shares of non-voting common stock to CHF in return for CHF's remaining 7% interest in CPH LLC in connection with the Exchange Transaction described in
Note 3 to the financial statements. Below is a summary of amounts recorded as a result of this transaction:

Minority interest acquired..................................    $ 7,902
Issuance of non-voting common stock.........................     (5,088)
Deferred income taxes and accrued expenses recorded.........     (2,061)
Adjustment of remaining property and equipment to zero......       (360)
Negative goodwill recorded..................................       (393)
                                                                -------
                                                                $    --
                                                                =======

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 2001, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended May 31, 2001, are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. The consolidated financial statements include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC"). All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Effective February 23, 2001, the Company and CHF consummated an interest exchange transaction (the "Exchange Transaction"), whereby the Company exchanged its interests in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated, (the "Divested Joint Ventures") for approximately 78% of CHF's interest in CPH LLC and all of CHF's interests in certain residential joint ventures. At February 28, 2001, and during the three month period ended May 31, 2001, the Company had a 93% interest in CPH LLC and CHF held a 7% minority interest. The Company and CHF both had an option to convert CHF's remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of the Company for the period extending from 90 to 180 days following the closing of the Exchange Transaction. This option was exercised by the Company on May 31, 2001, thus, as of this date, the Company owned 100% of CPH LLC. In addition, Capital Pacific Homes, Inc., a subsidiary of the Company, has entered or expects to enter into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components, (the "Managed Projects"), whereby the Company is compensated for performing such services through a management fee arrangement.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     The Exchange Transaction has been accounted for as the simultaneous acquisition of CHF's minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company's interest in the Divested Joint Ventures. As a result, no gain has been recognized, the remaining balance of the Company's property and equipment was adjusted to zero at February 28, 2001, and again at May 31, 2001, and the balance of the transaction was recorded as negative goodwill. Negative goodwill is being accreted over five years, which accretion is included in selling, general and administrative expenses.

     Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $465 million at May 31, 2001 in 52 residential properties. At May 31, 2001, CPH LLC had $240 million in assets and a net worth of $109 million. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member and under management agreements. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects, pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify the Company against liabilities arising from the projects owned by such entities.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities in which the Company has an equity ownership interest. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 6 unconsolidated entities at May 31, 2001. The Company's net investment in and advances to unconsolidated entities are as follows at May 31, 2001 and February 28, 2001 (in thousands):

                                                          MAY 31,    FEBRUARY 28,
                                                           2001          2001
                                                          -------    ------------
Unconsolidated Joint Ventures:
  JMP Canyon Estates, L.P...............................  $  161        $  162
  JMP Harbor View, L.P..................................     611           609
  Grand Coto Estates, L.P...............................     344           231
  M.P.E. Partners, L.P..................................     982           983
  LB/L -- CPH Providence, LLC...........................     785           715
  LB/L -- CPH Longmont, LLC.............................     896         1,087
                                                          ------        ------
                                                           3,779         3,787
                                                          ------        ------
Divested Joint Ventures.................................      45         1,486
                                                          ------        ------
                                                          $3,824        $5,273
                                                          ======        ======

     The Company's ownership interest in the unconsolidated joint ventures varies. Generally, the Company receives a portion of any earnings, although a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to terms in each venture's agreement. In the case of Divested Joint Ventures which are also Managed Projects, the Company or its subsidiaries manage the development of the project under a management contract. The Company's carrying amount in each of the unconsolidated joint ventures (and the Divested Joint Ventures prior to the Exchange Transaction) equals the underlying equity in the joint venture, and there are generally no significant amounts of undistributed earnings. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company uses the equity method of accounting for its investments in the unconsolidated 50 percent or less owned entities. The accounting policies of the entities are substantially the same as those of the Company.

     Following is summarized, combined financial information for the unconsolidated entities at May 31, 2001 and February 28, 2001 and for the three month periods ended May 31, 2001 and May 31, 2000 (in thousands). The balance sheet information at both dates and the income statement information for the period ended May 31, 2001 does not include the Divested Joint Ventures, but the income statement information for the period ended May 31, 2000 does reflect the results of the Divested Joint Ventures because the Company held an ownership interest in those entities during that period:

                                     ASSETS

                                                         MAY 31,    FEBRUARY 28,
                                                          2001          2001
                                                         -------    ------------
Cash...................................................  $   321      $   512
Real estate projects...................................   15,234       14,620
Other assets...........................................      622          611
                                                         -------      -------
                                                         $16,177      $15,743
                                                         =======      =======

                             LIABILITIES AND EQUITY

                                                         MAY 31,    FEBRUARY 28,
                                                          2001          2001
                                                         -------    ------------
Accounts payable and other liabilities.................  $ 4,068      $ 4,167
Notes payable..........................................    2,286        1,878
                                                         -------      -------
                                                           6,354        6,045
                                                         -------      -------
Equity.................................................    9,823        9,698
                                                         -------      -------
                                                         $16,177      $15,743
                                                         =======      =======

                                INCOME STATEMENT

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                         MAY 31,      MAY 31,
                                                          2001          2000
                                                         -------    ------------
Sales of homes and land................................  $ 1,109      $20,095
Interest and other income, net.........................        3        2,835
                                                         -------      -------
                                                           1,112       22,930
Costs and expenses.....................................    1,049       21,786
                                                         -------      -------
Net income.............................................  $    63      $ 1,144
                                                         =======      =======

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

5. NOTES PAYABLE

     Notes payable at May 31, 2001 and February 28, 2001, are summarized as follows (in thousands):

                                                        MAY 31,     FEBRUARY 28,
                                                          2001          2001
                                                        --------    ------------
Notes payable to banks, including interest varying
  from LIBOR plus two percent to thirteen percent,
  maturing between July 31, 2001 and February 3, 2003,
  secured by certain real estate projects on a
  non-recourse basis..................................  $ 83,928      $ 88,272
Notes payable to banks, including interest at prime
  with the terms of the commitment reducing commencing
  August 1, 2001, secured by certain real estate
  projects on a recourse basis........................    14,269        16,158
Other.................................................     2,651         5,793
                                                        --------      --------
                                                        $100,848      $110,223
                                                        ========      ========

6. NET INCOME PER COMMON SHARE

     The Company follows SFAS No. 128. This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The table below reconciles the components of the basic net income per share calculation to diluted net income per share (in thousands, except per share data):

                                                   THREE MONTHS ENDED
                                 ------------------------------------------------------
                                       MAY 31, 2001                 MAY 31, 2000
                                 -------------------------    -------------------------
                                 INCOME    SHARES     EPS     INCOME    SHARES     EPS
                                 ------    ------    -----    ------    ------    -----
Basic net income per share:
  Income available to common
     stockholders before
     extraordinary item........  $1,430    13,735    $0.10    $1,344    13,787    $0.10
Effect of dilutive securities:
  Warrants.....................      --         8       --        --        --       --
  Stock options................      --       174       --        --        97       --
                                 ------    ------    -----    ------    ------    -----
Diluted net income per share
  before extraordinary item....  $1,430    13,917    $0.10    $1,344    13,884    $0.10
                                 ======    ======    =====    ======    ======    =====

7. COMMON STOCK REPURCHASE PROGRAM

     The Company has announced a stock repurchase program whereby up to 1,000,000 shares of the Company's outstanding common stock may be repurchased by CPH LLC. As of May 31, 2001, 608,400 shares have been repurchased under this program. In addition, the Company has repurchased 244,363 of the warrants originally issued in connection with the issuance of the Senior Notes.

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

     The following table illustrates the actual and pro forma results of the Company's operations for the three months ended May 31, 2001 and 2000. The pro forma results reflect the inclusion of the operating results of the Company's unconsolidated joint ventures, including the portion attributable to the Company's joint venture partners, and are used throughout this discussion for comparative purposes wherever the phrase "pro forma" is utilized.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                ----------------------------------------------------------------
                                         MAY 31, 2001                      MAY 31, 2000
                                ------------------------------    ------------------------------
                                                PRO FORMA WITH                    PRO FORMA WITH
                                CONSOLIDATED    JOINT VENTURES    CONSOLIDATED    JOINT VENTURES
                                ------------    --------------    ------------    --------------
Sales of homes and land.......    $77,494          $78,603          $65,034          $85,129
Cost of sales.................     57,882           58,830           50,560           68,700
                                  -------          -------          -------          -------
          Gross margin........    $19,612          $19,773          $14,474          $16,429
                                  =======          =======          =======          =======

OPERATING DATA

     Both of the tables shown below include data for the Divested Joint Ventures at May 31, 2000 and exclude such data as of May 31, 2001, due to the change in the Company's ownership in such entities.

     The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures:

                                                                 THREE MONTHS ENDED
                                                              ------------------------
                                                               MAY 31,       MAY 31,
                                                                 2001          2000
                                                              ----------    ----------
New homes delivered:
  California................................................          24             4
  Texas.....................................................          87           127
  Nevada....................................................          46            63
  Arizona...................................................          48            64
  Colorado..................................................          44            50
                                                              ----------    ----------
     Subtotal...............................................         249           308
  Unconsolidated Joint Ventures (California)................           4            18
                                                              ----------    ----------
          Total homes delivered.............................         253           326
Lot deliveries..............................................          11            29
                                                              ----------    ----------
          Total homes and lots delivered....................         264           355
                                                              ==========    ==========
Net new orders..............................................         209           375
                                                              ==========    ==========
Average home sales price:
  California................................................  $1,061,000    $1,309,000
  Texas.....................................................     244,000       182,000
  Nevada....................................................     203,000       200,000
  Arizona...................................................     153,000       147,000
  Colorado..................................................     224,000       190,000
  Combined..................................................  $  306,000    $  256,000

     The following table shows backlog in units and dollars at May 31, 2001 and 2000 for each of the Company's operations, including unconsolidated joint ventures:

                                                             ENDING BACKLOG
                                                 --------------------------------------
                                                   MAY 31, 2001         MAY 31, 2000
                                                 -----------------    -----------------
                                                 UNITS    ($000S)     UNITS    ($000S)
                                                 -----    --------    -----    --------
California.....................................    71     $ 62,499      74     $118,800
Texas..........................................   234       60,094     280       61,300
Nevada.........................................    23        6,924      85       17,400
Arizona........................................    48        7,319      85       14,100
Colorado.......................................    63        9,684     123       23,700
                                                  ---     --------     ---     --------
          Total................................   439     $146,520     647     $235,300
                                                  ===     ========     ===     ========

FIRST THREE MONTHS OF FISCAL 2002 (ENDED MAY 31, 2001) COMPARED TO FIRST THREE MONTHS OF FISCAL 2001 (ENDED MAY 31, 2000)

     The Company reported net income of $1.4 million or $0.10 per share, in the first quarter of fiscal 2002, as compared to net income of $2.3 million or $0.17 per share, in the first quarter of fiscal 2001. Income for the quarter ended May 31, 2000 included an extraordinary gain of $945,000, or $0.07 per share, as a result of the retirement of debt at less than face value. Excluding the extraordinary gain, operating net income increased from $1.3 million in the first quarter of fiscal 2001 to $1.4 million in the corresponding quarter of fiscal 2002.

     On a consolidated basis, sales of homes and land increased to $77.5 million from $65.0 million for the respective quarters. This increase is due to an increase in Company's average sales price per home to $306,000 in the first quarter of fiscal 2002 (which, in turn, is due primarily to a higher number of home closings in the California market) from $256,000 in the first quarter of fiscal 2001, offset by a decrease in total home closings. Sales of homes and land including unconsolidated joint ventures were $78.6 million for the first quarter of fiscal 2002 compared to $85.1 million for the first quarter of fiscal 2001. Total home closings decreased from 326 in the first quarter of fiscal 2001 to 253 in the first quarter of fiscal 2002, including 18 and 4 homes, respectively, closed in unconsolidated joint ventures. The decrease in the Company's backlog is primarily due to the exclusion of backlog in the Divested Joint Ventures at May 31, 2001, as well as the reduction in backlog units in Nevada in connection with the buildout of that market and a decrease in demand in certain of the Company's other markets. In addition, the number of actively selling projects has decreased from 37 at May 31, 2001 to 24 at May 31, 2002, which affected both backlog and net new orders.

     The Company's actual gross margin on home and lot closings increased to 25.3% for the first quarter of fiscal 2002 as compared to 22.3% for the first quarter of fiscal 2001. The Company's pro forma gross margin on home and lot closings also increased to 25.2% during the first quarter of fiscal 2002 as compared to 19.3% for the first quarter of fiscal 2001. These substantial increases are due in part to stronger demand experienced in the Company's markets for homes which closed in the current year.

     As a percentage of revenue, selling, general and administrative expense increased from 11.9% for the first quarter of fiscal 2001 to 12.9% for the first quarter of fiscal 2002. Selling, general and administrative expense of $10.0 million for the first quarter of fiscal 2002 increased $2.2 million or 28.7% as compared to the first quarter of fiscal 2001, primarily due to a higher level of sales activity and certain additional compensation expense recorded in connection with the Exchange Transaction.

     Income from unconsolidated joint ventures decreased from $11,000 in the first quarter of fiscal 2001 to $4,000 in the first quarter of fiscal 2002, due to a minimal level of profit participation in the active joint ventures in both periods.

     Interest and other income increased from $445,000 in the first quarter of fiscal 2001 to $619,000 in the first quarter of fiscal 2002.

     Minority interest of $159,000 for the first quarter of fiscal 2002 and $724,000 for the first quarter of fiscal 2001 primarily represents the share of CPH LLC's income attributable to CHF. The decrease between years is due to the lower percentage ownership in CPH LLC held by CHF during fiscal 2002 as compared to fiscal 2001.

     Interest incurred was $5.1 million in the first quarter of fiscal 2002, as compared to $6.2 million in the first quarter of fiscal 2001, while interest expensed was $7.7 million during the first quarter of fiscal 2002, as compared to $4.8 million in the first quarter of fiscal 2001.

     The Company recorded a provision for income taxes of $1.0 million in the first quarter of fiscal 2002, utilizing an effective tax rate of 41.5 percent, as compared to $336,000 in the first quarter of fiscal 2001, with an effective tax rate of 20 percent. The increase in the effective tax rate was due primarily to the utilization of the remaining net operating loss carryforwards during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of May 31, 2001, the Company has in place several credit facilities totaling $255 million (the "Facilities") with various bank lenders (the "Banks"), of which $98 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC, CPH Newport Coast, LLC and CPH Yucaipa I, LLC, which are consolidated subsidiaries. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At May 31, 2001, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of May 31, 2001, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

     Homebuilding activity is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors. In addition, development work undertaken in certain of the Company's joint ventures is financed through various non-recourse lending arrangements. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes ("Senior Notes") including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC. The Senior Notes mature in May, 2002 and are callable at the option of CPH LLC at par. As of May 31, 2001, Senior Notes with a face value of $44.4 million have been repurchased by the Company.

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

MARKET RISK EXPOSURE

     The "Market Risk Exposure" paragraphs are presented to provide an update about material changes to the "Quantitative and Qualitative Disclosures about Market Risk" paragraphs included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction with those paragraphs.

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. The Company does not use interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company has previously issued $100 million in fixed-rate Senior Notes to provide longer-term financing. At May 31, 2001, $55.6 million of the Senior Notes remain outstanding.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based upon the amount of variable rate debt outstanding at the end of the first quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest incurred for the coming year of approximately $950,000.

     The Company does not believe that future market interest rate risks related to its debt obligations will have a material impact on the Company's financial position, results of operations or liquidity.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None Filed

     (b) Reports on Form 8-K

     A report on Form 8-K was filed on March 9, 2001, regarding the Interest Exchange Agreement between the Company and California Housing Finance, L.P.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2001

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

Date: July 16, 2001

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