Form 10-Q
period 2001-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 2001-10-15
CIK 813945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-09911

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS AND TITLE OF                             SHARES OUTSTANDING AS OF
             CAPITAL STOCK                                  SEPTEMBER 28, 2001
          ------------------                             ------------------------
     Common Stock, $.10 Par Value                               13,694,111
Non-Voting Common Stock, $.10 Par Value                          1,235,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
                      PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements........................................      1
         Consolidated Balance Sheets -- August 31, 2001 and February
         28, 2001....................................................      1
         Consolidated Statements of Income for the Three and Six
         Months Ended August 31, 2001 and 2000.......................      2
         Consolidated Statements of Cash Flows for the Six Months
         Ended August 31, 2001 and 2000..............................      3
         Notes to Consolidated Financial Statements..................      4
Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................     10

                        PART II -- OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................     16

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              AUGUST 31,    FEBRUARY 28,
                                                                 2001           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS

Cash and cash equivalents...................................   $   7,244     $   7,552
Restricted cash.............................................         788           781
Accounts and notes receivable...............................      13,558        25,082
Real estate projects........................................     241,351       259,873
Property and equipment......................................         250            --
Investment in and advances to unconsolidated joint
  ventures..................................................       4,918         5,273
Prepaid expenses and other assets...........................      13,141        10,851
                                                               ---------     ---------
          Total assets......................................   $ 281,250     $ 309,412
                                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................   $  31,494     $  43,150
Notes payable...............................................      94,584       110,223
Senior unsecured notes payable..............................      55,592        55,592
                                                               ---------     ---------
          Total liabilities.................................     181,670       208,965
                                                               ---------     ---------
Negative goodwill...........................................       9,305         9,924
                                                               ---------     ---------
Minority interest...........................................          --         7,743
                                                               ---------     ---------
Stockholders' equity:
  Common stock, par value $.10 per share, 60,000,000 shares
     authorized; 16,230,000 and 14,995,000 shares issued;
     14,932,111 and 13,767,311 shares outstanding,
     respectively...........................................       1,623         1,500
  Additional paid-in capital................................     216,853       211,888
  Accumulated deficit.......................................    (124,409)     (127,054)
  Treasury stock............................................      (3,792)       (3,554)
                                                               ---------     ---------
          Total stockholders' equity........................      90,275        82,780
                                                               ---------     ---------
          Total liabilities and stockholders' equity........   $ 281,250     $ 309,412
                                                               =========     =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         AUGUST 31,            AUGUST 31,
                                                     -------------------   -------------------
                                                       2001       2000       2001       2000
                                                     --------   --------   --------   --------
Sales of homes and land............................  $ 81,206   $ 96,215   $158,700   $161,249
Cost of sales......................................    61,007     73,322    118,889    123,968
                                                     --------   --------   --------   --------
  Gross margin.....................................    20,199     22,893     39,811     37,281
Loss from unconsolidated joint ventures............      (146)       (54)      (142)       (43)
Selling, general and administrative expenses.......   (10,223)   (10,885)   (20,186)   (18,542)
Interest expense...................................    (7,986)    (8,776)   (15,654)   (13,559)
Interest and other income, net.....................       331        567        950      1,012
                                                     --------   --------   --------   --------
  Income from operations...........................     2,175      3,745      4,779      6,149
Minority Interest..................................        --     (1,122)      (159)    (1,846)
                                                     --------   --------   --------   --------
  Income before income taxes and extraordinary
     item..........................................     2,175      2,623      4,620      4,303
Provision for income taxes.........................       960        524      1,975        860
                                                     --------   --------   --------   --------
  Income before extraordinary item.................     1,215      2,099      2,645      3,443
Extraordinary gain for debt retired at less than
  face value, net of minority interest and taxes...        --        445         --      1,390
                                                     --------   --------   --------   --------
     Net income....................................  $  1,215   $  2,544   $  2,645   $  4,833
                                                     ========   ========   ========   ========
Net income per share -- basic and diluted:
  Income per share before extraordinary item.......  $   0.08   $   0.15   $   0.18   $   0.25
  Extraordinary gain for debt retired at less than
     face value, net of minority interest and
     taxes.........................................        --       0.03         --       0.10
                                                     --------   --------   --------   --------
  Net income per share.............................  $   0.08   $   0.18   $   0.18   $   0.35
                                                     ========   ========   ========   ========
  Weighted average number of common
     shares -- basic...............................    14,932     13,769     14,334     13,778
                                                     ========   ========   ========   ========
  Weighted average number of common
     shares -- diluted.............................    15,267     13,834     14,586     13,853
                                                     ========   ========   ========   ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS
                                                               ENDED AUGUST 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
Net income..................................................  $  2,645   $  4,833
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Gain on retirement of senior unsecured notes payable......        --     (1,390)
  Depreciation and amortization.............................        45        747
  Accretion of negative goodwill............................    (1,012)        --
  Change in restricted cash.................................        (7)       455
  Decrease in real estate projects..........................    18,522      4,628
  Decrease (increase) in receivables, prepaid expenses and
     other assets...........................................     9,234       (471)
  Decrease in accounts payable and accrued liabilities......   (13,717)    (1,522)
  Minority interest.........................................       159      1,846
                                                              --------   --------
          Net cash provided by (used in) operating
           activities.......................................    15,869      9,126
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property and equipment, net..................      (655)      (490)
  Distributions to minority interest........................        --        (90)
  Decrease in investment in and advances to unconsolidated
     joint ventures.........................................       355        150
                                                              --------   --------
          Net cash provided by (used in) investing
           activities.......................................      (300)      (430)
                                                              --------   --------
Cash flows from financing activities:
  Borrowings (payments) on notes payable, net...............   (15,639)     5,860
  Retirement of senior unsecured notes payable..............        --    (25,622)
  Repurchase of common stock................................      (238)      (120)
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................   (15,877)   (19,882)
                                                              --------   --------
Net decrease in cash and cash equivalents...................      (308)   (11,186)
Cash and cash equivalents at beginning of period............     7,552     19,389
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  7,244   $  8,203
                                                              ========   ========

Non-Cash Activities:

During the six month period ended August 31, 2001, the Company issued 1,235,000 shares of non-voting common stock to CHF in return for CHF's remaining 7% interest in CPH LLC in connection with the Exchange Transaction described in
Note 3 to the financial statements. Below is a summary of amounts recorded as a result of this transaction:

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

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 2001, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six month periods ended August 31, 2001, are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. The consolidated financial statements include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC"). All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

2.  RECLASSIFICATIONS

     Certain items in prior period financial statements have been reclassified in order to conform with current year presentation.

3.  COMPANY ORGANIZATION AND OPERATIONS

     The Company is a regional builder and developer with operations throughout selected metropolitan areas of Southern California, Texas, Arizona, Colorado and, until recently, Nevada. The Company's principal business activities are to build and sell single-family homes. The Company's single-family homes are targeted to entry-level, move-up and luxury buyers.

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

     Effective February 23, 2001, the Company and CHF consummated an interest exchange transaction (the "Exchange Transaction"), whereby the Company exchanged its interests in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated, (the "Divested Joint Ventures") for approximately 78% of CHF's interest in CPH LLC and all of CHF's interests in certain residential joint ventures. At February 28, 2001, and during the three month period ended May 31, 2001, the Company had a 93% interest in CPH LLC and CHF held a 7% minority interest. The Company and CHF both had an option to convert CHF's remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of the Company at the equivalent of approximately $6.40 per share. This option was exercised by the Company on May 31, 2001, thus, as of this date, the Company owned 100% of CPH LLC. In addition, Capital Pacific Homes, Inc., a subsidiary of the Company, has entered or expects to enter into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components, (the "Managed Projects"), whereby the Company is compensated for performing such services through a management fee arrangement. As a result of the Exchange Transaction, the Company has no further exposure to the market or entitlement risks associated with the Managed Projects.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     The Exchange Transaction has been accounted for as the simultaneous acquisition of CHF's minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company's interest in the Divested Joint Ventures. As a result, no gain was initially recognized, the remaining balance of the Company's property and equipment was adjusted to zero at February 28, 2001, and again at May 31, 2001, and the balance of the transaction was recorded as negative goodwill. Negative goodwill in the total initial amount of $9.9 million represents the positive difference between the Company's basis in the assets acquired in the Exchange Transaction as compared to the assets which were divested. Negative goodwill is being accreted over five years, which accretion is included as a reduction in selling, general and administrative expenses. As further discussed in footnote 8 below, due to a recently promulgated change in accounting principles, approximately $8.3 million in unaccreted negative goodwill will increase net income in fiscal 2003.

     Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $461 million at August 31, 2001 in 47 residential projects. At August 31, 2001, CPH LLC, which is now 100% owned by the Company, had $236 million in assets and a net worth of $107 million. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member and under management agreements. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects, pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify the Company against liabilities arising from the projects owned by such entities.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities in which the Company has an equity ownership interest. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 10 unconsolidated entities at August 31, 2001. The Company's net investment in and advances to unconsolidated entities are as follows at August 31, 2001 and February 28, 2001 (in thousands):

                                                              AUGUST 31,   FEBRUARY 28,
                                                                 2001          2001
                                                              ----------   ------------
Unconsolidated Joint Ventures:
  JMP Canyon Estates, L.P...................................    $  113        $  162
  JMP Harbor View, L.P......................................       319           609
  Grand Coto Estates, L.P...................................       501           231
  M.P.E. Partners, L.P......................................     1,006           983
  LB/L -- CPH Providence, LLC...............................     1,098           715
  LB/L -- CPH Longmont, LLC.................................       906         1,087
  LB/L -- CPH Laguna Street, LLC............................       810            --
  Other.....................................................       134            --
                                                                ------        ------
                                                                 4,887         3,787
Divested Joint Ventures.....................................        31         1,486
                                                                ------        ------
                                                                $4,918        $5,273
                                                                ======        ======

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company's ownership interest in the unconsolidated joint ventures varies. Generally, the Company receives a portion of any earnings, although a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to terms in each venture's agreement. In the case of Divested Joint Ventures, which are also Managed Projects, the Company or its subsidiaries manage the development of the project under a management contract. The Company's carrying amount in each of the unconsolidated joint ventures (and the Divested Joint Ventures prior to the Exchange Transaction) equals the underlying equity in the joint venture, and there are generally no significant amounts of undistributed earnings. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

     The Company uses the equity method of accounting for its investments in the unconsolidated 50 percent or less owned entities. The accounting policies of the entities are substantially the same as those of the Company.

     Following is summarized, combined financial information for the unconsolidated entities at August 31, 2001 and February 28, 2001 and for the three and six month periods ended August 31, 2001 and August 31, 2000 (in thousands). The balance sheet information at both dates and the income statement information for the period ended August 31, 2001 does not include the Divested Joint Ventures, but the income statement information for the three and six month periods ended August 31, 2000 does reflect the results of the Divested Joint Ventures because the Company held an ownership interest in those entities during that period.

                                     ASSETS

                                                              AUGUST 31,   FEBRUARY 28,
                                                                 2001          2001
                                                              ----------   ------------
Cash........................................................   $   793       $   512
Real estate projects........................................    19,424        14,620
Other assets................................................       392           611
                                                               -------       -------
                                                               $20,609       $15,743
                                                               =======       =======

                             LIABILITIES AND EQUITY

                                                              AUGUST 31,   FEBRUARY 28,
                                                                 2001          2001
                                                              ----------   ------------
Accounts payable and other liabilities......................   $ 4,143       $ 4,167
Notes payable...............................................     4,361         1,878
                                                               -------       -------
                                                                 8,504         6,045
                                                               -------       -------
Equity......................................................    12,105         9,698
                                                               -------       -------
                                                               $20,609       $15,743
                                                               =======       =======

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

                                INCOME STATEMENT

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     -----------------------   -----------------------
                                                     AUGUST 31,   AUGUST 31,   AUGUST 31,   AUGUST 31,
                                                        2001         2000         2001         2000
                                                     ----------   ----------   ----------   ----------
Sales of homes and land............................    $1,859      $ 8,027       $2,968      $28,122
Interest and other income, net.....................        15        2,926           18        5,761
                                                       ------      -------       ------      -------
                                                        1,874       10,953        2,986       33,883
Costs and expenses.................................     1,654       10,314        2,703       32,100
                                                       ------      -------       ------      -------
Net income.........................................    $  220      $   639       $  283      $ 1,783
                                                       ======      =======       ======      =======

5.  NOTES PAYABLE

     Notes payable at August 31, 2001 and February 28, 2001, are summarized as follows (in thousands):

                                                              AUGUST 31,   FEBRUARY 28,
                                                                 2001          2001
                                                              ----------   ------------
Notes payable to banks, including interest varying from
  LIBOR plus two percent to LIBOR plus three and one half
  percent, maturing between December 1, 2001 and February 3,
  2003, secured by certain real estate projects on a
  non-recourse basis........................................   $78,659       $ 88,272
Notes payable to banks, including interest at prime with the terms of the commitment reducing commencing August 1,
  2001, secured by certain real estate projects on a
  recourse basis............................................    13,479         16,158
Other.......................................................     2,446          5,793
                                                               -------       --------
                                                               $94,584       $110,223
                                                               =======       ========

     Subsequent to August 31, 2001, CPH LLC entered into a senior unsecured credit facility with several participant banks. The facility has a maximum commitment of $125 million and a two year revolving term.

6.  NET INCOME PER COMMON SHARE

     Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The table below

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

reconciles the components of the basic net income per share calculation to diluted net income per share (in thousands, except per share data):

                                                             THREE MONTHS ENDED
                                              -------------------------------------------------
                                                  AUGUST 31, 2001           AUGUST 31, 2000
                                              -----------------------   -----------------------
                                              INCOME   SHARES    EPS    INCOME   SHARES    EPS
                                              ------   ------   -----   ------   ------   -----
Basic net income per share:
  Income available to common stockholders
     before extraordinary item..............  $1,215   14,932   $0.08   $2,099   13,769   $0.15
Effect of dilutive securities:
  Warrants..................................      --       95      --       --       --      --
  Stock options.............................      --      240      --       --       65      --
                                              ------   ------   -----   ------   ------   -----
Diluted net income per share before
  extraordinary item........................  $1,215   15,267   $0.08   $2,099   13,834   $0.15
                                              ======   ======   =====   ======   ======   =====

                                                              SIX MONTHS ENDED
                                              -------------------------------------------------
                                                  AUGUST 31, 2001           AUGUST 31, 2000
                                              -----------------------   -----------------------
                                              INCOME   SHARES    EPS    INCOME   SHARES    EPS
                                              ------   ------   -----   ------   ------   -----
Basic net income per share:
  Income available to common stockholders
     before extraordinary item..............  $2,645   14,334   $0.18   $3,443   13,778   $0.25
Effect of dilutive securities:
  Warrants..................................      --       49      --       --       --      --
  Stock options.............................      --      203      --       --       75      --
                                              ------   ------   -----   ------   ------   -----
Diluted net income per share before
  extraordinary item........................  $2,645   14,586   $0.18   $3,443   13,853   $0.25
                                              ======   ======   =====   ======   ======   =====

7.  COMMON STOCK REPURCHASE PROGRAM

     The Company has a stock repurchase program in place whereby up to 1,000,000 shares of the Company's outstanding common stock may be repurchased. As of August 31, 2001, 608,400 shares have been repurchased cumulatively under this program. In addition, the Company has repurchased 244,363 of the warrants originally issued in connection with the issuance of the Senior Notes.

8.  RECENT ACCOUNTING PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning March 1, 2002. Upon adoption of this standard on March 1, 2002 the Company is required to accrete the remaining balance of negative goodwill through a cumulative effect of change in accounting principle, which will increase net income in fiscal 2003 by approximately $8.3 million, or approximately $0.57 per diluted share. Other than the accretion of the remaining negative goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the Company's financial position or results of operations.

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

     The following table summarizes the results of the Company's operations for the three and six months ended August 31, 2001 and 2000.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                               AUGUST 31,     AUGUST 31,
                                                                  2001           2000
                                                              ------------   ------------
Sales of homes and land.....................................    $81,206        $96,215
Cost of sales...............................................     61,007         73,322
                                                                -------        -------
          Gross margin......................................    $20,199        $22,893
                                                                =======        =======

                                                                   SIX MONTHS ENDED
                                                              ---------------------------
                                                               AUGUST 31,     AUGUST 31,
                                                                  2001           2000
                                                              ------------   ------------
Sales of homes and land.....................................    $158,700       $161,249
Cost of sales...............................................     118,889        123,968
                                                                --------       --------
          Gross margin......................................    $ 39,811       $ 37,281
                                                                ========       ========

     In addition to the results shown above, the Company was responsible for the following activity in certain Managed Projects (including the Divested Joint Ventures) for the three and six months ended August 31, 2001 and 2000:

                        MANAGED AND DIVESTED OPERATIONS

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  ------------------------    ------------------------
                                                  AUGUST 31,    AUGUST 31,    AUGUST 31,    AUGUST 31,
                                                     2001          2000          2001          2000
                                                  ----------    ----------    ----------    ----------
Number of managed projects......................         3             3             3             3
Unit closings...................................         5             5            11            23
Revenues........................................    $8,649        $8,026       $18,642       $28,122

     Over the past year, the Company has:

     - shed its non-core commercial and resort development business to focus on homebuilding;

     - substantially reduced its leverage (debt as a proportion of capital) year over year, including by exiting the underperforming Las Vegas market; and

     - called or repurchased $100 million in 12 3/4% Senior Notes and substantially reduced its borrowing costs.

     As a result of this restructuring, which is now complete, as well as through earnings, the Company has increased stockholder's equity by $14.7 million since August 31, 2000, from $75.6 million to $90.3 million. As the financial statement effects of the restructuring are fully realized, stockholders' equity will further increase by the remaining $9.3 million in negative goodwill generated by the disposition of the Company's non-core assets.

OPERATING DATA

     The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures but excluding the Divested Joint Ventures:

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                               -----------------------   -----------------------
                                               AUGUST 31,   AUGUST 31,   AUGUST 31,   AUGUST 31,
                                                  2001         2000         2001         2000
                                               ----------   ----------   ----------   ----------
New homes delivered:
  California.................................          18           18           42           22
  Texas......................................          87          125          174          252
  Nevada.....................................          22           72           68          135
  Arizona....................................          37           51           85          115
  Colorado...................................          24           48           68           98
                                               ----------   ----------   ----------   ----------
     Subtotal................................         188          314          437          622
  Unconsolidated Joint Ventures
     (California)............................           7           --           11           --
                                               ----------   ----------   ----------   ----------
          Total homes delivered..............         195          314          448          622
Lot deliveries...............................          65          501           76          530
                                               ----------   ----------   ----------   ----------
Total homes and lots delivered...............         260          815          524        1,152
                                               ==========   ==========   ==========   ==========
Net new orders...............................         119          285          328          624
                                               ==========   ==========   ==========   ==========
Average home sales price:
  California.................................  $1,528,000   $1,150,000   $1,281,000   $1,336,000
  Texas......................................     251,000      190,000      247,000      186,000
  Nevada.....................................     304,000      217,000      235,000      209,000
  Arizona....................................     157,000      175,000      154,000      159,000
  Colorado...................................     229,000      200,000      227,000      195,000
  Combined...................................     400,000      250,000      347,000      228,000

     The following table shows backlog in units and dollars at August 31, 2001 and 2000 for each of the Company's operations, including unconsolidated joint ventures but excluding backlog of the Divested Joint Ventures:

                                                                      ENDING BACKLOG
                                                            -----------------------------------
                                                            AUGUST 31, 2001    AUGUST 31, 2000
                                                            ----------------   ----------------
                                                            UNITS   ($000s)    UNITS   ($000s)
                                                            -----   --------   -----   --------
California................................................    75    $ 53,800     58    $ 85,700
Texas.....................................................   161      43,400    265      65,000
Nevada....................................................    --          --     65      14,100
Arizona...................................................    54       8,100     99      15,500
Colorado..................................................    60      11,400    117      24,700
                                                             ---    --------    ---    --------
          Total...........................................   350    $116,700    604    $205,000
                                                             ===    ========    ===    ========

  SECOND QUARTER OF FISCAL 2002 (ENDED AUGUST 31, 2001) COMPARED TO SECOND QUARTER OF FISCAL 2001 (ENDED AUGUST 31, 2000)

     The Company reported net income of $1.2 million, or $0.08 per share, in the second quarter of fiscal 2002, as compared to net income of $2.5 million, or $0.18 per share, in the second quarter of fiscal 2001. Income for the quarter ended August 31, 2000 included an extraordinary gain of $445,000, or $0.03 per share, as a result of the retirement of debt at less than face value. Excluding the extraordinary gain, operating net income decreased from $2.1 million in the second quarter of fiscal 2001 to $1.2 million in the corresponding quarter of fiscal 2002. As further discussed below, the decrease in net income was due to a variety of factors, including the Company's decision to exit the Nevada market, a higher effective tax rate and decreased demand in certain of the Company's markets.

     On a consolidated basis, sales of homes and land decreased to $81.2 million for the second quarter of fiscal 2002 compared to $96.2 million for the second quarter of fiscal 2001. This decrease is due to a decrease in total home closings and the closing of certain land sales totaling 450 lots and $14.2 million in the year-ago quarter, partially offset by an increase in the Company's average sales price per home to $400,000 in the second quarter of fiscal 2002 (which, in turn, is due primarily to a relatively higher number of home closings in the California market) from $250,000 in the second quarter of fiscal 2001. Sales of homes and land including unconsolidated joint ventures, but excluding Divested Joint Ventures, decreased to $83.1 million from $96.2 million for the respective quarters. Total home closings decreased from 314 in the second quarter of fiscal 2001 to 195 in the second quarter of fiscal 2002, including zero and 7 homes, respectively, closed in unconsolidated joint ventures. The decrease in the Company's backlog from 604 units to 350 units between quarters is primarily due to the reduction in backlog units in Nevada in connection with the Company's exit from that market, combined with a decrease in demand in certain of the Company's other markets. In addition, the number of actively selling projects has decreased from 29 at August 31, 2000 to 22 at August 31, 2001, which affected both backlog and net new orders. The Company anticipates opening between 8 and 10 new communities over the next quarters.

     The Company's gross margin on home and lot closings increased to 24.9% for the second quarter of fiscal 2002 as compared to 23.8% for the second quarter of fiscal 2001. This increase is due in part to stronger demand experienced in certain of the Company's markets for homes which closed in the current year, combined with a shift in mix to more profitable projects.

     As a percentage of revenue, selling, general and administrative expense increased from 11.3% for the second quarter of fiscal 2001 to 12.6% for the second quarter of fiscal 2002. Selling, general and administrative expense of $10.2 million for the second quarter of fiscal 2002 decreased $662,000 or 6.1% as compared to the second quarter of fiscal 2001 due principally to a reduction in overhead associated with certain projects in which the Company is no longer active. The slightly increased percentage of such expense compared to revenue is primarily due to a lower level of sales activity.

     Loss from unconsolidated joint ventures increased from $54,000 in the second quarter of fiscal 2001 to $146,000 in the second quarter of fiscal 2002, due to a minimal level of profit participation in the active joint ventures in both periods and certain wind down costs.

     Interest and other income decreased from $567,000 in the second quarter of fiscal 2001 to $331,000 in the second quarter of fiscal 2002.

     Minority interest of $1.1 million for the second quarter of fiscal 2001 primarily represents the share of CPH LLC's income attributable to CHF. Due to the fact that CHF no longer holds an ownership interest in CPH LLC, no minority interest was recorded in the current quarter.

     Interest incurred was $3.9 million in the second quarter of fiscal 2002, as compared to $6.8 million in the second quarter of fiscal 2001, while interest expensed was $8.0 million during the second quarter of fiscal 2002, as compared to $8.8 million in the second quarter of fiscal 2001. As the Company sells out of certain older projects, it anticipates that interest expensed will be closer to its currently lower level of interest incurred.

     The Company recorded a provision for income taxes of $1.0 million in the second quarter of fiscal 2002, utilizing an effective tax rate of 44 percent, as compared to $524,000 in the second quarter of fiscal 2001, with an effective tax rate of 20 percent. The increase in the effective tax rate was due primarily to the utilization of the remaining net operating loss carryforwards during fiscal 2001.

  FIRST SIX MONTHS OF FISCAL 2002 (ENDED AUGUST 31, 2001) COMPARED TO FIRST SIX MONTHS OF FISCAL 2001 (ENDED AUGUST 31, 2000)

     The Company reported net income of $2.6 million, or $0.18 per share, for the first six months of fiscal 2002, as compared to $4.8 million, or $0.35 per share, for the six months ended August 31, 2000. Net income for the six months ended August 31, 2000 included an extraordinary gain of $1.4 million, or $0.10 per share, as a result of the retirement of debt at less than face value. Excluding the extraordinary gain, operating net income decreased from $3.4 million for the six months ended August 31, 2000 to $2.6 million for the six months ended August 31, 2001.

     On a consolidated basis, sales of homes and land decreased from $161.2 million to $158.7 million for the respective quarters. Sales of homes and land including unconsolidated joint ventures were $161.7 million for the first six months of fiscal 2002 compared to $161.2 million for the first six months of fiscal 2001. These amounts were impacted by a decrease in home closings from 622 units to 448 units between periods, an increase in average sales price per unit from $228,000 to $347,000 and the closing of certain land sales totaling 450 lots and $14.2 million in the prior year.

     The Company's gross margin increased from 23.1% for the first six months of fiscal 2001 to 25.1% for the first six months of fiscal 2002. The reason for the increase in the gross margins between periods is due in part to stronger demand in certain of the Company's markets in the current year combined with a shift in mix to more profitable projects. The Company closed a total of 11 homes in unconsolidated joint ventures in the six months ended August 31, 2001, as compared to zero homes during the first six months of fiscal 2001.

     Selling, general and administrative expense of $20.2 million for the first six months of fiscal 2002 increased $1.6 million, or 8.9% as compared to the first six months of fiscal 2001. As a percentage of revenue, selling, general and administrative expense increased from 11.5% for the first six months of fiscal 2001 to 12.7% for the first six months of fiscal 2002, primarily due to slightly lower sales volume combined with development and other activities undertaken in certain projects prior to the generation of revenues as well as certain additional expenses recorded in connection with the Exchange Transaction.

     Loss from unconsolidated joint ventures increased from $43,000 in the first six months of fiscal 2001 to $142,000 for the six months ended August 31, 2001, due to a minimal level of profit participation in the active joint ventures in both periods and certain wind down costs.

     Interest and other income was $1.0 million in the first six months of both fiscal 2001 and 2002.

     Minority interest of $159,000 for the first six months of fiscal 2002 and $1.8 million for the six months of fiscal 2001 primarily represents the share of CPH LLC's income attributable to CHF. The decrease between years is due to the lower percentage ownership in CPH LLC held by CHF during fiscal 2002 as compared to fiscal 2001, which ownership ended on May 31, 2001.

     Interest incurred for the first six months of fiscal 2002 was $9.0 million, as compared to $13.0 million for the first six months of fiscal 2001. Interest expensed was $15.7 million for the first six months of fiscal 2002 compared to $13.6 million in the first six months of fiscal 2001. As the Company sells out of certain older projects, it anticipates that interest expensed will be closer to its currently lower level of interest incurred.

     The Company recorded a provision for income taxes of $2.0 million for the first six months of fiscal 2002, as compared to $860,000 for the first six months of fiscal 2001. The increase in the effective tax rate was due primarily to the utilization of the remaining net operating loss carryforwards during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. As of August 31, 2001, the Company has in place several credit facilities totaling $255 million (the "Facilities") with various bank lenders (the "Banks"), of which $92 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC, CPH Newport Coast, LLC and CPH Yucaipa I, LLC, which are consolidated subsidiaries. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At August 31, 2001, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of August 31, 2001, no such event had occurred. Commitment fees are payable annually on some of the Facilities. Neither the Company nor CPH LLC has any financial exposure under any of the project-specific facilities entered into by the Divested Joint Ventures.

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

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes ("Senior Notes") including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes have been transferred from the Company to CPH LLC. The indenture to which the Senior Notes are subject (the "Indenture") contains restrictions on CPH LLC on the incurring of indebtedness, which affect the availability of the Facilities based on various measures of the financial performance of CPH LLC. Subject to such restrictions, the Facilities are available to augment cash flow from operations and joint venture financing to fund CPH LLC's operations. As of August 31, 2001, Senior Notes with a face value of $44.4 million have been repurchased by the Company. The Senior Notes mature in May, 2002 and the remaining outstanding Senior Notes have been called by CPH LLC at par and are scheduled to be paid off on October 22, 2001.

     Subsequent to August 31, 2001, CPH LLC entered into a senior unsecured credit facility with several participant banks. The facility has a maximum commitment of $125 million and a two year revolving term. Proceeds from this facility will be used to pay down CPH LLC's existing facilities and retire the remaining Senior Notes during the quarter ending November 30, 2001. The new credit facility contains customary financial covenants and limitations which are not materially more restrictive than under the Indenture or the previous facility. The new credit facility has substantially more favorable pricing than the Senior Notes which are being retired.

     Management expects that cash flow generated from operations and from bank financing will be sufficient to cover the debt service and to fund CPH LLC's current development and homebuilding activities for the reasonably foreseeable future, and expects that capital commitments from its joint venture partners and other bank facilities will provide sufficient financing for the operation of its joint ventures.

MARKET RISK EXPOSURE

     The "Market Risk Exposure" paragraphs are presented to provide an update about material changes to the "Quantitative and Qualitative Disclosures about Market Risk" paragraphs included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction with those paragraphs.

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. The Company has not used interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Under its new credit facility it will be required to use certain of these financial instruments in order to fix the rate on a significant portion of its floating rate debt.

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company has previously issued $100 million in fixed-rate Senior Notes to provide longer-term financing. At August 31, 2001, $55.6 million of the Senior Notes remain outstanding.

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

     None Filed.

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

Date: October 15, 2001

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

Date: October 15, 2001