Form 10-Q
period 2001-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 2002-01-14
CIK 813945

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



             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001




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

            CLASS AND TITLE OF                      SHARES OUTSTANDING AS OF
              CAPITAL STOCK                            DECEMBER 31, 2001
------------------------------------------ ------------------------------------------
       Common Stock, $.10 Par Value                        13,665,111
 Non-Voting Common Stock, $.10 Par Value                   1,235,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAPITAL PACIFIC HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
                      PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    1
          Consolidated Balance Sheets -- November 30, 2001 and
          February 28, 2001...........................................    1
          Consolidated Statements of Income for the Three and Nine
          Months Ended November 30, 2001 and 2000.....................    2
          Consolidated Statements of Cash Flows for the Nine Months
          Ended November 30, 2001 and 2000............................    3
          Notes to Consolidated Financial Statements..................    4
Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................   11

                        PART II -- OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................   17

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              NOVEMBER 30,   FEBRUARY 28,
                                                                  2001           2001
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Cash and cash equivalents...................................   $  12,182      $   7,552
Restricted cash.............................................         801            781
Accounts and notes receivable...............................      14,336         25,082
Real estate projects........................................     230,333        259,873
Property and equipment......................................         419             --
Investment in and advances to unconsolidated joint
  ventures..................................................       7,972          5,273
Prepaid expenses and other assets...........................      13,632         10,851
                                                               ---------      ---------
          Total assets......................................   $ 279,675      $ 309,412
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................   $  27,741      $  43,150
Notes payable...............................................     152,559        110,223
Senior unsecured notes payable..............................          --         55,592
                                                               ---------      ---------
          Total liabilities.................................     180,300        208,965
                                                               ---------      ---------
Negative goodwill...........................................       8,789          9,924
                                                               ---------      ---------
Minority interest...........................................          --          7,743
                                                               ---------      ---------
Stockholders' equity:
  Common stock, par value $.10 per share, 60,000,000 shares
     authorized; 16,230,000 and 14,995,000 shares issued;
     14,900,111 and 13,767,311 shares outstanding,
     respectively...........................................       1,623          1,500
  Additional paid-in capital................................     216,853        211,888
  Accumulated deficit.......................................    (123,537)      (127,054)
  Treasury stock............................................      (3,898)        (3,554)
  Accumulated other comprehensive income (loss).............        (455)            --
                                                               ---------      ---------
       Total stockholders' equity...........................      90,586         82,780
                                                               ---------      ---------
       Total liabilities and stockholders' equity...........   $ 279,675      $ 309,412
                                                               =========      =========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          NOVEMBER 30,          NOVEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
Sales of homes and land..............................  $60,209    $84,583    $218,909   $245,832
Cost of sales........................................   46,074     63,145     164,963    187,113
                                                       -------    -------    --------   --------
  Gross margin.......................................   14,135     21,438      53,946     58,719
Income from unconsolidated joint ventures............      446         56         304         13
Selling, general and administrative expenses.........   (7,594)    (9,183)    (27,780)   (27,725)
Interest expense.....................................   (5,698)    (9,454)    (21,352)   (23,013)
Interest and other income, net.......................      271        364       1,221      1,376
                                                       -------    -------    --------   --------
  Income from operations.............................    1,560      3,221       6,339      9,370
Minority interest....................................       --       (990)       (159)    (2,836)
                                                       -------    -------    --------   --------
  Income before income taxes and extraordinary
     item............................................    1,560      2,231       6,180      6,534
Provision for income taxes...........................      688        472       2,663      1,332
                                                       -------    -------    --------   --------
  Income before extraordinary item...................      872      1,759       3,517      5,202
Extraordinary gain for debt retired at less than face
  value, net of minority interest and taxes..........       --         71          --      1,461
                                                       -------    -------    --------   --------
     Net income......................................  $   872    $ 1,830    $  3,517   $  6,663
                                                       =======    =======    ========   ========
Net income per share -- basic and diluted:
  Income per share before extraordinary item.........  $  0.06    $  0.13    $   0.24   $   0.38
  Extraordinary gain for debt retired at less than
     face value, net of minority interest and
     taxes...........................................       --         --          --       0.10
                                                       -------    -------    --------   --------
  Net income per share...............................  $  0.06    $  0.13    $   0.24   $   0.48
                                                       =======    =======    ========   ========
  Weighted average number of common shares --basic...   14,913     13,768      14,530     13,775
                                                       =======    =======    ========   ========
  Weighted average number of common
     shares -- diluted...............................   15,129     13,904      14,761     13,885
                                                       =======    =======    ========   ========

                See accompanying notes to financial statements.

                CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                              ENDED NOVEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
Net income..................................................  $  3,517   $  6,663
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Gain on retirement of senior unsecured notes payable......        --     (1,461)
  Depreciation and amortization.............................       142      1,124
  Accretion of negative goodwill............................    (1,528)        --
  Change in restricted cash.................................       (20)       516
  Decrease in real estate projects..........................    29,540      6,653
  Decrease in receivables, prepaid expenses and other
     assets.................................................     7,965      1,197
  Increase (decrease) in accounts payable and accrued
     liabilities............................................   (17,925)       494
  Minority interest.........................................       159      2,836
                                                              --------   --------
          Net cash provided by (used in) operating
           activities.......................................    21,850     18,022
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property and equipment, net..................      (921)      (694)
  Distributions to minority interest........................        --       (365)
  Increase in investment in and advances to unconsolidated
     joint ventures.........................................    (2,699)    (2,880)
                                                              --------   --------
          Net cash provided by (used in) investing
           activities.......................................    (3,620)    (3,939)
                                                              --------   --------
Cash flows from financing activities:
  Borrowings on notes payable, net..........................    42,336      3,221
  Retirement of senior unsecured notes payable..............   (55,592)   (29,650)
  Repurchase of common stock................................      (344)      (256)
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................   (13,600)   (26,685)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........     4,630    (12,602)
Cash and cash equivalents at beginning of period............     7,552     19,389
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 12,182   $  6,787
                                                              ========   ========

Non-Cash Activities:

     During the nine month period ended November 30, 2001, the Company issued 1,235,000 shares of non-voting common stock to CHF in return for CHF's remaining 7% interest in CPH LLC in connection with the Exchange Transaction described in
Note 3 to the financial statements. Below is a summary of amounts recorded as a result of this transaction:

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

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 2001, of Capital Pacific Holdings, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine month periods ended November 30, 2001, are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. The consolidated financial statements include the accounts of the Company, wholly owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC ("CPH LLC"). All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

2.  RECLASSIFICATIONS

     Certain items in prior period financial statements have been reclassified in order to conform with the current year presentation.

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

     Effective February 23, 2001, the Company and CHF consummated an interest exchange transaction (the "Exchange Transaction"), whereby the Company exchanged its interests in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated, (the "Divested Joint Ventures") for approximately 78% of CHF's interest in CPH LLC and all of CHF's interests in certain residential joint ventures. At February 28, 2001, and during the three month period ended May 31, 2001, the Company had a 93% interest in CPH LLC and CHF held a 7% minority interest. The Company and CHF both had an option to convert CHF's remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of the Company at the equivalent of approximately $6.40 per share. This option was exercised by the Company on May 31, 2001, thus, as of this date, the Company owned 100% of CPH LLC. In addition, Capital Pacific Homes, Inc., a subsidiary of the Company, has entered into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components, (the "Managed Projects"), whereby the Company is compensated for performing such services through a management fee arrangement. As a result of the Exchange Transaction, the Company has no further exposure to the market or entitlement risks associated with the Managed Projects.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     The Exchange Transaction was accounted for as the simultaneous acquisition of CHF's minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company's interest in the Divested Joint Ventures. As a result, no gain was initially recognized, the remaining balance of the Company's property and equipment was adjusted to zero at February 28, 2001, and again at May 31, 2001, and the balance of the transaction was recorded as negative goodwill. Negative goodwill in the total initial amount of $9.9 million represents the positive difference between the Company's basis in the assets acquired in the Exchange Transaction as compared to the assets which were divested. Negative goodwill is being accreted over five years, which accretion is included as a reduction in selling, general and administrative expenses. As further discussed in footnote 9 below, due to a recently promulgated change in accounting principles, the expected remaining $8.3 million in unaccreted negative goodwill as of February 28, 2002 will increase net income in the first quarter of fiscal 2003 through a cumulative effect of change in accounting principle.

     Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $515 million at November 30, 2001 in 50 residential projects. At November 30, 2001, CPH LLC, which is now 100% owned by the Company, had $240 million in assets and a net worth of $107 million. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects, pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify the Company against liabilities arising from the projects owned by such entities. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member and under management agreements.

     References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities in which the Company has an equity ownership interest. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     The Company is a general partner or a direct or indirect managing member and has a 50 percent or lesser ownership in 14 unconsolidated entities at November 30, 2001. The Company's net investment in and advances to unconsolidated entities are as follows at November 30, 2001 and February 28, 2001 (in thousands):

                                                              NOVEMBER 30,   FEBRUARY 28,
                                                                  2001           2001
                                                              ------------   ------------
Unconsolidated Joint Ventures:
  JMP Canyon Estates, L.P. .................................     $  113         $  162
  JMP Harbor View, L.P......................................        320            609
  Grand Coto Estates, L.P...................................        508            231
  M.P.E. Partners, L.P......................................        904            983
  LB/L -- CPH Providence, LLC...............................      1,073            715
  LB/L -- CPH Longmont, LLC.................................        910          1,087
  LB/L -- CPH Laguna Street, LLC............................        832             --
  CPH Daily Ranch, L.P......................................      3,080             --
  CPH Banning-Lewis Ranch, LLC..............................         55             --
  Other.....................................................        140             --
                                                                 ------         ------
                                                                  7,935          3,787
Divested Joint Ventures.....................................         37          1,486
                                                                 ------         ------
                                                                 $7,972         $5,273
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

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     Following is summarized, combined financial information for the unconsolidated entities at November 30, 2001 and February 28, 2001 and for the three and nine month periods ended November 30, 2001 and November 30, 2000 (in thousands). The balance sheet information at both dates and the income statement information for the period ended November 30, 2001 does not include the Divested Joint Ventures, but the income statement information for the three and nine month periods ended November 30, 2000 does reflect the results of the Divested Joint Ventures because the Company held an ownership interest in those entities during that period. This information includes in each case the interest of all equity owners of the entities, not just that of the Company and its subsidiaries.

                                     ASSETS

                                                              NOVEMBER 30,   FEBRUARY 28,
                                                                  2001           2001
                                                              ------------   ------------
Cash........................................................    $   456        $   512
Real estate projects........................................     93,635         14,620
Other assets................................................        542            611
                                                                -------        -------
                                                                $94,633        $15,743
                                                                =======        =======

                             LIABILITIES AND EQUITY

                                                              NOVEMBER 30,   FEBRUARY 28,
                                                                  2001           2001
                                                              ------------   ------------
Accounts payable and other liabilities......................    $ 5,965        $ 4,167
Notes payable...............................................      5,817          1,878
                                                                -------        -------
                                                                 11,782          6,045
                                                                -------        -------
Equity......................................................     82,851          9,698
                                                                -------        -------
                                                                $94,633        $15,743
                                                                =======        =======

                                INCOME STATEMENT

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                     ---------------------------   ---------------------------
                                     NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                         2001           2000           2001           2000
                                     ------------   ------------   ------------   ------------
Sales of homes and land............     $4,937        $11,577         $7,905        $39,699
Interest and other income, net.....          2          4,437             20         10,198
                                        ------        -------         ------        -------
                                         4,939         16,014          7,925         49,897
Costs and expenses.................      4,633          8,529          7,336         40,629
                                        ------        -------         ------        -------
Net income.........................     $  306        $ 7,485         $  589        $ 9,268
                                        ======        =======         ======        =======

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

5.  NOTES PAYABLE

     Notes payable at November 30, 2001 and February 28, 2001, are summarized as follows (in thousands):

                                                              NOVEMBER 30,   FEBRUARY 28,
                                                                  2001           2001
                                                              ------------   ------------
Senior unsecured revolving credit facility, bearing interest varying from LIBOR to prime, as selected by the Company,
  plus applicable margins...................................    $112,658       $     --
Notes payable to banks, including interest varying from
  prime plus one quarter percent to LIBOR plus three and one half percent, maturing between March 31, 2002 and November
  30, 2003, secured by certain real estate projects on a
  non-recourse basis........................................      37,802         88,272
Notes payable to banks, including interest at prime, secured by certain real estate projects on a recourse basis,
  refinanced during the quarter via the revolving credit
  facility..................................................          --         16,158
Other.......................................................       2,099          5,793
                                                                --------       --------
                                                                $152,559       $110,223
                                                                ========       ========

     During the third quarter of fiscal 2002, CPH LLC entered into a senior unsecured revolving credit facility with several participant banks. The facility has a maximum commitment of $125 million and a two year revolving term. Proceeds from this facility were used to pay down CPH LLC's existing facilities and retire the remaining $55.6 million of Senior Notes at face value. In addition, the Company fixed the interest rate on $50 million and $25 million of borrowings at 5.68% and 5.65%, respectively, until September 2003 through interest rate swap agreements with a bank.

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

                                                             THREE MONTHS ENDED
                                              -------------------------------------------------
                                                 NOVEMBER 30, 2001         NOVEMBER 30, 2000
                                              -----------------------   -----------------------
                                              INCOME   SHARES    EPS    INCOME   SHARES    EPS
                                              ------   ------   -----   ------   ------   -----
Basic net income per share:
  Income available to common stockholders
     before extraordinary item..............  $  872   14,913   $0.06   $1,759   13,768   $0.13
Effect of dilutive securities:
  Warrants..................................      --       35      --       --       --      --
  Stock options.............................      --      181      --       --      136      --
                                              ------   ------   -----   ------   ------   -----
Diluted net income per share before
  extraordinary item........................  $  872   15,129   $0.06   $1,759   13,904   $0.13
                                              ======   ======   =====   ======   ======   =====

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                              -------------------------------------------------
                                                 NOVEMBER 30, 2001         NOVEMBER 30, 2000
                                              -----------------------   -----------------------
                                              INCOME   SHARES    EPS    INCOME   SHARES    EPS
                                              ------   ------   -----   ------   ------   -----
Basic net income per share:
  Income available to common stockholders
     before extraordinary item..............  $3,517   14,530   $0.24   $5,202   13,775   $0.38
Effect of dilutive securities:
  Warrants..................................      --       44      --       --       --      --
  Stock options.............................      --      187      --       --      110      --
                                              ------   ------   -----   ------   ------   -----
Diluted net income per share before
  extraordinary item........................  $3,517   14,761   $0.24   $5,202   13,885   $0.38
                                              ======   ======   =====   ======   ======   =====

7.  COMMON STOCK REPURCHASE PROGRAM

     The Company has a stock repurchase program in place whereby up to 1,000,000 shares of the Company's outstanding common stock may be repurchased. As of November 30, 2001, 640,400 shares have been repurchased cumulatively under this program. In addition, the Company has repurchased 248,511 of the warrants originally issued in connection with the issuance of the Senior Notes.

8.  COMPREHENSIVE INCOME AND IMPLEMENTATION OF SFAS NO. 133

     Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. The Company's policy is to designate at a derivative's inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge.

     The Company has various interest rate swap agreements which effectively fix the variable interest rate on a notional amount of $75 million of the senior unsecured revolving credit facility related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheet at November 30, 2001. The unrealized loss, as of November 30, 2001, of $455,000 is recorded in stockholders' equity as accumulated other comprehensive loss.

     Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The Company believes that there will be no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss would be reclassified into future earnings. The net effect on the Company's operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates.

9.  RECENT ACCOUNTING PRONOUNCEMENT

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

                CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

                                  (UNAUDITED)

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning March 1, 2002. Upon adoption of this standard on March 1, 2002 the Company is required to accrete the remaining balance of negative goodwill through a cumulative effect of change in accounting principle, which will increase net income in fiscal 2003 by approximately $8.3 million, or approximately $0.55 per diluted share. Other than the accretion of the remaining negative goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, uncertainty arising from acts of terrorism and similar factors, availability to homebuilders of financing for acquisitions, development and construction, availability to homebuyers of permanent mortgages, interest rate levels, the demand for housing and office space and commercial lease rates; supply levels of land, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

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

     The following table summarizes the results of the Company's operations for the three and nine months ended November 30, 2001 and 2000.

                             RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
Sales of homes and land.....................................    $60,209        $84,583
Cost of sales...............................................     46,074         63,145
                                                                -------        -------
          Gross margin......................................    $14,135        $21,438
                                                                =======        =======

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
Sales of homes and land.....................................    $218,909       $245,832
Cost of sales...............................................     164,963        187,113
                                                                --------       --------
          Gross margin......................................    $ 53,946       $ 58,719
                                                                ========       ========

     In addition to the results shown above, the Company was responsible for the following activity in certain Managed Projects (including the Divested Joint Ventures) for the three and nine months ended November 30, 2001 and 2000:

                        MANAGED AND DIVESTED OPERATIONS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             ---------------------------   ---------------------------
                                             NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
Number of managed projects.................          3              3              3              3
Unit closings..............................          7             10             18             33
Revenues...................................    $14,005        $11,578        $32,647        $39,700

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

     As a result of this restructuring, which is now complete, as well as through earnings, the Company has increased stockholder's equity by $13.3 million since November 30, 2000, from $77.3 million to $90.6 million. As the financial statement effects of the restructuring are fully realized, stockholders' equity will further increase by the remaining $8.8 million in negative goodwill generated by the disposition of the Company's non-core assets.

OPERATING DATA

     The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for each of the Company's operations, including unconsolidated joint ventures but excluding the Divested Joint Ventures:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             ---------------------------   ---------------------------
                                             NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
New homes delivered:
  California...............................          24              20            66              42
  Texas....................................          56              88           230             340
  Nevada...................................          --              46            68             181
  Arizona..................................          52              50           137             165
  Colorado.................................          31              46            99             144
                                               --------      ----------      --------      ----------
     Subtotal..............................         163             250           600             872
  Unconsolidated Joint Ventures
     (California)..........................          18              --            29              --
                                               --------      ----------      --------      ----------
          Total homes delivered............         181             250           629             872
Lot deliveries.............................          59             133           135             663
                                               --------      ----------      --------      ----------
Total homes and lots delivered.............         240             383           764           1,535
                                               ========      ==========      ========      ==========
Net new orders.............................         181             280           509             904
                                               ========      ==========      ========      ==========
Average home sales price:
  California...............................    $776,000      $1,402,000      $975,000      $1,475,000
  Texas....................................     266,000         222,000       250,000         195,000
  Nevada...................................          --         204,000       235,000         208,000
  Arizona..................................     156,000         162,000       155,000         160,000
  Colorado.................................     245,000         222,000       232,000         204,000
  Combined.................................     348,000         307,000       335,000         251,000

     The following table shows backlog in units and dollars at November 30, 2001 and 2000 for each of the Company's operations, including unconsolidated joint ventures but excluding backlog of the Divested Joint Ventures:

                                                                         ENDING BACKLOG
                                                             --------------------------------------
                                                             NOVEMBER 30, 2001   NOVEMBER 30, 2000
                                                             -----------------   ------------------
                                                             UNITS    ($000S)    UNITS     ($000S)
                                                             ------   --------   ------   ---------
California.................................................    88     $43,767      74     $ 92,425
Texas......................................................   111      31,648     272       70,000
Nevada.....................................................    --          --      50       13,000
Arizona....................................................    40       5,635     101       14,900
Colorado...................................................    52      10,132     144       22,000
                                                              ---     -------     ---     --------
          Total............................................   291     $91,182     641     $212,325
                                                              ===     =======     ===     ========

  THIRD QUARTER OF FISCAL 2002 (ENDED NOVEMBER 30, 2001) COMPARED TO THIRD QUARTER OF FISCAL 2001 (ENDED NOVEMBER 30, 2000)

     The Company reported net income of $872,000, or $0.06 per share, in the third quarter of fiscal 2002, as compared to net income of $1.8 million, or $0.13 per share, in the third quarter of fiscal 2001. Income for the quarter ended November 30, 2000 included an extraordinary gain of $71,000, or less than one cent per share, as a result of the retirement of debt at less than face value. Excluding the extraordinary gain, operating net income decreased from $1.8 million in the third quarter of fiscal 2001 to $872,000 in the corresponding quarter of fiscal 2002. As further discussed below, the decrease in net income was due to a variety of factors, including the Company's decision to exit the Nevada market, a higher effective tax rate and decreased demand in certain of the Company's markets.

     On a consolidated basis, sales of homes and land decreased to $60.2 million for the third quarter of fiscal 2002 compared to $84.6 million for the third quarter of fiscal 2001. This decrease is due to a decrease in total home and lot closings, partially offset by an increase in the Company's average sales price per home to $348,000 in the third quarter of fiscal 2002 from $307,000 in the third quarter of fiscal 2001. Sales of homes and land including unconsolidated joint ventures, but excluding Divested Joint Ventures, decreased to $65.1 million from $84.6 million for the respective quarters. Total home closings decreased from 250 in the third quarter of fiscal 2001 to 181 in the third quarter of fiscal 2002, including zero and 18 homes, respectively, closed in unconsolidated joint ventures. The decrease in the Company's backlog from 641 units to 291 units between quarters is primarily due to a decrease in demand in certain of the Company's markets and to a lesser extent, the reduction in backlog units in Nevada in connection with the Company's exit from that market. In addition, the number of actively selling projects has decreased from 27 at November 30, 2000 to 20 at November 30, 2001, which affected both backlog and net new orders. The Company anticipates opening between 8 and 10 new communities over the next few quarters.

     The Company's gross margin on home and lot closings decreased to 23.5% for the third quarter of fiscal 2002 as compared to 25.3% for the third quarter of fiscal 2001. This decrease is due to a more competitive environment in some of the Company's markets and the close out of certain less-profitable projects in the current quarter.

     As a percentage of revenue, selling, general and administrative expense increased from 10.9% for the third quarter of fiscal 2001 to 12.6% for the third quarter of fiscal 2002. Selling, general and administrative expense of $7.6 million for the third quarter of fiscal 2002 decreased $1.6 million or 17.3% as compared to the third quarter of fiscal 2001 due principally to a reduction in overhead associated with certain projects in which the Company is no longer active. The increased percentage of such expense compared to revenue is primarily due to a lower level of sales activity.

     Income from unconsolidated joint ventures increased from $56,000 in the third quarter of fiscal 2001 to $446,000 in the third quarter of fiscal 2002, due to an increased level of profit participation in the active joint ventures in the current quarter.

     Interest and other income decreased from $364,000 in the third quarter of fiscal 2001 to $271,000 in the third quarter of fiscal 2002.

     Minority interest of $1.0 million for the third quarter of fiscal 2001 primarily represents the share of CPH LLC's income attributable to CHF. Due to the fact that CHF no longer holds an ownership interest in CPH LLC, no minority interest was recorded in the current quarter.

     Interest incurred was $3.5 million in the third quarter of fiscal 2002, as compared to $6.6 million in the third quarter of fiscal 2001, while interest expensed was $5.7 million during the third quarter of fiscal 2002, as compared to $9.5 million in the third quarter of fiscal 2001. Once the Company sells out of certain older projects, it anticipates that interest expensed will be closer to its currently lower level of interest incurred.

     The Company recorded a provision for income taxes of $688,000 in the third quarter of fiscal 2002, utilizing an effective tax rate of 44 percent, as compared to $472,000 in the third quarter of fiscal 2001, with an effective tax rate of 21 percent. The increase in the effective tax rate was due primarily to the utilization of the remaining net operating loss carryforwards during fiscal 2001.

  FIRST NINE MONTHS OF FISCAL 2002 (ENDED NOVEMBER 30, 2001) COMPARED TO FIRST NINE MONTHS OF FISCAL 2001 (ENDED NOVEMBER 30, 2000)

     The Company reported net income of $3.5 million, or $0.24 per share, for the first nine months of fiscal 2002, as compared to $6.7 million, or $0.48 per share, for the nine months ended November 30, 2000. Net income for the nine months ended November 30, 2000 included an extraordinary gain of $1.5 million, or $0.10 per share, as a result of the retirement of debt at less than face value. Excluding the extraordinary gain, operating net income decreased from $5.2 million for the nine months ended November 30, 2000 to $3.5 million for the nine months ended November 30, 2001.

     On a consolidated basis, sales of homes and land decreased from $245.8 million to $218.9 million for the respective quarters. Sales of homes and land including unconsolidated joint ventures, but excluding Divested Joint Ventures, were $226.8 million for the first nine months of fiscal 2002 compared to $245.8 million for the first nine months of fiscal 2001. The Company closed a total of 29 homes in unconsolidated joint ventures in the nine months ended November 30, 2001, as compared to zero homes during the first nine months of fiscal 2001. These amounts were impacted by a decrease in home closings from 872 units to 629 units between periods, an increase in average sales price per unit from $251,000 to $335,000 and the closing of certain land sales totaling 450 lots and $14.2 million in the prior year.

     The Company's gross margin increased from 23.9% for the first nine months of fiscal 2001 to 24.6% for the first nine months of fiscal 2002. The reason for the increase in the gross margins between periods is due in part to stronger demand in certain of the Company's markets in the first half of the current year combined with an overall shift in mix to more profitable projects.

     Selling, general and administrative expense of $27.8 million for the first nine months of fiscal 2002 remained consistent with $27.7 million for the first nine months of fiscal 2001. As a percentage of revenue, selling, general and administrative expense increased from 11.3% for the first nine months of fiscal 2001 to 12.7% for the first nine months of fiscal 2002, primarily due to slightly lower sales volume combined with development and other activities undertaken in certain projects prior to the generation of revenues as well as certain additional expenses recorded in connection with the Exchange Transaction.

     Income from unconsolidated joint ventures increased from $13,000 in the first nine months of fiscal 2001 to $304,000 for the nine months ended November 30, 2001, due to an increased level of profit participation in the active joint ventures in the current period.

     Interest and other income was $1.2 million for the first nine months of fiscal 2002, as compared to $1.4 million for the first nine months of fiscal 2001.

     Minority interest of $159,000 for the first nine months of fiscal 2002 and $2.8 million for the nine months of fiscal 2001 primarily represents the share of CPH LLC's income attributable to CHF. The decrease between years is due to the lower percentage ownership in CPH LLC held by CHF during fiscal 2002 as compared to fiscal 2001, which ownership ended on May 31, 2001.

     Interest incurred for the first nine months of fiscal 2002 was $12.6 million, as compared to $19.6 million for the first nine months of fiscal 2001. Interest expensed was $21.4 million for the first nine months of fiscal 2002 compared to $23.0 million in the first nine months of fiscal 2001. Once the Company sells out of certain older projects, it anticipates that interest expensed will be closer to its currently lower level of interest incurred.

     The Company recorded a provision for income taxes of $2.7 million for the first nine months of fiscal 2002, as compared to $1.3 for the first nine months of fiscal 2001. The increase in the effective tax rate was due primarily to the utilization of the remaining net operating loss carryforwards during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. During the third quarter of fiscal 2002, CPH LLC entered into a senior unsecured revolving credit facility ("the Senior Facility") with several participant banks. The facility has a maximum commitment of $125 million and a two year revolving term. Proceeds from this facility were used to pay down CPH LLC's existing facilities and retire the remaining Senior Notes during the quarter ending November 30, 2001, as discussed below. The new credit facility has substantially more favorable pricing than the Senior Notes which have been retired.

     As of November 30, 2001, the Company has in place several credit facilities, including the Senior Facility, totaling $215 million (the "Facilities") with various bank lenders (the "Banks"), of which approximately $150 million was outstanding. The Facilities other than the Senior Facility are secured by liens on various completed or under construction homes and lots held by CPH LLC, CPH Newport Coast, LLC and CPH Yucaipa I, LLC, which are consolidated subsidiaries. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At November 30, 2001, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of November 30, 2001, no such event had occurred. Commitment fees are payable annually on some of the Facilities. Neither the Company nor CPH LLC has any financial exposure under any of the project-specific facilities entered into by the Divested Joint Ventures.

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

     In May, 1994 the Company completed the sale of $100 million of 12 3/4% Senior Notes ("Senior Notes") including 790,000 warrants to purchase common stock. The proceeds from the offering were used to repay certain debt of the Company, acquire certain properties and for general working capital and construction purposes. The obligations associated with the Senior Notes were transferred from the Company to CPH LLC. Prior to the third quarter of fiscal 2002, the Company had repurchased Senior Notes with a face value of $44.4 million. During the third quarter of fiscal 2002, the Company redeemed at face value the remaining $55.6 million of Senior Notes.

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

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Under the new credit facility, the Company utilized interest rate swaps in order to fix the interest rate on $75 million of its variable rate debt. The Company has not used forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company has previously issued $100 million in fixed-rate Senior Notes to provide longer-term financing. Prior to the third quarter of fiscal 2002, the Company had repurchased Senior Notes with a face value of $44.4 million. During the third quarter of fiscal 2002, the Company redeemed at face value the remaining $55.6 million of the Senior Notes.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not have an impact on fair market value, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based upon the amount of variable rate debt outstanding at the end of the third quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest incurred for the coming year of approximately $700,000.

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

Date: January 14, 2002

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

Date: January 14, 2002