Form 10-K
period 2002-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 2002-05-29
CIK 813945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2002

Commission File Number: 001-09911

Capital Pacific Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2956559
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4100 MacArthur Blvd., Suite 200 Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 622-8400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock $0.10 Par Value

(Title of Each Class)

The American Stock Exchange

(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No  ☐

      At May 15, 2002, the aggregate market value of the voting stock held by persons other than the directors, executive officers and principal shareholders filing Schedules 13D of the Registrant was $10,286,656 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its principal shareholders, directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

      At May 15, 2002, there were 14,940,162 shares of Common Stock outstanding.

      Part III incorporates certain information by reference to the Registrant’s definitive proxy statement to be filed with the Commission no later than June 28, 2002.

PART I

Item 1.     Business

General

      Capital Pacific Holdings, Inc. (“CPH, Inc.”), together with its subsidiaries (the “Company”), is a regional homebuilder and developer with operations throughout selected metropolitan areas of California, Texas, Arizona and Colorado. The Company conducts its homebuilding business through its wholly-owned subsidiary Capital Pacific Holdings, LLC (“CPH LLC”) and through single purpose joint venture entities. Joint venture entities are used principally in circumstances in which a third party provides capital or other financing for a project. In addition to its owned projects, the Company through one of its wholly-owned subsidiaries manages certain homebuilding projects in which it formerly had an equity interest (the “Managed Projects”). With respect to these Managed Projects, the Company is reimbursed its direct costs and paid a management fee representing an allocation of overhead. CPH, Inc. also conducts certain other activities related to homebuilding, including mortgage brokerage operations, design centers and land development activities, principally through various other subsidiaries and joint ventures. CPH LLC’s principal business activities are to build and sell single-family homes. The Company’s single-family homes are targeted to entry-level, move-up and semi-custom luxury buyers. Since 1975, the Company has built and sold over 24,000 homes in the markets it serves. During the fiscal year ended February 28, 2002, the Company (including unconsolidated joint ventures but excluding Managed Projects) closed 1,134 home and lot sales, including 839 homes, at an average home sales price of $346,000. Revenues for the same period (including unconsolidated joint ventures but excluding Managed Projects) totaled $314 million. The Company currently conducts its operations principally under the names Capital Pacific Homes and, in Texas, Clark Wilson Homes, Inc. (“Clark Wilson”). The Company has continued to diversify its business from the higher-priced California Coastal markets to the more moderate price points offered in its other markets.

      Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $475 million at February 28, 2002 in 50 residential properties. At February 28, 2002, CPH, Inc.’s wholly-owned subsidiary, CPH LLC, had $212 million in assets and a net worth of $109.5 million. CPH LLC, the Managed Projects and certain other project-specific entities indemnify CPH, Inc. and its subsidiaries against liabilities arising from the projects owned by such entities.

      References to the Company are, unless the context indicates otherwise, also references to CPH LLC, the project-specific joint venture entities and its other subsidiaries. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

Strategy

      The Company’s long-term strategy includes the following key elements:

(1) Maintaining diversity in its geographic markets. The Company believes that geographic market diversification is a key element in achieving long-term stability and growth. While the Company has no specific plans to expand outside the California, Texas, Arizona and Colorado markets, it may consider expansion to other markets in the future.

(2) Diversifying its product. The Company builds homes targeted for all price segments, from entry-level buyers to the semi-custom luxury market move-up buyers, so that it is able to deliver well-priced homes to a broad segment of its potential customer base. Within Texas, Arizona and Colorado, the Company serves the entry level as well as move-up markets. Within California, the Company has products targeted toward second and third time move-up buyers, as well as the million dollar luxury market. This product diversification enables the Company to adapt to changing market conditions.

(3) Enhancing the Company’s capital base and sources of financial liquidity. This has been a principal focus of the Company over the past several years. The Company has substantially improved its leverage ratios and reduced its debt costs. In fiscal year 1995, the Company accessed the public debt capital markets through the sale of $100 million of 12 3/4% Senior Notes (“Senior Notes”) including

790,000 warrants to purchase common stock (the “Offering”). The Senior Notes were due May 1, 2002 and have been fully repurchased or redeemed. In fiscal year 2002, CPH, Inc. completed a transaction with its principal financial investor which resulted in a substantial increase in its equity in CPH LLC and the Company’s exit from its commercial and mixed-use businesses. This transaction, which is further detailed in Note 1 of the Notes to Consolidated Financial Statements presented herein, was a substantial contributor to CPH LLC’s ability to repay its 12 3/4% senior notes and obtain a new $125 million syndicated unsecured loan facility under which CPH LLC experienced average borrowing costs of 5.5% in fiscal year 2002. Credit facilities in place at February 28, 2002 totaled $181 million, of which $109 million was outstanding. During fiscal 2002, the Company repurchased the remaining $55.6 million of the Senior Notes and its wholly-owned subsidiary, CPH LLC, entered into a senior unsecured revolving credit facility with a maximum commitment of $125 million. This has substantially lowered the Company’s borrowing costs. The Company believes this financing strategy allows orderly growth and greater flexibility to react quickly to changing market conditions. The Company also utilizes joint ventures within its operations as a source of financing and risk management. The Company is also considering additional sources of financing for the purpose of credit diversification and expansion.

(4) Controlling costs and maintaining operational efficiency. The Company has job cost, warranty tracking and construction scheduling systems and other quality control processes to control costs and to reduce the effect of certain risks inherent in the homebuilding industry. The Company has made a substantial investment in its information systems. These systems and controls enable the Company to monitor its operations and improve its efficiencies.

(5) Minimizing inventory risk. CPH LLC tries to carefully manage its land and inventory risk in a variety of ways. CPH LLC monitors its supply of owned, optioned and controlled land to maintain an adequate pipeline of building lots in each of its markets while avoiding excess land holdings. For its homebuilding projects, CPH LLC generally prefers to purchase entitled land, generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, typically in parcels of 50 to 250 lots, and makes use of options, seller financing and joint ventures, when available, to reduce its capital commitment on individual projects in order to be in a position to allocate its capital among a larger number of properties. CPH LLC generally tries to limit its speculative building by commencing construction only after some sales have been made and tries to limit the size of each construction phase. CPH LLC generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 48 month period.

(6) Land Development. In certain markets, often in project-specific joint ventures, the Company may purchase unentitled land, with the intention of obtaining the required entitlements and then either selling the unimproved land, developing lots and selling them to other builders or building and selling homes itself. Depending upon the available inventory of entitled land in the Company’s markets, the Company’s land development activities may vary.

Homebuilding Geographic Markets

      At February 28, 2002, the Company, either directly or through joint ventures, including five Managed Projects in which the Company does not have an equity ownership interest, controlled lots in various stages of development with respect to approximately 50 residential projects, including 19 projects located in the Orange, Los Angeles, Santa Barbara and Riverside Counties of California, eight projects located in Austin, Texas, eight projects located in Phoenix, Arizona and 15 projects in the Denver metropolitan and Colorado Springs areas of Colorado. The Company is currently selling homes in 23 of these projects. As detailed in Item 7 below, the Company anticipates opening between 18-24 projects in the current fiscal year. The Company’s homes for sale currently range in size from 950 to 5,000 square feet in California, from 1,700 to 4,500 square feet in Texas, from 1,000 to 3,200 square feet in Arizona and from 1,100 to 3,800 square feet in Colorado. The Company’s homes are currently priced from $235,000 to $2,100,000 in California, from $146,000 to $900,000 in Texas, from $90,000 to $234,000 in Arizona, and from $128,000 to $400,000 in Colorado. In the Company’s Managed Projects in California, the Company’s homes are currently priced from $900,000 to $5,600,000 and range in size from 3,400 to 7,800 square feet.

      The following table sets forth the estimated number of homes under construction and lots owned, under option and controlled as of February 28, 2002:

Estimated Number of Housing Units that Could be

Constructed on Land Controlled as of February 28, 2002(a)

			Lots
	Homes Under	Lots	Under	Lots
Region	Construction(b)	Owned	Option(c)	Controlled(d)	Total

California	107	507	99	628	1,341
Managed Projects (California)(e)	12	187	—	—	199
Texas	77	344	30	1,632	2,083
Arizona	36	577	84	1,460	2,157
Colorado(f)	61	798	77	2,299	3,235

Total	293	2,413	290	6,019	9,015

(a)	Based upon current management estimates, which are subject to change. Includes unconsolidated joint ventures.

(b)	Includes completed model homes.

(c)	Lots under option represent lots under option contracts within existing projects. There can be no assurance that the Company will actually acquire any lots under option.

(d)	Controlled home sites include those properties for which the Company has entered into a variety of contractual relationships including non-binding letters of intent, binding purchase agreements with customary conditions precedent and similar arrangements. There can be no assurance that the Company will actually acquire any such properties.

(e)	This table includes housing units in the Managed Projects in which the Company’s sole economic interest is through management agreements.

(f)	This table excludes the CPH Banning-Lewis Ranch, LLC property owned by a joint venture which CPH, Inc. manages and in which it has a substantial profit participation. This joint venture controls approximately 21,400 acres in Colorado Springs, Colorado as further described in footnote (b) to Joint Ventures below.

      The table below summarizes the residential developments in process in the Company’s geographic markets:

Projects and Units in Process as of February 28, 2002(a)

						Units
	Number of	Number of	Total	Units	Units	Remaining
	Projects Held for	Projects in	Units	Closed in	Closed in	at
Region	Development(b)	Sales Stage(c)	Planned(d)	Prior Years	FY 2002	2/28/02(d)

California	14	6	1,200	332	155	713
Managed Projects (California)	5	1	278	53	26	199
Texas	8	6	2,128	1,369	308	451
Arizona	8	3	1,664	589	378	697
Colorado(e)	15	7	1,364	250	178	936

Total	50	23	6,634	2,593	1,045	2,996

(a)	This table includes the Company’s unconsolidated joint ventures. This table also includes the Managed Projects in which the Company’s sole economic interest is through management agreements. It does not include Nevada due to the fact that the Company no longer operates in that market.

(b)	The number of projects held for development includes projects with houses in the planning, development, construction and sales stages.

(c)	The number of projects in the sales stage includes projects where the sales office has opened, reservations are being taken or sales contracts are being executed.

(d)	Includes units under construction, in backlog and lots under option in projects owned by the Company or the Managed Projects.

(e)	Excludes the CPH Banning-Lewis Ranch, LLC property described in footnote (b) to Joint Ventures below.

Joint Ventures

      The Company conducts its operations as either wholly-owned projects or through joint ventures in which the joint venture partner typically provides more than a majority of the capital and/or financing required for the project. The Company has utilized joint ventures in order to increase access to sources of capital, financing and land. The Company expects to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company. The use of joint ventures may vary in the future in order to enable the Company to control an adequate supply of lots while minimizing capital commitments. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheets.

      At February 28, 2002, the Company’s consolidated subsidiaries, unconsolidated joint ventures and Managed Projects, were as follows:

			Units
	Total Units	Units Closed	Remaining
	Planned	in FY 2002	at 2/28/02

Consolidated Subsidiaries(a)
CPH Newport Coast, LLC — Orange County, CA	97	37	24
CPH Yucaipa I, LLC — Riverside County, CA	100	26	70

	197	63	94

Unconsolidated Joint Ventures
LB/ L-CPH Longmont, LLC — Boulder County, CO	448	—	448
LB/ L-CPH Providence, LLC — Riverside County, CA	98	53	45
LB/ L-CPH Laguna Street, LLC — Santa Barbara County, CA	14	—	14
CPH Daily Ranch, L.P. — Ventura County, CA	294		294
CPH Banning-Lewis Ranch, LLC — El Paso County, CO(b)	(b )	—	(b )

	854	53	801

Managed Projects(c)
Makallon RPV Associates, LLC — Los Angeles County, CA	79	5	65
Makallon Dana Point, LLC — Orange County, CA	44	—	44
Makallon Monarch Beach, LLC — Orange County, CA	65	21	—
Makallon Resorts I, LLC — Orange County, CA(d)	90	—	90

	278	26	199

	1,329	142	1,094

(a)	Previously consolidated joint ventures, now wholly-owned.

(b)	The phasing for this project is currently being determined. The joint venture owns approximately 21,400 acres of entitled land in Colorado Springs, Colorado, including a long-term buildout potential of approximately 76,000 residential units and 79 million square feet of commercial, industrial and office space.

(c)	Previously unconsolidated joint ventures. The Company’s sole economic interest in the Managed Projects is through management agreements.

(d)	Includes two residential projects.

Land Acquisition

      For typical residential developments, CPH, LLC tries to purchase and hold land in amounts sufficient to support home production and sales over a 24 to 48 month period. CPH, LLC also tries to maintain additional supplies of land through options and other means. CPH, LLC typically does not acquire and hold land for speculative investment, but on several occasions has sold some or all of the lots in a project simultaneously with the acquisition of such lots by CPH, LLC.

      CPH, LLC typically considers numerous factors when analyzing the suitability of land for acquisition and development including, but not limited to, proximity to existing developed areas; population growth patterns; availability of existing community services (i.e., utilities, schools and transportation); employment growth rates; anticipated absorption rates for new housing; and the estimated cost of development.

      CPH, LLC tries to avoid speculative building by constraining project phase sizes, and entitlement risks by acquiring entitled land when practicable and acquiring lots through the use of options, development agreements and joint ventures with lot owners, when available on favorable terms. Additionally, by forming joint ventures with various sources of capital, the Company has been able to obtain access to additional capital and construction financing to expand the number of lots the Company controls and to spread project risk.

      Due to increased competition and in some markets a declining supply of favorably priced lots, the Company continues to consider opportunities to purchase unentitled land, re-entitle land, and acquire larger positions in land tracts than can practically be utilized by the Company’s homebuilding operations. Where possible and appropriate, the Company will seek outside capital and pursue such activities through joint ventures. In general, and particularly within CPH, LLC, all such activities are closely related to CPH, LLC’s homebuilding activities.

Product Design

      The Company has received numerous industry design awards for its homes and developments. The Company has been featured in several nationally known periodicals, on network television and in various international publications. The Company’s homes are noted for their innovative design, attention to detail and quality construction. By emphasizing the right product designs, the Company has also been able to build brand loyalty while attempting to reduce warranty costs. In many markets, resales of the Company’s homes include the Company’s name as a sign of quality construction and design.

      The Company contracts with a number of outside architects, designers, engineers, consultants and subcontractors. While some of the Company’s employees are involved in various stages of the design process, the Company believes that the use of third parties for the production of the final design, engineering and construction reduces its costs, increases design innovation and quality, and reduces the risks of liability associated with the design and construction process. The Company has a large number of plans which it has used in various projects and can be re-used in new projects with appropriate modifications as necessary. In certain projects the Company offers options and upgrades to provide its homebuilders with opportunities to customize their home to fit their lifestyle, the extent of which varies depending upon the project. However, structural and other changes which impact the build time of the home are limited.

      The Company creates architectural variety within its projects by offering numerous models, floor plans, and exterior styles in an effort to enhance home values by creating diversified neighborhood looks within its projects. Generally, the Company selects the exterior finishes of its homes. The Company offers homebuyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers either through the Company’s wholly-owned subsidiary, Newport Design Center (“Newport Design”), its design center in Texas or other third parties contracted with by the Company, or the services may be provided through the homebuyer’s own consultants.

Development and Construction

      The Company typically acts as the general contractor for the construction of its projects and the Managed Projects. Virtually all construction work for the Company is performed by subcontractors. The Company’s consultants and employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company’s subcontractors are generally entered into after competitive bidding on a project-by-project basis. The Company has established relationships with a large number of subcontractors and is not dependent to any material degree upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.

      The Company typically develops its residential projects in several phases generally averaging approximately 10 to 15 homes per phase. The Company determines the number of homes to be built in the first phase and the appropriate price range. The first phase of home construction is typically relatively small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes and in some cases the first few additional homes. Subsequent phases are generally not started until 50% to 75% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate data which enables the Company to make decisions on the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the above factors and the build time which in turn varies generally with the size and complexity of the home, the Company typically completes construction of a phase within one of its California developments in approximately six to ten months for larger homes and four to five months for smaller homes and within its Texas, Arizona and Colorado developments within three to five months. The Company is continuously developing and refining its production practices in order to reduce cycle time within the construction process.

Sales and Marketing

      The Company typically builds, furnishes and landscapes model homes for each residential project and maintains on-site sales offices, which are usually open seven days a week. The Company generally sells all of its homes through Company sales representatives who typically work from the sales offices located either at the model homes or at sales centers used in each subdivision. When appropriate, the Company also uses cooperative brokers to sell its homes.

      The Company generally opens an on-site sales office before the construction of the model homes is completed. This on-site sales office is utilized to commence the sales process to potential customers. The sales center is later generally moved to one of the model homes. Potential homebuyers may reserve a home by submitting a refundable deposit (a reservation deposit) usually ranging from $500 to $20,000 and executing a reservation document. The Company then conducts preliminary research concerning the credit status of the potential homebuyer in order to “pre-qualify” the homebuyer. Once the prospective homebuyer has been “pre-qualified” and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must then convert the reservation deposit to an “earnest money deposit” and complete a purchase contract for the purchase of their home. The Company attempts to keep its contract cancellation rate low by attempting to pre-qualify prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process. When home purchase contracts are canceled, damages are usually limited to a percentage of the purchase price of the home and may be less pursuant to applicable law or to the terms of the purchase contract. The Company generally determines whether to seek to obtain such damages on a case-by-case basis. When home purchase contracts are canceled, the Company seeks to identify alternate homebuyers.

      The Company makes extensive use of advertising and promotional resources, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signboards and occasionally places radio and television advertisements. Because the Company usually offers multiple projects within a market area, it is able to utilize regional advertising that highlights all of the Company’s projects within that same market area. The Company’s wholly-owned subsidiary, Creative Design & Media, designs most advertising materials and brochures for the Company’s California operations.

      The Company has established a highly sophisticated website on the Internet, www.cph-inc.com. The Company utilizes the Internet through its website address and through participation in a builder-sponsored web joint venture to augment its advertising and promotional activities.

      The Company provides flooring and other amenities and upgrades to its homebuyers through Newport Design and various owned and contracted facilities.

Capital Pacific University

      The Company has established a training vehicle for its employees called Capital Pacific University (“CPU”). The mission of CPU is to create a teaching and learning environment that stimulates personal growth and professional improvement.

Operating Data

      The following table shows new home and lot deliveries, net new orders and average sales prices for each of the last three fiscal years for each of the Company’s residential operations, including unconsolidated joint ventures but excluding Managed Projects:

	Year Ended

	February 29,	February 28,	February 28,
	2000	2001	2002

New homes delivered:
California	58	68	101
Texas	471	426	305
Nevada	339	231	69
Arizona	358	240	172
Colorado	42	198	139

Subtotal	1,268	1,163	786
Unconsolidated Joint Ventures (California)	28	46	53

Total homes delivered	1,296	1,209	839
Lots delivered	710	990	295

Total homes and lots delivered	2,006	2,199	1,134

Net new orders	1,397	1,155	782

Average sales price for homes delivered:
California (excluding unconsolidated joint ventures)	$898,000	$1,518,000	$1,193,000
California (including unconsolidated joint ventures)	935,000	1,458,000	880,000
Texas	189,000	203,000	260,000
Nevada	206,000	211,000	238,000
Arizona	144,000	159,000	152,000
Colorado	193,000	212,000	237,000
Combined (excluding unconsolidated joint ventures)	216,000	274,000	350,000
Combined (including unconsolidated joint ventures)	233,000	315,000	346,000

Backlog and Inventory

      The Company typically pre-sells homes prior to and during construction through home purchase contracts requiring earnest money deposits or through reservation documents requiring reservation deposits. Generally, reservation deposits are refundable, but home purchase contracts are not cancelable unless the customer is unable to sell their existing home, qualify for financing or under certain other circumstances. A home sale is placed in backlog status upon execution of such a contract and receipt of an earnest money deposit and is removed when such contracts are canceled as described above or the home purchase escrow is closed.

      The following table shows backlog in units and dollars at the end of each of the last three fiscal years for each of the Company’s residential operations, including unconsolidated joint ventures. Backlog data does not include Managed Projects at February 28, 2001 or 2002.

	Ending Backlog

	February 29, 2000		February 28, 2001		February 28, 2002

	Units	($000s)	Units	($000s)	Units	($000s)

California	52	$62,000	71	$69,900	63	$47,200
Texas	272	54,700	265	68,800	64	18,500
Nevada	97	20,200	45	11,400	—	—
Arizona	71	11,100	56	8,500	33	4,400
Colorado	106	18,400	75	15,000	34	4,200

Total	598	$166,400	512	$173,600	194	$74,300

Selling Communities	41		26		22

      The following table shows net new orders (sales made less cancellations and credit rejections), homes closed and ending backlog relating to sales of the Company’s homes and homes under contract for each quarter since the beginning of fiscal year 2001, including unconsolidated joint ventures, and excluding Managed Projects as of February 28, 2001. The Company’s backlog at any given time is typically a good indicator of the number of units that will be closed in the four to six months following such date:

			Ending Backlog
	Net New	Homes
	Orders	Closed	Units	($000s)

Fiscal Year 2001
1st Quarter	375	326	647	$235,300
2nd Quarter	302	319	630	247,800
3rd Quarter	290	260	660	249,400
4th Quarter	188	304	512	173,600

Total Fiscal Year 2001	1,155	1,209

Fiscal Year 2002
1st Quarter	209	253	439	$146,500
2nd Quarter	119	195	350	116,700
3rd Quarter	181	181	291	91,200
4th Quarter	273	210	194	74,300

Total Fiscal Year 2002	782	839

Mortgage Company

      The Company offers mortgage broker services to certain of its California homebuyers through its wholly-owned subsidiary Capital Pacific Mortgage, Inc. The Company also offers mortgage broker services to certain of its Texas homebuyers through its unconsolidated joint venture, Fairway Financial L.P. In addition, the Company has established certain relationships, including joint venture investments, with local mortgage broker operations in other operating regions.

Homeowner Warranty

      The Company provides homeowners with a limited warranty on the terms of which the Company will warrant, for a limited period, items listed in the homeowner warranty manual. The warranty does not, however, include items that are covered by manufacturer’s warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). The Company also provides certain homebuyers with policies issued by third-parties that extend protection beyond the Company’s warranty period. Statutory requirements in the states in which the Company does business may grant to homebuyers rights in addition to those provided by the Company.

Competition

      The homebuilding industry is highly competitive. In each of the markets in which it operates, the Company competes in terms of location, design, quality and price with numerous other residential builders, including large national and regional firms, many of which have greater financial resources than the Company. The Company has seen the financial resources of its competitors increase with the consolidation which the industry has experienced in the past few years. As the Company enters and until it develops a reputation in a new market area, the Company can expect to face even more significant competitive pressures. In certain markets, the Company may from time to time engage in redesigns of product and/or make changes in existing model homes to make the Company’s product more competitive. Such redesigns and/or changes may cause the Company to incur additional expenses and/or to write-off previous investments in such design or model homes.

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

      The Company must increasingly obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development, building moratoria may be imposed. As a result, the Company devotes an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained. Such increasing regulation has resulted in a significant increase in time (and related carrying costs) between the Company’s initial acquisition of land and the commencement and completion of its developments, particularly in California and to an increasing extent, all of the Company’s markets. In addition, the extent to which the Company participates in land development activities subjects it to greater exposure to regulatory risks.

Employees

      As of April 30, 2002, the Company employed 246 persons full-time, compared to 297 persons at April 30, 2001. Of these, 27 were in executive positions, 42 were engaged in sales activities, 87 in project management activities and 90 in administrative and clerical activities. None of the Company’s employees is represented by a union and the Company considers its employee relationships to be good.

Raw Materials

      All of the raw materials and most of the components used in the Company’s business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials, thereby leading to delays in the delivery of homes under construction. In addition, increases in the price of lumber and other materials have a negative impact on margins. In order to maintain its quality standards while providing a product at good value, the Company has used and will under appropriate market circumstances consider the further use of alternative materials, such as metal studs and framing in some of its projects.

Item 2.     Properties

      The Company leases its office facilities.

Item 3.     Legal Proceedings

      The Company is involved in routine claims and litigation arising in the ordinary course of its business. A former senior executive officer of the Company has filed a suit styled in part as a shareholder derivative suit which the Company considers to be without merit challenging the Exchange Transaction (described in Note 1 of the Notes to Consolidated Financial Statements). The Company intends to vigorously defend its interests regarding this litigation, including pursuing all available counterclaims and appeals. The legal responsibility and financial impact to the Company with respect to pending litigation cannot be presently ascertained.

Item 4.     Submission of Matters to A Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is traded on the American Stock Exchange (AMEX) under the Symbol “CPH.” The following table sets forth the quarterly high and low sales prices for the Common Stock for the fiscal periods indicated.

	High	Low

Fiscal 2001
Fourth Quarter	$3.63	$2.38
Third Quarter	3.69	2.38
Second Quarter	2.69	2.38
First Quarter	3.00	2.75
Fiscal 2002
Fourth Quarter	$5.30	$3.70
Third Quarter	4.03	2.60
Second Quarter	4.60	3.14
First Quarter	4.65	2.75

      Payment of dividends is within the discretion of the Company’s Board of Directors and holders of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. The Company has not paid dividends for over ten years, and has historically retained its earnings. The covenants in the Company’s syndicated loan documents have restrictions on permissible dividend payments to the Company from CPH LLC. There can be no assurance that such limits may not become more restrictive.

      On May 15, 2002, the Company had approximately 900 beneficial holders of its Common Stock.

Item 6.	Selected Financial Data

      The following selected consolidated financial data of the Company is presented as of and for the fiscal years ended February 28, 1998, February 28, 1999, February 29, 2000, February 28, 2001 and February 28, 2002. The selected financial data should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior years’ amounts to conform to the current year presentation.

	Last Day of February

	1998	1999	2000	2001	2002

	(Amounts in thousands, except per share amounts, ratios and operating data)
Income Statement Data:
Sales of homes and land	$191,098	$192,422	$290,791	$363,743	$298,701
Cost of sales	148,702	156,493	231,273	272,332	226,373
Impairment loss on real estate assets	8,000	—	—	—	—

Gross margin	34,396	35,929	59,518	91,411	72,328
Income (loss) from unconsolidated joint ventures	764	7,949	1,730	(874)	746
Selling, general and administrative expenses	(24,744)	(21,186)	(30,813)	(38,615)	(36,301)
Interest expense(1)	(14,264)	(17,842)	(22,141)	(35,707)	(28,932)
Interest and other income, net	1,391	1,381	1,513	1,927	1,367

Income (loss) from operations	(2,457)	6,231	9,807	18,142	9,208
Minority interest(2)	(469)	(1,850)	(2,835)	(5,628)	(159)

Income (loss) before provision (benefit) for income taxes and extraordinary item	(2,926)	4,381	6,972	12,514	9,049
Provision (benefit) for income taxes	(735)	1,095	1,745	1,786	2,757

Income (loss) before extraordinary item	(2,191)	3,286	5,227	10,728	6,292
Extraordinary item — gain on debt retired at less than face value, net of minority interest and taxes	—	—	955	1,461	—

Net income (loss)	$(2,191)	$3,286	$6,182	$12,189	$6,292

Earnings (loss) before extraordinary item per common share — basic and diluted	$(0.15)	$0.23	$0.37	$0.77	$0.43
Extraordinary item per common share	—	—	0.07	0.11	—

Earnings (loss) per common share — basic and diluted	$(0.15)	$0.23	$0.44	$0.88	$0.43

Weighted average common shares — basic	14,795	14,237	13,923	13,773	14,620

Weighted average common shares — diluted(3)	14,795	14,271	14,014	13,896	14,795

Sales of homes and land (including unconsolidated joint ventures)	$214,093	$271,372	$319,064	$426,447	$313,690

EBITDA(4)	$13,023	$23,991	$31,010	$49,679	$38,278
Interest incurred	$20,400	$22,300	$24,500	$25,700	$14,800
EBITDA coverage	0.64x	1.08x	1.27x	1.93x	2.59x

	Last Day of February

	1998	1999	2000	2001	2002

	(Amounts in thousands, except per share amounts, ratios and operating data)
Balance Sheet Data and Other Financial Data:
Real estate projects	$192,347	$261,333	$282,497	$259,873	$203,685
Total assets	251,655	324,763	358,281	309,412	250,195
Notes payable	36,714	91,489	125,809	110,223	116,265
Senior unsecured notes payable(5)	100,000	100,000	88,392	55,592	—
Minority interest(5)	30,061	30,032	33,594	7,743	—
Stockholders’ equity(5)	63,050	65,354	70,886	82,780	93,114
Stockholders’ equity per share	4.41	4.66	5.13	6.01	6.26
Ratio of debt to total capitalization	0.68	0.75	0.75	0.67	0.56
Operating Data (including unconsolidated joint ventures, in units):
Homes delivered	909	932	1,296	1,209	839
Total homes and lots delivered	969	982	2,006	2,199	1,134
Net new orders	919	1,053	1,397	1,155	782
Homes in backlog	376	497	598	512	194
Dollars in backlog	$115,000	$124,000	$166,400	$173,600	$74,300

(1)	Represents interest costs initially capitalized to real estate projects which are recognized as interest expense as homes and land are sold.

(2)	Includes the minority interest share of earnings in CPH LLC since the financial restructuring in fiscal year 1998.

(3)	Reflects dilution due to outstanding warrants and stock options. See Note 1 to the Consolidated Financial Statements.

(4)	EBITDA means earnings before interest expense, income taxes, depreciation, amortization, excluding accretion of negative goodwill and deferred gain, and extraordinary items. EBITDA is a widely accepted financial indicator of a company’s ability to service debt. However, EBITDA should not be considered as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of operating performance or as a measure of liquidity.

(5)	At February 28, 1998 and 1999, February 29, 2000 and February 28, 2001, respectively, minority interest includes $29.8 million, $29.9 million, $32.6 million and $7.7 million of capital in CPH LLC attributable to California Housing Finance, L.P. (“CHF”). At February 28, 1998 and 1999, February 29, 2000, February 28, 2001 and February 28, 2002, respectively, CPH LLC had total capital of $91.4 million, $92.5 million, $100.1 million, $109.5 million and $109.5 million and was the sole obligor for the balance of the Senior Unsecured Notes Payable, until they were repaid during fiscal 2002.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information is Subject to Risk and Uncertainty

      Certain statements in the financial discussion and analysis by management contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company’s successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, uncertainty arising from acts of terrorism and similar factors, availability to homebuilders of financing for acquisitions, development and construction, availability to homebuyers of permanent mortgages, interest rate levels and the demand for housing; supply levels of land, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

Results of Operations — General

      As is noted in Note 1 of the Notes to Consolidated Financial Statements presented herein, the Company is reporting its results on a consolidated basis with the results of its wholly-owned subsidiaries including CPH LLC. References to the Company in this Item 7 are, unless the context indicates otherwise, also references to such subsidiaries. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by project-specific entities.

      The following table illustrates the actual results of the Company’s operations, as well as the results including the Company’s unconsolidated joint ventures, for the past three fiscal years. The actual results have been adjusted to reflect the inclusion of the operating results of the Company’s unconsolidated joint ventures, including the portion attributable to the Company’s joint venture partners, in order to facilitate the discussion of the overall results in certain portions of the discussion below.

Results of Operations

(Amounts in thousands)

	Year Ended

	February 29, 2000		February 28, 2001		February 28, 2002

		Including		Including		Including
	Consolidated	Joint Ventures	Consolidated	Joint Ventures	Consolidated	Joint Ventures

Sales of homes and land	$290,791	$319,064	$363,743	$426,447	$298,701	$313,690
Cost of sales	231,273	254,666	272,332	319,951	226,373	239,113

Gross margin	$59,518	$64,398	$91,411	$106,496	$72,328	$74,577

      During fiscal 2000 and 2001, the amounts in the table above including joint ventures include $6 million and $63 million of revenue, respectively, representing 7 and 46 unit closings, respectively, in joint ventures which became Managed Projects as a result of the Exchange Transaction. During the year ended February 28, 2002, activity in these projects included 26 home closings and revenues of $45.2 million in three Managed Projects, for which the Company was responsible for construction and marketing activity and in which the Company’s sole economic interest is through management agreements.

      Prior to February 23, 2001, CPH, Inc. had an interest in various joint ventures (the “Divested Projects”) with an unaffiliated entity, CHF. The Company’s interest in these projects was typically as managing member with a 0.7% capital interest and a contingent profits interest (after payment of debt, return of capital and a preferred return) of approximately 30%. On that date and in a follow-on closing on May 31, 2001, the Company divested its interest in these assets in a transaction (the “Exchange Transaction”) in which CHF transferred to the Company its 32.07% interest in CPH LLC and in the Newport and Yucaipa homebuilding joint ventures in California in return for the Company’s capital and contingent profits interest in the Divested Projects and 1,235,000 newly issued shares of its non-voting Common Stock.

      As a result of the Exchange Transaction:

•	CPH, Inc. increased its ownership interest in CPH LLC, which had at the end of fiscal year 2002 a net worth of $109.5 million, from 68% to 100%.

•	CPH, Inc. also increased its ownership interest in the Newport Coast and Yucaipa projects in California from 68% to 100%.

•	The Company enhanced its business focus on homebuilding.

•	CPH LLC was able to substantially lower its borrowing costs by redeeming the remainder of its 12 3/4% Senior Notes and obtaining an unsecured syndicated revolving line of credit with an average borrowing cost of 5.5% in fiscal 2002.

•	CPH, Inc. eliminated the risk of being required to fund its portion of the future capital needs of the Divested Projects.

•	Including through earnings during the period, the Company has increased CPH, Inc.’s stockholder’s equity by $10.3 million since February 28, 2001, from $82.8 million to $93.1 million.

•	As the financial statement effects of the Exchange Transaction are fully realized, stockholders’ equity will further increase by the remaining $5.4 million in negative goodwill as well as the remaining $2.8 million of the deferred gain generated by the disposition of the Company’s non-core assets.

•	Once the accounting effects of the Exchange Transaction are fully realized, stockholder’s equity per share will have increased by $0.99 or 17% solely as a result of the transaction.

Fiscal 2002 (Year Ended February 28, 2002) Compared to Fiscal 2001 (Year Ended February 28, 2001)

      The Company reported income from operations of $9.2 million in fiscal 2002, as compared to income from operations of $18.1 million in fiscal 2001. The Company reported net income of $6.3 million, or $0.43 per share, in fiscal 2002, as compared to net income before extraordinary item of $10.7 million, or $0.77 per share, in fiscal 2001. The Company also experienced an extraordinary gain of $1.5 million, or $0.11 per share, in fiscal 2001, as a result of the retirement of debt at less than face value.

      On a consolidated basis, sales of homes and land decreased from $363.7 million in fiscal 2001 to $298.7 million in fiscal 2002. This decrease is due to a decrease in total home and lot closings, partially offset by an increase in the Company’s average sales price per home between periods. On a consolidated basis, home and lot closings decreased from 2,153 in fiscal 2001 to 1,081 in fiscal 2002. Sales of homes and land including unconsolidated joint ventures were $313.7 million for fiscal 2002 compared to $426.4 million for fiscal 2001. The decrease was due to a decrease in total unit closings from 2,199 for fiscal 2001 to 1,134 in fiscal 2002 partially offset by an increase in average sales price. Home closings declined from 1,209 in fiscal 2001 to 839 in fiscal 2002, including 46 and 53 homes, respectively, closed in unconsolidated joint ventures. The average home sales price increased from $315,000 in fiscal 2001 to $346,000 in fiscal 2002.

      The decrease in total unit closings was due primarily to a reduction in actively selling projects between periods, the Company’s exit from the Nevada market and an unusual level of lot closings in fiscal 2001. The increase in average sales price is due to the closing of a higher number of units in the higher-priced California market in fiscal 2002. The decrease in the Company’s backlog from 512 units at February 28, 2001 to 194 units at February 28, 2002 is also primarily due to a decrease in selling projects in certain of the Company’s markets and to a lesser extent, the reduction in backlog units in Nevada in connection with the Company’s exit from that market. The number of actively selling projects (not including the Managed Projects) has decreased from 26 at February 28, 2001 to 22 at February 28, 2002, which affected both backlog and net new orders. The

Company anticipates opening between 18 and 24 new communities over the next fiscal year in the following markets:

Approximate
	Number of	Approximate
Market	New Projects	Number of Lots

California	6-8	589-648
Texas	4-6	273-759
Arizona	5-6	511-699
Colorado	3-4	608-758

Total	18-24	1,981-2,864

      Certain of these projects contain lots which may ultimately be sold to other builders. The Company expects a net increase in selling projects of between 11 and 18 projects during fiscal 2003, due to the close out of between 6 and 7 currently selling projects.

      The Company’s gross margin decreased from 25.1% in fiscal 2001 to 24.2% in fiscal 2002, due to a change in the mix of closings to certain higher volume, lower-margin projects and the close out of certain less profitable projects. The gross margin, including unconsolidated joint ventures, decreased from 25.0% in fiscal 2001 to 23.8% in fiscal 2002.

      Selling, general and administrative expense of $36.3 million for fiscal 2002 decreased $2.3 million or 6.0% as compared to fiscal 2001 due primarily to a lower level of sales activity. As a percentage of revenue, selling, general and administrative expense increased from 10.6% in fiscal 2001 to 12.2% in fiscal 2002. The increased percentage was primarily due to lower volume of revenue in fiscal 2002.

      Income from unconsolidated joint ventures increased from a loss of $874,000 in fiscal 2001 to income of $746,000 in fiscal 2002, due to the establishment of certain reserves in connection with the wind down in fiscal 2001 of some of the older joint ventures, and the benefit of certain newer joint ventures generating profits in fiscal 2002.

      Interest and other income decreased from $1.9 million in fiscal 2001 to $1.4 million in fiscal 2002 and consists primarily of the results of operations of the Company’s mortgage broker operations, as well as certain financing and other transactions.

      Minority interest of $5.6 million in fiscal 2001 and $159,000 in fiscal 2002 primarily represents the share of income from CPH LLC and CPH Newport Coast, LLC attributable to CHF, until the Company acquired the remaining minority interest in CPH LLC on May 31, 2001.

      Interest incurred was $14.8 million in fiscal 2002, as compared to $25.7 million in fiscal 2001, while interest expensed was $28.9 million in fiscal 2002 as compared to $35.7 million in fiscal 2001. Due both to selling out of older projects with higher capitalized interest and the Company’s substantially reduced borrowing costs, the Company expects interest incurred and interest expensed to continue to drop in future periods. Substantially all interest costs are initially capitalized to real estate projects and are recognized as interest expense as homes and land are sold.

      The Company recorded a provision for income taxes of $2.8 million in fiscal 2002, as compared to $1.8 million in fiscal 2001. The effective tax rate was reduced from the statutory rate in fiscal 2002 due to the impact of amortizing negative goodwill, and in fiscal 2001 primarily through the reversal of the Company’s previously established valuation allowance. The valuation allowance was reduced to zero at February 28, 2001, and the Company expects its effective tax rate to approximate 40 percent in future years.

Fiscal 2001 (Year Ended February 28, 2001) Compared to Fiscal 2000 (Year Ended February 29, 2000)

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

      On a consolidated basis, sales of homes and land increased from $290.8 million in fiscal 2000 to $363.7 million in fiscal 2001. Home and lot closings increased from 1,978 in fiscal 2000 to 2,153 in fiscal 2001. Sales of homes and land including unconsolidated joint ventures were $426.4 million for fiscal 2001 compared to $319.1 million for fiscal 2000. The increase was due to an increase in total unit closings from 2,006 for fiscal 2000 to 2,199 in fiscal 2001 and an increase in average sales price. Home closings declined slightly from 1,296 in fiscal 2000 to 1,209 in fiscal 2001, including 28 and 46 homes, respectively, closed in unconsolidated joint ventures. The average home sales price increased from $233,000 in fiscal 2000 to $315,000 in fiscal 2001.

      The increase in total unit closings was due primarily to increased activity in the Company’s Colorado market and to a few significant lot sales. The increase in average sales price was due to the closing of a higher number of units in the higher-priced California market in fiscal 2001. The Company’s actual gross margin increased from 20.5% in fiscal 2000 to 25.1% in fiscal 2001, due to a change in the mix of closings to certain higher-margin projects. The gross margin including unconsolidated joint ventures increased from 20.2% in fiscal 2000 to 25.0% in fiscal 2001.

      As a percentage of revenue, selling, general and administrative expense remained stable at 10.6% in both fiscal 2000 and fiscal 2001. Selling, general and administrative expense of $38.6 million for fiscal 2001 increased $7.8 million or 25.3% as compared to fiscal 2000 due to a higher level of sales activity.

      Income from unconsolidated joint ventures decreased from $1.7 million fiscal 2000 to a loss of $874,000 in fiscal 2001, due to the establishment of certain reserves in connection with the wind down of some of the older joint ventures, as well as the fact that the profits from the newer joint ventures were being allocated primarily to cover preferred return on partner’s capital during fiscal 2001.

      Interest and other income increased from $1.5 million in fiscal 2000 to $1.9 million in fiscal 2001 and consists primarily of the results of operations of the Company’s mortgage broker operations, as well as certain financing and other transactions.

      Minority interest of $2.8 million in fiscal 2000 and $5.6 million in fiscal 2001 primarily represents the share of income from CPH LLC and CPH Newport Coast, LLC attributable to CHF.

      Interest incurred was $25.7 million in fiscal 2001, as compared to $24.5 million in fiscal 2000, while interest expensed was $35.7 million in fiscal 2001 as compared to $22.1 million in fiscal 2000. Substantially all interest costs are initially capitalized to real estate projects and are recognized as interest expense as homes and land are sold. As presented in the consolidated statements of operations, income from unconsolidated joint ventures for fiscal 2000 excludes the recognition of approximately $519,000 in interest previously capitalized to the lots contributed to MPE. Such interest costs are included in interest expense.

      The Company recorded a provision for income taxes of $1.8 million in fiscal 2001, as compared to $1.7 million in fiscal 2000. The effective tax rate in both years was reduced from the statutory rate by the use of available loss carryforwards. Such loss carryforwards have now been substantially fully utilized.

Liquidity and Capital Resources

      The Company’s principal cash requirements are for the acquisition, development, construction, marketing and overhead of its projects. When building inventory, the Company uses substantial amounts of cash that are generally obtained from borrowings, available cash flow from operations and partners’ contributions to joint ventures.

      At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project-specific entities. During the third quarter of fiscal 2002, CPH LLC entered into a senior unsecured revolving credit facility (“the Senior Facility”) with several participant banks. The facility has a maximum commitment of $125 million and a two year revolving term. Proceeds from this facility were used to pay down CPH LLC’s existing facilities and retire the remaining Senior Notes during the quarter ending November 30, 2001, as discussed below. The new credit facility has substantially more favorable pricing than the Senior Notes which have been retired.

      As of February 28, 2002, the Company has in place several credit facilities, including the Senior Facility, totaling $181 million (the “Facilities”) with various bank lenders (the “Banks”), of which approximately $109 million was outstanding. The Facilities other than the Senior Facility are secured by liens on various completed or under construction homes and lots held by CPH LLC, CPH Newport Coast, LLC and CPH Yucaipa I, LLC, all of which are wholly-owned subsidiaries. Pursuant to the Facilities, the Company and the wholly-owned subsidiaries are subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 2002, the Company and the wholly-owned subsidiaries were in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 28, 2002, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

      Homebuilding activity is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors. In addition, development work undertaken in certain of the Company’s joint ventures is financed through various non-recourse lending arrangements. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

      Management expects that cash flow generated from operations and from bank financing will be sufficient to cover the debt service and to fund CPH LLC’s current development and homebuilding activities for the reasonably foreseeable future, and expects that capital commitments from its joint venture partners and other bank facilities will provide sufficient financing for the operation of its joint ventures.

Interest Rates and Inflation

      The long-term impact of inflation on the Company is manifested in increased land prices, land development, construction and overhead costs balanced by increased sales prices. The Company generally contracts for land significantly before development and sales efforts begin and, accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes, land and other real estate properties may affect the Company’s profits. Since the sales prices of homes are fixed at the time of sale and the Company generally sells its homes prior to commencement of construction, any inflation of construction costs in excess of those anticipated may result in lower gross margins. The Company generally attempts to minimize that effect by entering into fixed-price contracts with its subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

      Housing demand, in general, is adversely affected by increases in interest costs, as well as materials and other costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect the Company’s interest costs. If the Company is unable to duplicate its past ability to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance a home purchase, the Company’s homebuilding revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford a new home.

Critical Accounting Policies

      The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Management evaluates its estimates and judgments, including those which impact its most critical accounting policies on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the following accounting policies are among the most important to accurately report the Company’s financial condition and results of operations and require among the most subjective or complicated judgments, which are subject to uncertainty and the potential for change in subsequent accounting periods:

Revenue Recognition, Real Estate Projects and Cost of Sales

      A sale is recorded and profit is recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. Examples of such circumstances would be if the Company sells and leases back a model home, or if the Company takes a buyer’s home in trade. The profit recorded by the Company is based on the calculation of cost of sales which is dependent on the Company’s allocation of costs, including a provision for estimated future warranty costs, as discussed below.

      Real estate projects are carried at cost, net of impairment losses, if any. Real estate projects consist primarily of raw land, lots under development, houses under construction and completed houses. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs, including projected indirect construction costs and carrying costs, are typically allocated to lots benefited within a project based upon relative sales values before construction. Onsite direct construction costs are allocated to the individual homes based upon the relative sales value of the homes. The estimation process involved in determining relative sales values is inherently uncertain because it involves estimates of current market values for land parcels before construction as well as future sales values of individual homes. The Company’s estimates of future sales values are supported by the Company’s budgeting process. Any estimate of future sales values is inherently uncertain because it requires estimates of current market conditions as well as future market events and conditions. The impact of applying the relative sales value method can be significant in the case where certain lots in a project are expected to command high premiums for views, lot size or other desirable attributes, in comparison with other lots within the same project. Additionally, in determining the allocation of costs to a particular land parcel or individual home, the Company relies on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs which have not yet been committed, or unforeseen issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and a related impact on gross margins in a specific reporting period. To reduce the potential for such distortion, the Company has set forth procedures which have been applied by the Company on a consistent basis, including assessing and revising project budgets on a monthly basis, obtaining, where possible, commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate costs. Management believes that the Company’s policies provide for reasonably dependable estimates to be used in the calculation and reporting of costs. The Company relieves its accumulated real estate projects through cost of sales and interest expense for the cost of homes sold.

Impairment of Real Estate Projects

      SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairments are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of assets. The estimation process used in determining the undiscounted cash flows of the assets is inherently uncertain because it involves estimates of future revenues and costs. As described more fully above, estimates of revenues and costs are supported by the Company’s budgeting process. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Management reviews all real estate projects for impairment on an ongoing basis.

      Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company’s real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair values.

Joint Ventures

      The Company has historically entered into joint ventures with financial partners in which the joint venture partner typically provides the majority of the capital and/or financing required for the project. The Company has utilized joint ventures in order to increase the ability of the Company to control real property and to diversify the Company’s sources of financing. The Company expects to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company.

      At the current time, the Company’s typical investment in most of its joint ventures consists of a percentage of the total capital required (typically ten percent or less) and after substantial completion of the project and after payment of all project expenses, return of invested capital together with a preferred return the Company participates in the profits of the project. The Company typically does not provide any financial or other credit enhancements in connection with these joint venture investments but sometimes provides operational agreements that it will complete construction. The Company accounts for these joint ventures on the equity method when the Company’s ownership is less than 50 percent, and on a consolidated basis when the Company’s ownership exceeds 50 percent.

Management Fees

      In connection with the joint ventures discussed above, the Company typically charges a management fee to the joint venture, representing reimbursement for overhead expenditures made by the Company on behalf of the joint venture project. These fees are typically based on a percentage of revenue within the joint venture and are collected over the life of the project. This reimbursement is included in the Company’s income statement as an offset to selling, general and administrative expense and is disclosed in Note 11 of the Notes to Consolidated Financial Statements. For unconsolidated joint ventures and Managed Projects, such amounts are recognized currently, and for consolidated joint ventures and subsidiaries, a portion of the fee related to homes which have not closed is deferred.

Related Party Transactions

      The Company has in place formal systems to identify, track and report related party transactions. The Company feels that all significant related party transactions have been properly accounted for and adequately disclosed. See Item 13 and Note 11 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased

Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for any business combinations initiated after June 30, 2001. Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning March 1, 2002. Upon adoption of this standard on March 1, 2002, the Company is required to accrete the remaining balance of negative goodwill through a cumulative effect of change in accounting principle, which will increase net income in fiscal 2003 by approximately $5.4 million, or approximately $0.37 per diluted share. Other than the accretion of the remaining negative goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the Company’s financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, which is discussed above, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risks related to fluctuations in interest rates on its debt. Under the new credit facility, the Company utilized interest rate swaps in order to fix the interest rate on $75 million of its variable rate debt. The Company has not used forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company’s sensitivity to hypothetical changes in interest rates as of February 28, 2002. Many of the statements contained in this section are forward looking and should be read in conjunction with the Company’s disclosures under the heading “Forward-Looking Statements.”

      The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund these expenditures. In addition, the Company has previously issued $100 million in fixed rate debt to provide longer-term financing. During fiscal 2002, the Company repurchased the remaining balance of Senior Notes.

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company’s earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect the Company’s future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based on the amount of variable rate debt outstanding at February 28, 2002, and holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in interest incurred for the coming year of approximately $300,000, including the impact of the interest rate swaps and discussed above.

      The table below details the principal amount and the average interest rates for debt for each category based upon the expected maturity dates. The carrying value of the Company’s variable rate debt approximates fair value due to the frequency of repricing of this debt. The Company’s fixed rate debt consists of various purchase money trust deed notes and other notes.

	Expected Maturity Date

	Year Ending February 28,
				Fair
	2003	2004	Total	Value

	(Dollars in thousands)
Liabilities:
Fixed rate debt	$7,596	$—	$7,596	$7,677
Average interest rate	13.34%	—	13.34%
Variable rate debt	$12,218	$96,451	$108,669	$108,669
Average interest rate	5.26%	4.21%	4.33%

      The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Capital Pacific Holdings, Inc.:

      We have audited the accompanying consolidated balance sheet of Capital Pacific Holdings, Inc. and subsidiaries as of February 28, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended February 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Pacific Holdings, Inc. and subsidiaries as of February 28, 2002, and the consolidated results of their operations and their cash flows for the year ended February 28, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Irvine, California

May 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of Capital Pacific Holdings, Inc.:

      We have audited the accompanying consolidated balance sheet of Capital Pacific Holdings, Inc. (a Delaware corporation) and subsidiaries as of February 28, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the two years in the period ended February 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Joint Ventures for the year ended February 29, 2000 (Notes 1 and 4), the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in the net income of these Joint Ventures was $1,197,000 for the year ended February 29, 2000. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based on the report of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Pacific Holdings, Inc. and subsidiaries as of February 28, 2001, and the results of their operations and their cash flows for the two years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California

May 16, 2001

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 28,	February 28,
	2001	2002

ASSETS
Cash and cash equivalents	$7,552	$5,080
Restricted cash	781	365
Accounts and notes receivable	25,082	14,537
Real estate projects	259,873	203,685
Property and equipment	—	971
Investment in and advances to unconsolidated joint ventures	5,273	8,549
Prepaid expenses and other assets	10,851	17,008

Total assets	$309,412	$250,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$46,684	$35,369
Notes payable	110,223	116,265
Senior unsecured notes payable	55,592	—

Total liabilities	212,499	151,634

Negative goodwill	6,390	5,447

Minority interest	7,743	—

Stockholders’ equity:
Common stock, par value $0.10 per share; 60,000,000 shares authorized; 16,230,000 shares issued; 13,767,311 and 14,878,711 shares outstanding, respectively	1,500	1,623
Additional paid-in capital	211,888	216,853
Accumulated deficit	(127,054)	(120,762)
Treasury stock	(3,554)	(4,080)
Accumulated other comprehensive income (loss)	—	(520)

Total stockholders’ equity	82,780	93,114

Total liabilities and stockholders’ equity	$309,412	$250,195

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended

	February 29,	February 28,	February 28,
	2000	2001	2002

Sales of homes and land	$290,791	$363,743	$298,701
Cost of sales	231,273	272,332	226,373

Gross margin	59,518	91,411	72,328
Income (loss) from unconsolidated joint ventures	1,730	(874)	746
Selling, general and administrative expenses	(30,813)	(38,615)	(36,301)
Interest expense	(22,141)	(35,707)	(28,932)
Interest and other income, net	1,513	1,927	1,367

Income from operations	9,807	18,142	9,208
Minority interest	(2,835)	(5,628)	(159)

Income before provision for income taxes and extraordinary item	6,972	12,514	9,049
Provision for income taxes	1,745	1,786	2,757

Income before extraordinary item	5,227	10,728	6,292
Extraordinary item — gain on debt retired at less than face value, net of minority interest and taxes	955	1,461	—

Net income	$6,182	$12,189	$6,292

Earnings per common share — basic and diluted:
Income before extraordinary item	$0.37	$0.77	$0.43
Extraordinary item	0.07	0.11	—

Net income	$0.44	$0.88	$0.43

Weighted average common shares — basic	13,923	13,773	14,620

Weighted average common shares — diluted	14,014	13,896	14,795

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended February 28, 2002
(In thousands, except shares)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Total

Balance, February 28, 1999	14,027,911	$1,500	$211,888	$(145,425)	$(2,609)	$—	$65,354
Repurchase of common stock	(212,000)	—	—	—	(650)	—	(650)
Net income	—	—	—	6,182	—	—	6,182

Balance, February 29, 2000	13,815,911	1,500	211,888	(139,243)	(3,259)	—	70,886
Repurchase of common stock and warrants	(48,600)	—	—	—	(295)	—	(295)
Net income	—	—	—	12,189	—	—	12,189

Balance, February 28, 2001	13,767,311	1,500	211,888	(127,054)	(3,554)	—	82,780
Issuance of non-voting common stock	1,235,000	123	4,965	—	—	—	5,088
Repurchase of common stock and warrants	(123,600)	—	—	—	(526)	—	(526)
Net income	—	—	—	6,292	—	—	6,292
Other comprehensive income (loss):
Interest rate swap	—	—	—	—	—	(520)	(520)

Balance, February 28, 2002	14,878,711	$1,623	$216,853	$(120,762)	$(4,080)	$(520)	$93,114

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended

	February 29,	February 28,	February 28,
	2000	2001	2002

Operating Activities:
Net income	$6,182	$12,189	$6,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on retirement of senior unsecured notes payable	(955)	(1,461)	—
Gain on sale of building	—	(1,040)	—
Depreciation and amortization	1,897	1,458	138
Accretion of deferred gain	—	—	(707)
Accretion of negative goodwill	—	—	(1,336)
Changes in operating assets and liabilities:
(Increase) decrease in accounts and notes receivable	(10,329)	(2,301)	10,545
(Increase) decrease in real estate projects	(21,164)	18,695	56,188
(Increase) decrease in prepaid expenses and other assets	2,020	(2,689)	(5,741)
Increase (decrease) in accounts payable and accrued liabilities	1,394	(1,517)	(13,189)
(Income) loss from unconsolidated joint ventures, including interest expense	(1,211)	874	(746)
Minority interest	3,424	5,628	159

Net cash provided by (used in) operating activities	(18,742)	29,836	51,603

Investing Activities:
Proceeds from sale of building	—	3,500	—
Purchases of property and equipment	(1,039)	(1,410)	(1,469)
Cash distributed with Divested Joint Ventures	—	(3,983)	—
Decrease (increase) in investments in and advances to unconsolidated joint ventures	9,133	5,162	(2,530)

Net cash provided by (used in) investing activities	8,094	3,269	(3,999)

Financing Activities:
Proceeds from notes payable	306,169	417,072	495,507
Principal payments of notes payable	(271,849)	(431,409)	(489,465)
Capital contributions (distributions) to minority interest, net	106	(660)	—
Retirement of senior unsecured notes payable	(9,521)	(29,650)	(55,592)
Repurchase of common stock and warrants	(650)	(295)	(526)

Net cash provided by (used in) financing activities	24,255	(44,942)	(50,076)

Net increase (decrease) in cash and cash equivalents	13,607	(11,837)	(2,472)
Cash and cash equivalents, beginning of year	5,782	19,389	7,552

Cash and cash equivalents, end of year	$19,389	$7,552	$5,080

Supplemental Disclosure of Cash and Non-Cash Activities:
Cash paid during the year for interest, all capitalized to real estate projects	$25,450	$27,614	$14,798

Cash paid during the year for income taxes	$—	$1,771	$6,491

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Non-Cash Activities:

      During fiscal 2001, the Company consummated an Exchange Transaction with CHF (see Note 1) which was an entirely non-cash transaction, other than the distribution to the Company of cash balances held by the Divested Joint Ventures. The transaction resulted in the elimination of a substantial portion of the Company’s minority interest and certain other accounts as summarized below:

      Assets and liabilities held by Divested Joint Ventures exchanged by the Company:

Cash	$(3,983)
Accounts receivable	(81)
Real estate projects	(3,929)
Property and equipment	(3,038)
Prepaid expenses and other assets	(213)
Accounts payable and accrued liabilities	103
Notes payable	1,249

$(9,892)

Summary of amounts recorded as a result of the Exchange Transaction:
Minority interest acquired	$31,685
Assets exchanged:
Divested Joint Ventures	(9,892)
Investment in unconsolidated joint ventures	(4,070)

17,723
Deferred income taxes and accrued expenses recorded	(4,805)
Adjustment of remaining property and equipment to zero	(2,994)
Deferred gain recorded	(3,534)
Negative goodwill recorded	(6,390)

$—

      During fiscal 2002, the Company issued 1,235,000 shares of non-voting common stock to CHF in return for CHF’s remaining 7% interest in CPH LLC in connection with the Exchange Transaction described in Note 1 to the financial statements. As a result CPH, Inc. owned 100% of CPH LLC. Below is a summary of amounts recorded as a result of this transaction:

Minority interest acquired	$7,902
Issuance of non-voting common stock	(5,088)
Deferred income taxes and accrued expenses recorded	(2,061)
Adjustment of remaining property and equipment to zero	(360)
Negative goodwill recorded	(393)

$—

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Organization, Operations and Summary of Significant Accounting Policies

Company Organization and Operations

      Capital Pacific Holdings, Inc. (“CPH, Inc.”), together with its subsidiaries, (the “Company”) conducts business principally under the names Capital Pacific Homes and, in Texas, Clark Wilson Homes.

      In fiscal year 1998, CPH, Inc. consummated an equity and restructuring transaction whereby CPH, Inc. and certain of its subsidiaries transferred to a newly formed entity, Capital Pacific Holdings, LLC (“CPH LLC”), substantially all of their respective assets and CPH LLC assumed all the liabilities of CPH, Inc. and its subsidiaries. An unaffiliated investment company, California Housing Finance, L.P. (“CHF”) then acquired a 32.07% minority interest in CPH LLC as a result of a cash investment of $30 million in CPH LLC. From fiscal 1998 through fiscal 2001, CPH, Inc. expanded its operating strategy to encompass the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties, primarily through 0.7% capital investments in limited liability companies, with approximately 99% of the capital for these projects being provided by CHF. CPH, Inc. and CHF had contingent profits interests (after repayment of debt, the costs of the project, invested capital and preferred return, typically 12%) of approximately 30% to CPH, Inc. and 70% to CHF.

      Effective February 23, 2001, CPH, Inc. and CHF consummated an interest exchange transaction (the “Exchange Transaction”), whereby CPH, Inc. exchanged its 0.7% capital interests and contingent profit interest in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated, (the “Divested Joint Ventures”) for approximately 78% of CHF’s interest in CPH LLC and all of CHF’s interests in certain residential joint ventures. At February 28, 2001 and during the three month period ended May 31, 2001, CPH, Inc. had a 93% interest in CPH LLC (as compared to 67.03% formerly), which had at February 28, 2001 total capital of $109.5 million, and CHF held a 7% minority interest (as compared to 32.07% formerly). As a result of the first portion of the Exchange Transaction, CPH Inc.’s interest in total capital of CPH LLC increased by 37% equal to $27.7 million. CPH, Inc. and CHF both had an option to convert CHF’s remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of CPH, Inc. at the equivalent of approximately $6.40 per share. This option was exercised by CPH, Inc. on May 31, 2001, thus, as of this date, CPH, Inc. owned 100% of CPH, LLC, and obtained an additional increment of CPH LLC’s total capital of $7.9 million. In addition, Capital Pacific Homes, Inc., a wholly-owned subsidiary of CPH, Inc., has entered into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components, (the “Managed Projects”), whereby CPH, Inc. is compensated for performing such services through a management fee arrangement including reimbursement of all project costs. As a result of the Exchange Transaction, CPH, Inc. has no further exposure to the economic or entitlement risks associated with the Divested Joint Ventures and the Managed Projects, including no obligation to provide any capital.

      The Exchange Transaction was accounted for as the simultaneous acquisition of CHF’s minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company’s interest in the Divested Joint Ventures. All of the investments received were investments in real estate housing developments. A substantial portion of the investments conveyed represented investments in similar real estate. For these exchanges of real estate assets for real estate assets, the Company recorded such amounts based upon their historical cost in accordance with EITF 98-8 and APB 29. The remaining investments conveyed were investments in various types of real estate developments, which were intended to be held for operation, and thus required fair value accounting. Only one of these entities (CPH Office building) had a fair value that was measurably different from its historical cost that resulted in a gain, which has been deferred, as discussed below.

      The Company performed a preliminary allocation of the fair value of CPH LLC as of the consummation date in accordance with APB 16. As such, the acquired assets and assumed liabilities were allocated a portion

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the purchase price (which was determined to be the historical cost of the assets conveyed by the Company) equal to their estimated fair values, which approximated historical cost. As a result, no gain was initially recognized, the remaining balance of the Company’s property and equipment was adjusted to zero at February 28, 2001, and again at May 31, 2001, and the balance of the transaction was recorded initially as negative goodwill. During fiscal 2002, the Company finalized its purchase price allocation with respect to the Exchange Transaction, whereby approximately $3.5 million of the amount previously assigned to negative goodwill was assigned to a gain on the disposition of one of the Divested Joint Ventures. Due to continuing involvement in the form of both consulting and lease arrangements between the Company and this Divested Joint Venture, this gain is being deferred and amortized over its expected life of five years. The Company’s consolidated balance sheet at February 28, 2001 reflects a reclassification of this deferred gain which is included in accounts payable and accrued liabilities. Negative goodwill in the amount of $6.8 million represents a portion of the positive difference between the Company’s basis in the assets acquired in the Exchange Transaction as compared to the assets which were divested. Both negative goodwill and the deferred gain are being accreted over five years, which accretion is included as a reduction in selling, general and administrative expenses. As further discussed below, due to a recently promulgated change in accounting principles, the remaining $5.4 million in unaccreted negative goodwill as of February 28, 2002 will increase net income in the first quarter of fiscal 2003 through a cumulative effect of change in accounting principle. The remaining $2.8 million of the deferred gain will continue to be accreted over the four years of its remaining expected life. The positive difference in book value immediately prior to the transaction between the ownership interests received by CPH, Inc. and the interests given by CPH, Inc. totaled $20.5 million.

      Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $475 million at February 28, 2002 in 50 residential projects. At February 28, 2002, CPH LLC, which is now 100% owned by the Company, had $212 million in assets and a net worth of $109.5 million. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify CPH, Inc. and its subsidiaries against liabilities arising from the projects owned by such entities. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member and under management agreements.

      References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the joint venture entities and its other subsidiaries. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

      The Company is a regional builder and developer with operations throughout selected metropolitan areas of California, Texas, Arizona and Colorado and, until recently, Nevada. The Company’s principal business activities are to build and sell single-family homes. The Company’s single-family homes are targeted to entry-level, move-up and luxury buyers.

      Approximately 43, 27, 11, 13 and 6 percent of the Company’s total revenues derived from the sale of homes and lots were in California, Texas, Arizona, Colorado and Nevada, respectively, for the year ended February 28, 2002.

      The Company’s business, and the markets which it serves in California, Texas, Arizona and Colorado are affected by local, national and world economic conditions and events, in particular by the level of mortgage interest rates, consumer confidence and real estate prices. The Company cannot predict whether mortgage interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, in particular mortgage interest rates, the Company’s operating results could be adversely impacted.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include projected revenues and costs of projects, which impact the allocation of costs to homes sold. Actual results could differ from estimated amounts.

Principles of Consolidation and Minority Interest in Joint Ventures

      The consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries and certain majority-owned joint ventures, as well as the accounts of CPH LLC, including the capital accounts of CPH LLC, which as of May 31, 2001 is 100% owned by the Company, totaling $110 million at February 28, 2002. All other investments (See Note 4) are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment

      Property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to thirty years using the straight-line method. During fiscal 2001, a building with a book value of $2,460,000 was sold, resulting in a gain of $1,040,000. In addition, a building with a book value of $3,038,000 was exchanged as part of the Exchange Transaction. As a result of the Exchange Transaction, the remaining balance of $2,994,000 in property and equipment was adjusted to zero at February 28, 2001 and again at May 31, 2001 in the amount $360,000.

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

      The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to Be Disposed Of.” SFAS No. 121 requires long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying SFAS No. 121, real estate under development is considered to be held for use whereas finished units are considered assets to be disposed of. In evaluating long-lived assets held for use, a review for impairment loss is triggered if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. Various assumptions and estimates are used to determine fair value in determining the amount of any impairment loss including, among others, estimated costs of construction, development and direct marketing, sales absorption rates, anticipated sales prices and carrying costs. The estimates used to determine any impairment adjustment can change materially in the near term as the economy in the Company’s key areas changes.

Negative Goodwill

      Negative goodwill recorded as a result of the Exchange Transaction was being accreted over five years. During fiscal 2002, the Company recorded accretion of $1.3 million which was included as a reduction in selling, general and administrative expenses. Due to a recently promulgated change in accounting principles,

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining balance of negative goodwill of $5.4 million at February 28, 2002 will increase income in the first quarter of fiscal 2003 through a cumulative effect of change in accounting principle.

Revenue Recognition

      The Company’s revenue recognition policy for the sales of homes and land follows the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” which specify minimum down payment requirements, financing terms and certain other requirements for sales of real estate.

      Income from sales of homes and land is recognized when title has passed, the buyer has met minimum down payment requirements and the terms of any notes received by the Company satisfy continuing investment requirements. At the time of sale, accumulated costs are relieved from real estate projects and charged to cost of sales and interest expense on a relative sales value basis.

      The Company recognizes fees paid to its wholly-owned mortgage brokerage operation from third-party lenders concurrent with the closing on the sale of the residential unit. Such fees are classified in “Interest and other income, net” in the Company’s consolidated statements of income.

Warranty Costs

      Estimated future warranty costs are accrued and charged to cost of sales for each home concurrent with the recognition of revenue upon satisfaction of the requirements of SFAS No. 66.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes.

Statements of Cash Flows

      For purposes of the consolidated statements of cash flows, short-term investments which have a maturity of 90 days or less from the date of purchase are considered cash equivalents.

Stock Options

      The Company accounts for equity-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” Entities electing to remain under APB Opinion No. 25 must make pro forma disclosures of net income or loss and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company has adopted the disclosure requirements of SFAS No. 123 and will continue accounting for stock options under APB Opinion No. 25.

Earnings Per Common Share

      The Company follows the provisions of SFAS No. 128, “Earnings Per Share.” This statement requires the presentation of both basic and diluted earnings per common share for financial statement purposes. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table below reconciles the components of the basic earnings per common share calculation to diluted earnings per common share (in thousands, except per share data):

	Year Ended			Year Ended			Year Ended
	February 29, 2000			February 28, 2001			February 28, 2002

	Income	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS

Basic Earnings Per Share:
Income available to common stockholders before extraordinary item	$5,227	13,923	$0.37	$10,728	13,773	$0.77	$6,292	14,620	$0.43
Effect of Dilutive Securities:
Warrants	—	—	—	—	—	—	—	51	—
Stock options	—	91	—	—	123	—	—	124	—

Diluted Earnings Per Share before extraordinary item	$5,227	14,014	$0.37	$10,728	13,896	$0.77	$6,292	14,795	$0.43

Comprehensive Income

      The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet (See Note 10).

Segment Reporting

      Effective February 28, 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Under the provisions of SFAS No. 131, the Company’s operations are conducted primarily under one segment, homebuilding, at this time.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for any business combinations initiated after June 30, 2001.

      Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning March 1, 2002. Upon adoption of this standard on March 1, 2002 the Company is required to accrete the remaining balance of negative goodwill through a cumulative effect of change in accounting principle, which will increase net income in fiscal 2003 by approximately $5.4 million, or approximately $0.37 per diluted share. Other than the accretion of the remaining negative goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the Company’s financial position or results of operations.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial position or results of operations.

Reclassifications

      Certain reclassifications have been made to certain prior year amounts in order to conform with the current year presentation.

2.	Restricted Cash

      The Company has restricted cash totaling $781,000 and $365,000 as of February 28, 2001 and 2002, respectively. Restricted cash primarily consists of deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

3.	Real Estate Projects

      Real estate projects consist of the following at February 28, 2001 and 2002 (in thousands):

	2001	2002

Land and improvements under construction	$229,207	$157,471
Completed residential homes	12,678	24,967
Completed model homes	17,988	21,247

	$259,873	$203,685

      Total interest costs incurred during the years ended February 29, 2000, February 28, 2001 and February 28, 2002 were $24,465,000, $25,696,000 and $14,798,000 respectively, all of which was initially capitalized to real estate projects.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments in and Advances to Unconsolidated Joint Ventures

      The Company is a general partner or a direct or indirect managing member and has a 50 percent or lesser ownership in 13 unconsolidated joint ventures at February 28, 2002. The Company’s net investment in and advances to unconsolidated joint ventures are as follows at February 28, 2001 and 2002 (in thousands):

	Capital	February 28,	February 28,
	Interest	2001	2002

Unconsolidated Joint Ventures:
JMP Canyon Estates, L.P.	10%	$162	$112
JMP Harbor View, L.P.	10%	609	318
Grand Coto Estates, L.P.	10%	231	546
M.P.E. Partners, L.P.	10%	983	989
LB/L — CPH Providence, LLC	10%	715	1,065
LB/L — CPH Longmont, LLC	10%	1,087	1,004
LB/L — CPH Laguna Street, LLC	10%	—	946
CPH Daily Ranch, L.P.	10%	—	3,103
CPH Banning-Lewis Ranch, LLC	—	—	200
Other	Various	—	266

		3,787	8,549
Divested Joint Ventures		1,486	—

		$5,273	$8,549

      The Company’s ownership interests in the unconsolidated joint ventures vary. Generally, the Company receives a portion of earnings although a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to terms in each venture’s agreement. In the case of Divested Joint Ventures which are now Managed Projects, the Company or its subsidiary manages the development of the project under a management contract which typically provides for the payment of a fee to compensate the Company for overhead expenditures as well as reimbursement of all direct project costs. The Company’s carrying amount in each of the unconsolidated joint ventures (and the Divested Joint Ventures prior to the Exchange Transaction) equals the underlying equity in the joint venture, and there are generally no significant amounts of undistributed earnings. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

      The Company uses the equity method of accounting for its investments in the unconsolidated 50 or less percent-owned joint ventures. The accounting policies of the entities are substantially the same as those of the Company.

      Following is summarized, combined financial information for the unconsolidated joint ventures at February 28, 2001 and 2002 (in thousands). The balance sheet information at both dates does not include the Divested Joint Ventures, but the income statement information for the years ended February 29, 2000 and

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 28, 2001 does reflect the results of the Divested Joint Ventures because the Company held an ownership interest in those entities for all of fiscal 2000 and substantially all of fiscal 2001:

	2001	2002

Assets
Cash	$512	$1,163
Real estate projects	14,620	94,818
Other assets	611	1,275

	$15,743	$97,256

	2001	2002

Liabilities and Equity
Accounts payable and other liabilities	$1,962	$2,752
Due to the Company	2,205	3,066
Notes payable	1,878	5,539

	6,045	11,357

Equity
The Company	1,278	5,260
Others	8,420	80,639

	9,698	85,899

	$15,743	$97,256

	2000	2001	2002

Income Statement
Sales of homes and land	$28,274	$62,704	$14,989
Interest and other income, net	16,296	16,214	2,146

	44,570	78,918	17,135
Costs and expenses	33,428	63,505	14,201

Net income	$11,142	$15,413	$2,934

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Notes Payable

      Notes payable at February 28, 2001 and 2002, are summarized as follows (in thousands):

	2001	2002

Senior unsecured revolving credit facility, bearing interest varying from LIBOR to prime, as selected by the Company, plus applicable margins	$—	$90,658
Notes payable to banks, including interest varying from prime plus one quarter percent to LIBOR plus four and one quarter percent, maturing between July 31, 2002 and November 30, 2003, secured by certain real estate projects on a non-recourse basis	88,272	18,011
Notes payable to banks, including interest at prime, secured by certain real estate projects on a recourse basis, refinanced during the quarter via the revolving credit facility	16,158	—
Other	5,793	7,596

	$110,223	$116,265

      During the third quarter of fiscal 2002, CPH LLC entered into a senior unsecured revolving credit facility with several participant banks. The facility has a maximum commitment of $125 million and a two year revolving term. At the option of the Company, borrowings under the agreement bear interest at LIBOR plus applicable margin (4.10 percent at February 28, 2002) or at prime plus applicable margin (5.00 percent at February 28, 2002). Proceeds from this facility were used to pay down certain of CPH LLC’s existing facilities and retire the remaining $55.6 million of Senior Notes at face value. In addition, the Company fixed the interest rate on $50 million and $25 million of borrowings at 5.68% and 5.62%, respectively, until September 2003 through interest rate swap agreements with a bank.

      At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project-specific entities. As of February 28, 2002, CPH LLC has in place several credit facilities with contingent availabilities totaling $181 million (the “Facilities”) with various bank lenders (the “Banks”), of which $109 million was outstanding. The Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC and CPH Newport Coast, LLC and CPH Yucaipa I, LLC, which are wholly-owned subsidiaries. Pursuant to the Facilities, CPH LLC and the wholly-owned subsidiaries are subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 2002, CPH LLC and the wholly-owned subsidiaries were in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 28, 2002, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

      Homebuilding activity is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors, including CHF. In addition, activity undertaken in certain of the Company’s joint ventures is financed through various non-recourse lending arrangements. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

      During the years ended February 29, 2000, February 28, 2001 and February 28, 2002, the highest month-end balance on notes payable was $126 million, $205 million and $168 million, respectively, and the weighted average outstanding balance was $111 million, $124 million and $124 million, respectively. The weighted average interest rates on notes payable during the years ended February 29, 2000, February 28, 2001 and February 28, 2002, were 9.0 percent, 10.0 percent and 6.2 percent, respectively. The weighted average interest

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates on notes payable at February 29, 2000, February 28, 2001 and February 28, 2002, were 9.7 percent, 8.4 percent and 5.1 percent, respectively.

      The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

As of
February 28,
Fiscal Years Ending:	2002

2003	$19,814
2004	96,451

Total	$116,265

6.     Senior Unsecured Notes Payable; Warrants

      In May, 1994, the Company issued $100 million principal amount of its 12 3/4 percent Senior Notes due May 1, 2002 (the “Notes”). In connection with the issuance of the Notes, the Company issued 790,000 warrants to purchase the Company’s common stock at a price of $3.30 per share, all of which are fully exercisable until May 1, 2002. Interest is due and payable on May 1 and November 1 of each year. The obligations associated with the Notes were transferred to CPH LLC. Effective May 1, 2001, the Notes became redeemable at the option of CPH LLC at par, plus accrued interest.

      During fiscal 2000 and 2001, the Company repurchased $11.6 and $32.8 million of the Notes (face value), respectively, resulting in an extraordinary gain of $955,000 and $1,461,000, respectively. During the third quarter of fiscal 2002, the Company redeemed at face value the remaining $55.6 million of Senior Notes utilizing the proceeds of CPH LLC’s senior unsecured revolving credit facility obtained after the closing of the Exchange Transaction.

      At February 28, 2001, unamortized bond issuance cost was $650,000, net of accumulated amortization of $5.2 million, which was being amortized over the term of the Notes utilizing the effective interest rate method. The balance of the unamortized bond issuance cost was fully amortized during fiscal 2002.

7.     Income Taxes

      The provision for income taxes consists of the following for the years ended February 29, 2000, February 28, 2001 and February 28, 2002 (in thousands):

	2000	2001	2002

Current
Federal	$745	$2,996	$6,237
State	700	865	1,317

	1,445	3,861	7,554

Deferred	300	(2,075)	(4,797)

Provision for income taxes	$1,745	$1,786	$2,757

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred income tax provision (benefit) at February 29, 2000, February 28, 2001 and February 28, 2002 results from the following temporary differences between financial and tax reporting (in thousands):

	2000	2001	2002

Accrued expenses	$22	$(921)	$(2,362)
Construction period expenses	197	569	(548)
Depreciation	(40)	(78)	(126)
Built-in losses	722	1,159	46
Net operating loss carryforward	(823)	1,950	—
Real estate projects	—	—	(2,399)
Property and equipment	—	—	498
Other	—	135	94
Increase (decrease) in valuation allowance	222	(4,889)	—

	$300	$(2,075)	$(4,797)

      The components of the Company’s deferred income tax asset as of February 28, 2001 and February 28, 2002 are as follows:

	2001	2002

Accrued expenses	$975	$3,337
Construction period expenses	1,878	2,426
Depreciation	14	140
Built-in losses	2,367	2,321
Real estate projects	(5,701)	(5,308)
Property and equipment	1,197	843
Other	(41)	(93)

	$689	$3,666

      A reconciliation of the income tax provision computed at the federal statutory rate and the income tax provision for financial reporting purposes for the years ended February 29, 2000, February 28, 2001 and February 28, 2002, are as follows:

	2000	2001	2002

Income taxes at statutory rate	34%	34%	35%
State income taxes, net of federal tax benefit	3	6	3
Franchise tax liability	2	3	2
Income tax accrued on Exchange Transaction	—	10	—
Reversal of valuation allowance	—	(39)	—
Accretion of negative goodwill	—	—	(8)
Utilization of loss carryforwards	(14)	—	—
Other	—	—	(2)

	25%	14%	30%

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Stockholders’ Equity

      In fiscal 1998, the Company announced a stock repurchase program whereby up to 1,000,000 shares of the Company’s outstanding common stock may be repurchased by CPH, Inc. or CPH LLC. As of February 28, 2002, 661,800 shares had been repurchased and held under this program. In addition, as of February 28, 2002, the Company has repurchased 373,511 of the warrants originally issued in connection with the issuance of the Senior Notes.

      In connection with the Exchange Transaction, the Company issued 1,235,000 shares of non-voting Common Stock to CHF. These shares are identical in all respects to the voting Common Stock of the Company with the exception of voting privileges.

9.     Stock Option Plan

      Effective February 28, 1995, the Board of Directors of the Company approved the 1995 Stock Incentive Plan (the “1995 Plan”). The 1995 Plan permits a committee designated by the Board of Directors to make awards to key employees and directors of the Company and its subsidiaries. Subject to various restrictions, awards could be in the form of stock options, restricted or unrestricted stock, stock appreciation rights or a combination of the above. The maximum number of shares or share equivalents that may be awarded under the 1995 Plan is 1,500,000.

      Options are granted to purchase shares at prices equal to the fair market value of the shares at the date of grant. The options vest over a one to five year period and are exercisable at various dates over one to 10 year periods. When the options are exercised, the proceeds will be credited to equity along with the related income tax benefits, if any.

      The following is a summary of the transactions relating to the Company’s stock option plan for the years ended February 29, 2000, February 28, 2001 and February 28, 2002:

	Fiscal 2000		Fiscal 2001		Fiscal 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	256,000	$2.75	463,000	$2.28	600,500	$2.37
Granted	250,000	1.88	250,000	2.50	—	—
Exercised	—	—	—	—	—	—
Canceled	(43,000)	2.75	(112,500)	2.39	(274,334)	2.43

Options outstanding, end of year	463,000	$2.28	600,500	$2.37	326,166	$2.32

Options exercisable at end of year	71,000		171,499		225,668

Options available for future grant	1,037,000		899,500		1,173,834

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information is provided pursuant to the requirements of SFAS No. 123. The fair value of each option granted during the years ended February 29, 2000 and February 28, 2001, is estimated using the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Fiscal 2000	Fiscal 2001

Dividend yield	0%	0%
Expected volatility	56.5%	25.8%
Risk-free interest rate	6.12%	5.88%
Expected life	5 years	5 years

      The 108,000, 134,833 and 83,333 options granted in fiscal 1999, 2000 and 2001, respectively, which remain outstanding as of February 28, 2002 have exercise prices of $2.75, $1.875 and $2.50, respectively, and a remaining contractual life of 6.92, 7.58 and 8.59 years, respectively. As of February 28, 2002, 225,668 of these options are exercisable. The per share fair value of all options granted during fiscal 2000 and 2001 was $1.03 and $0.87, respectively. No stock options were granted during fiscal 2002.

      During the years ended February 29, 2000, February 28, 2001 and February 28, 2002, no compensation expense was recognized related to the stock options granted, however, had compensation expense been determined consistent with SFAS No. 123 for the Company’s stock option grants for its stock-based compensation plan, the Company’s income before extraordinary item and diluted earnings per common share for the years ended February 29, 2000, February 28, 2001 and February 28, 2002 would approximate the pro forma amounts below (Dollars in thousands, except per share amounts):

	Fiscal 2000		Fiscal 2001		Fiscal 2002

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Income before extraordinary item	$5,227	$5,144	$10,728	$10,638	$6,292	$6,164
Diluted earnings per common share before extraordinary item	$0.37	$0.37	$0.77	$0.77	$0.43	$0.42

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

10.     Comprehensive Income and Implementation of SFAS No. 133

      Effective March 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge.

      The Company has various interest rate swap agreements which effectively fix the variable interest rate on a notional amount of $75 million of the senior unsecured revolving credit facility related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheet at February 28, 2002. The unrealized loss, as of February 28, 2002, of $520,000 is recorded in stockholders’ equity as accumulated other comprehensive loss.

      Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The Company believes that there will be no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss would be reclassified into future earnings. The net effect on the Company’s operating results is that interest on the variable-rate debt being hedged is recorded and paid based on fixed interest rates.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Related Party Transactions

      In fiscal 2000, the Company contributed cash totaling $3,278,000 to unconsolidated joint ventures. In fiscal 2001, the Company contributed cash totaling $1,244,000 to unconsolidated joint ventures. In fiscal 2002, the Company contributed cash totaling $4,039,000 to unconsolidated joint ventures.

      The Company has made reimbursable advances to unconsolidated joint ventures (including the Divested Joint Ventures) for construction and other expenditures. The balance of advances at February 29, 2000, February 28, 2001 and February 28, 2002 was $10,588,000, $3,725,000 and $3,220,000, respectively. These amounts are included in investment in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets. During fiscal 2000 and fiscal 2001, the Company charged interest totaling $1,422,000 and $338,000, respectively, to the joint ventures based on these advances.

      During fiscal 2000, 2001 and 2002, the Company recognized $12,446,000, $12,092,000 and $4,330,000, respectively, in construction overhead reimbursements from unconsolidated joint ventures (including the Divested Joint Ventures). Amounts are received pursuant to terms of the joint venture agreements, which generally specify a fixed payment per month over the anticipated period of development. Such amounts are included in selling, general and administrative expenses as a reimbursement of costs incurred in the accompanying income statements. As a result of the Exchange Transaction, the amount of overhead incurred, as well as the corresponding reimbursements, will decrease in the future years with respect to the Divested Joint Ventures.

      Included in accounts receivable at February 28, 2001 and February 28, 2002 is $1,805,000 and $270,000, respectively, of amounts owed from the Company’s various unconsolidated joint ventures to the Company’s wholly-owned subsidiary, Newport Design Center, Inc. for goods and services rendered.

      Effective February 23, 2001, CPH, Inc. and CHF consummated the Exchange Transaction, as further described in Note 1 above, whereby CPH, Inc. exchanged its 0.7% capital interests and contingent profit interest in the majority of the joint ventures capitalized by CHF including the Divested Joint Ventures for all of CHF’s interest in CPH LLC and all of CHF’s interests in certain residential joint ventures. As a result of the Exchange Transaction, as further described in Note 1 above, CPH, Inc.’s interest in total capital of CPH LLC increased by 48% or $35.6 million. As a result of the Exchange Transaction, as further described in Note 1 above, CPH, Inc. has no further exposure to the economic or entitlement risks associated with the Divested Joint Ventures and the Managed Projects, including no obligation to provide any capital. Once the accounting effects of the Exchange Transaction are fully realized, stockholder’s equity per share will have increased by $0.99 or 17% solely as the result of the transaction.

      Under the Exchange Transaction, the Company transferred its interests in the Divested Projects to Makallon, LLC (“Makallon”), which is beneficially owned by CHF and by a former director and officer of the Company, who is a relative of the Chairman of the Board of the Company. In connection with the Exchange Transaction, Capital Pacific Homes, Inc., a wholly-owned subsidiary of CPH, Inc., has entered into construction, management and marketing agreements with Makallon relating to the Managed Projects whereby CPH, Inc. will be compensated for performing such services through a management fee arrangement. In addition, the Company has entered into a lease agreement with Makallon for office space in one building owned by a certain joint venture controlled by Makallon. The original term of the lease is three years with the opportunity for multiple extensions at the Company’s option. During the fiscal year the Company paid Makallon approximately $400,000 for rent. As described above, in consideration for the assets given up in the Exchange Transaction, CPH, Inc. received a substantial increase to its equity in the homebuilding operations of CPH LLC and several other homebuilding joint ventures.

      During fiscal 2000 approximately $193,000 was paid to a company partially owned by a relative of the Chairman of the Board for services rendered in connection with website design and maintenance and the development of a virtual reality tour of certain of the Company’s model homes.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An officer of the Company purchased a home from the Company in fiscal 2001 for $1,450,000. During fiscal 2002, two different officers of the Company purchased homes from one of the Managed Projects for $1,451,000 and $976,000, respectively.

12.     Commitments and Contingencies

General

      Approximately $47,352,000 and $42,301,000 of performance bonds which have been issued on behalf of both CPH LLC and certain joint ventures, by which the Company has been indemnified, were outstanding at February 28, 2001 and February 28, 2002, respectively. The estimated cost to complete the development work related to the performance bonds is $33,147,000 and $13,267,000 at February 28, 2001 and February 28, 2002, respectively. The beneficiaries of these bonds are certain municipalities. Additionally, at February 28, 2002, CPH LLC has an outstanding letter of credit with a bank in the amount of $1,488,000.

      CPH LLC has entered into agreements to lease certain office equipment and facilities under operating leases which expire at various dates through fiscal year 2007. The facility leases generally provide that CPH LLC shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 28, 2002, are as follows (in thousands):

Fiscal Years Ending:

2003	$1,566
2004	1,172
2005	550
2006	222
2007	88

Total	$3,598

      Total rent expense was $769,000, $1,153,000 and $1,366,000 for the years ended February 29, 2000, February 28, 2001 and February 28, 2002, respectively.

      As discussed in Notes 1 and 4, CPH LLC is a general partner in certain joint venture partnerships. As a general partner, CPH LLC is liable for all debts of the partnerships without limitation to the respective partnership interest.

Dividends

      No dividends were declared or paid for the years ended February 29, 2000, February 28, 2001 and February 28, 2002.

Legal Proceedings

      The Company is involved in routine claims and litigation arising in the ordinary course of its business. A former senior executive officer of the Company has filed a suit styled in part as a shareholder derivative suit which the Company considers to be without merit challenging the Exchange Transaction (described in Note 1). The Company intends to vigorously defend its interests regarding this litigation, including pursuing all available counterclaims and appeals. Although the legal responsibility and financial impact with respect to pending claims and litigation cannot be presently ascertained.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Disclosures About Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

Cash and Equivalents — The carrying amount is a reasonable estimate of fair value. These assets primarily consist of short-term investments and demand deposits.

Notes Payable to Banks — These notes payable mature in two to three years. The rates of interest paid on the notes approximate the current rates available for secured real estate financing with similar terms and maturities.

Senior Unsecured Notes Payable Due 2002 — This issue was not publicly traded on a major exchange. Consequently, the fair value of this issue at February 28, 2001 is based on the repurchase closest to the year ended February 28, 2001. These Notes were redeemed during fiscal 2002.

Interest Rate Swaps — These instruments are accounted for in accordance with SFAS 133 and are marked to market at each reporting period.

      The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At February 28, 2001		At February 28, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and equivalents	$7,552	$7,552	$5,080	$5,080
Financial Liabilities:
Notes payable	110,223	110,223	116,265	116,346
Senior unsecured notes payable	55,592	51,978	—	—
Interest rate swaps	—	—	520	520

14.     Unaudited Summarized Quarterly Financial Data

      Summarized quarterly financial data for the years ended February 28, 2001 and February 28, 2002 is as follows (in thousands except per share data):

	Quarter

	First	Second	Third	Fourth	Total

2001:
Sales of homes and land	$65,034	$96,215	$84,583	$117,911	$363,743
Gross margin	14,388	22,893	21,438	32,692	91,411
Net income	$2,289	$2,544	$1,830	$5,526	$12,189

Earnings per common share — basic and diluted	$0.17	$0.18	$0.13	$0.40	$0.88

2002:
Sales of homes and land	$77,494	$81,206	$60,209	$79,792	$298,701
Gross margin	19,612	20,199	14,135	18,382	72,328
Net income	$1,430	$1,215	$872	$2,775	$6,292

Earnings per common share — basic and diluted	$0.10	$0.08	$0.06	$0.19	$0.43

REPORT OF INDEPENDENT AUDITORS

To the Partners

Grand Coto Estates, L.P.

      We have audited the accompanying statements of operations, partners’ capital (deficit) and cash flows of Grand Coto Estates, L.P., a California limited partnership (the “Partnership”), for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Grand Coto Estates, L.P. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Irvine, California
January 28, 2000

GRAND COTO ESTATES, L.P.

(a California limited partnership)

BALANCE SHEETS

December 31, 2000 and 2001

	2000	2001

	(Unaudited)	(Unaudited)
ASSETS
Cash	$51,213	$36,722
Other assets	48,445	360,544

	$99,658	$397,266

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued liabilities	$55,160	$582,480
Due to general partner	836,207	1,023,262

	891,367	1,605,742
Commitments and contingencies (Note 4)
Partners’ deficit	(791,709)	(1,208,476)

	$99,658	$397,266

See accompanying notes to financial statements.

GRAND COTO ESTATES, L.P.

(a California limited partnership)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1999, 2000 and 2001

	1999	2000	2001

		(Unaudited)	(Unaudited)
Sales	$37,557,500	$2,991	$—
Cost of sales	28,116,357	(259,449)	413,887

Gross profit	9,441,143	262,440	(413,887)
Other expenses (income):
Selling and marketing	2,650,480	4,800	4,010
Other income	(18,032)	—	(1,130)

Net income (loss)	$6,808,695	$257,640	$(416,767)

See accompanying notes to financial statements.

GRAND COTO ESTATES, L.P.

(a California limited partnership)

STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

For the Years Ended December 31, 1999, 2000 and 2001

	IHP
	Investment	Capital Pacific
	Fund I, L.P.	Holdings, LLC	Total

Balance — December 31, 1998	15,350,982	1,455,136	16,806,118
Contributions from partners	7,688,262	2,801,787	10,490,049
Distributions to partners	(27,318,352)	(7,916,505)	(35,234,857)
Net income	3,686,647	3,122,048	6,808,695

Balance — December 31, 1999	(592,461)	(537,534)	(1,129,995)
Contributions from partners	67,602	67,602	135,204
Distributions to partners	—	(54,558)	(54,558)
Net income	128,820	128,820	257,640

Balance — December 31, 2000 (unaudited)	$(396,039)	$(395,670)	$(791,709)
Net loss	(208,383)	(208,384)	(416,767)

Balance — December 31, 2001 (unaudited)	$(604,422)	$(604,054)	$(1,208,476)

See accompanying notes to financial statements.

GRAND COTO ESTATES, L.P.

(a California limited partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1999, 2000 and 2001

	1999	2000	2001

		(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$6,808,695	$257,640	$(416,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Changes in operating assets and liabilities
Real estate inventories	20,164,994	—	—
Due from general partner	56,467	—	—
Other assets	(33,386)	58,435	(312,099)
Accounts payable and accrued liabilities	(2,651,401)	(1,242,017)	527,320
Due to general partner	176,493	659,714	187,055

Net cash provided by (used in) operating activities	24,521,862	(266,228)	(14,491)

Financing Activities
Capital contributions from partner	10,490,049	135,204	—
Capital distributions to partners	(35,234,857)	(54,558)	—

Net cash (used in) provided by financing activities	(24,744,808)	80,646	—

Net decrease in cash	(222,946)	(185,582)	(14,491)
Cash — beginning of year	459,741	236,795	51,213

Cash — end of year	$236,795	$51,213	$36,722

See accompanying notes to financial statements.

GRAND COTO ESTATES, L.P.

(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

1.     Organization and Summary of Significant Accounting Policies

     Organization

      Grand Coto Estates, L.P., a California limited partnership (the “Partnership”), was formed on October 30, 1996 in accordance with the provisions of the laws of the State of California for the purpose of developing and selling 93 single-family homes in Coto de Caza, California (the “Project”). The general partner, Peters Ranchland Company, Inc. (“Peters”), and the limited partner, IHP Investment Fund I, L.P. (“IHP”), each owned a 50% interest in the Partnership at inception. On October 1, 1997, Peters transferred its interest in the Partnership to Capital Pacific Holdings, LLC (“CPH”).

      The Partnership Agreement provides that cash flows, as defined, are distributed to the partners first, in the amount of the adjusted GAAP profit component (as defined) from the sale of each home, in accordance with their percentage interests; second, in satisfaction of unpaid preferred returns; third, for payment of partners’ capital contributions; fourth, in accordance with their percentage interests.

      Net income is allocated to the partners in the following order of priority: first, to recover any net losses allocated previously; second, to the extent of and in proportion to the amount by which cash flow distributed in satisfaction of preferred returns and the adjusted GAAP profit component (as defined in the partnership agreement) exceeds previously allocated net income; thereafter, in accordance with their percentage interests. Net losses are allocated first, to the general partner up to $2,076,921 plus all previously allocated net income; second, to the limited partner until the limited partner’s capital account is reduced to zero; any remaining losses are allocated to the general partner.

      Certain distributions reflected in the statement of partners’ capital were not in accordance with the provisions of the partnership agreement and it is management’s and the partners’ intent to cumulatively adjust future contributions and distributions of the Partnership to reflect the provisions of the partnership agreement.

      The partnership agreement provides, among other things, that the partners shall be entitled to receive a preferred return on contributed capital computed using an interest rate equal to prime plus 2%.

     Use of Estimates

      The preparation of the Partnership’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1999 and revenues and expenses in the period ended December 31, 1999. Actual results could materially differ from those estimates in the near term.

     Real Estate Inventories

      Real estate inventories include direct and indirect land costs, offsite costs and onsite improvement costs, project commitment fees and builder overhead fees which are capitalized to the real estate project. Selling and marketing costs are expensed as incurred.

      The Partnership complies with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”). SFAS No. 121 requires the Partnership to review the Project whenever events or changes in circumstances indicate that the cost basis of such assets may not be recoverable. If the cost basis of the Project is greater than the projected future net cash flows from the Project, an impairment loss is recognized. Impairment losses are calculated as the difference between the Project’s cost basis and its estimated fair value, net of disposal costs on completed units, if any. No impairment losses were recorded in December 31, 1999,

GRAND COTO ESTATES, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS — (Continued)

accordingly, the Project was carried at its historical cost basis. The Partnership sold all of its remaining homes in 1999, therefore, there is no inventory balance as of December 31, 1999.

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

2.     Real Estate Inventories

      During 1999, the Project’s remaining 45 homes were sold. At December 31, 1999, included in accounts payable and accrued liabilities is $1,155,219 of estimated costs to complete the development of the Project and $141,958 of warranty cost reserves.

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

      The following fees were paid to the partners and capitalized to the Project during the year ended December 31, 1999:

Commitment fees paid to IHP	$—
Builder overhead fees paid to CPH	218,920

$218,920

4.     Commitments and Contingencies

      The Partnership’s commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s financial position.

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

REPORT OF INDEPENDENT AUDITORS

To the Partners

M.P.E. Partners, L.P.

      We have audited the accompanying statements of operations, partners’ capital (deficit) and cash flows of M.P.E. Partners, L.P., a California limited partnership (the “Partnership”), for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of M.P.E. Partners, L.P. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Irvine, California

January 28, 2000

M.P.E. PARTNERS, L.P.

(a California limited partnership)

BALANCE SHEETS

December 31, 2000 and 2001

	2000	2001

	(Unaudited)	(Unaudited)
ASSETS
Cash	$323,102	$232,466

	$323,102	$232,466

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued liabilities	$542,621	$127,898
Due to partners	471,683	323,290

	1,014,304	451,188
Commitments and contingencies (Note 4)
Partners’ deficit	(691,202)	(218,722)

	$323,102	$232,466

See accompanying notes to financial statements.

M.P.E. PARTNERS, L.P.

(a California limited partnership)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1999, 2000 and 2001

	1999	2000	2001

		(Unaudited)	(Unaudited)
Sales	$24,345,000	$—	$—
Cost of sales	19,039,542	—	(478,095)

Gross profit	5,305,458	—	478,095
Other expenses:
Selling and marketing	2,701,810	1,600	5,615
Other	17,045	—	—

Net income (loss)	$2,586,603	$(1,600)	$472,480

See accompanying notes to financial statements.

M.P.E. PARTNERS, L.P.

(a California limited partnership)

STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

For the Years Ended December 31, 1999, 2000 and 2001

	IHP
	Investment	Capital Pacific
	Fund I, L.P.	Holdings, LLC	Total

Balance — December 31, 1998	11,908,276	1,917,752	13,826,028
Contributions from partner	6,149,660	—	6,149,660
Distributions to partners	(21,609,165)	(1,700,445)	(23,309,610)
Net income	1,677,956	908,647	2,586,603

Balance — December 31, 1999	(1,873,273)	1,125,954	(747,319)
Contributions from partner	57,717	—	57,717
Net loss	(1,494)	(106)	(1,600)

Balance — December 31, 2000 (unaudited)	$(1,817,050)	$1,125,848	$(691,202)
Net income (loss)	915,272	(442,790)	472,480

Balance — December 31, 2001 (unaudited)	$(901,778)	$683,058	$(218,722)

See accompanying notes to financial statements.

M.P.E. PARTNERS, L.P.

(a California limited partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1999, 2000 and 2001

	1999	2000	2001

		(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$2,586,603	$(1,600)	$472,480
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Changes in operating assets and liabilities
Receivables and other assets	275,698	2,846	—
Real estate inventories	16,102,348	—	—
Accounts payable and accrued liabilities	(2,042,853)	(280,767)	(414,723)
Due to partners	346,797	15,748	(148,393)

Net cash provided by (used in) operating activities	17,268,593	(263,773)	(90,636)

Financing Activities
Capital contributions from partners	6,149,660	57,717	—
Capital distributions to partners	(23,309,610)	—	—

Net cash (used in) provided by financing activities	(17,159,950)	57,717	—

Net increase (decrease) in cash	108,643	(206,056)	(90,636)
Cash — beginning of period	420,515	529,158	323,102

Cash — end of period	$529,158	$323,102	$232,466

See accompanying notes to financial statements.

M.P.E. PARTNERS, L.P.

(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

1.     Organization and Summary of Significant Accounting Policies

     Organization

      M.P.E. Partners, L.P., a California limited partnership (the “Partnership”), was formed on March 14, 1997 (inception) in accordance with the provisions of the laws of the State of California for the purpose of developing and selling 51 single-family homes in Tarzana, California (the “Project”). The general partner, Peters Ranchland Company, Inc. (“Peters”), and the limited partner, IHP Investment Fund I, L.P. (“IHP”), each owned a 50% interest in the Partnership at inception. On October 1, 1997, Peters transferred its interest in the Partnership to Capital Pacific Holdings, LLC (“CPH”).

      The partnership agreement provides that cash flows, as defined, are distributed to the partners first, in the amount of the adjusted GAAP profit component (as defined) from the sale of each home, in accordance with their percentage interests; second, in satisfaction of unpaid preferred returns; third, for payment of partners’ capital contributions in accordance with their percentage interests; any remaining cash flows are distributed to the partners in accordance with their percentage interests.

      Net income is allocated to the partners in the following order of priority: first, to recover any net losses allocated previously; second, to the extent of and in proportion to the amount by which cash flow distributed in satisfaction of preferred returns and the adjusted GAAP profit component (as defined in the partnership agreement) distributed from the sale of each home exceeds previously allocated profits; third, to the extent other cash flows distributed, as defined, exceed previously allocated net income; thereafter, in accordance with their percentage interests. Net losses are allocated first, to the general partner up to $4,063,045 plus all previously allocated net income; second, to the limited partner until the limited partner’s capital account is reduced to zero; any remaining losses are allocated to the general partner.

      Certain distributions reflected in the statement of partners’ capital were not in accordance with the provisions of the partnership agreement and it is management’s and the partners’ intent to cumulatively adjust future contributions and distributions of the Partnership to reflect the provisions of the partnership agreement.

      The partnership agreement provides, among other things, that the partners shall be entitled to receive a preferred return on contributed capital computed at the rate of prime plus 1%. As of December 31, 1999, the Partnership has unpaid preferred returns of $0 on IHP’s capital contributions, and $307,434 on CPH’s capital contributions.

     Use of Estimates

      The preparation of the Partnership’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1999 and revenues and expenses for the year ended December 31, 1999. Actual results could materially differ from those estimates in the near term.

     Real Estate Inventories

      Real estate inventories include direct and indirect land costs, offsite costs and onsite improvement costs, project commitment fees and builder overhead fees which are capitalized to the Project. Selling and marketing costs are expensed as incurred.

      The Partnership complies with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS

M.P.E. PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS — (Continued)

No. 121”). SFAS No. 121 requires the Partnership to review the Project whenever events or changes in circumstances indicate that the cost basis of the Project may not be recoverable. If the cost basis of the Project is greater than the projected future net cash flows from the Project, an impairment loss is recognized. Impairment losses are calculated as the difference between the Project’s cost basis and its estimated fair value, net of disposal costs on completed units, if any. No impairment losses were recorded in 1999. Accordingly, the Project was carried at its historical cost basis. The Partnership sold all of its remaining homes in 1999, therefore, there is no inventory balance at December 31, 1999.

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

2.     Real Estate Inventories

      During 1999, the Project’s remaining 20 homes were sold. At December 31, 1999, included in accounts payable and accrued liabilities is $552,475 of estimated costs to complete the development of the Project and $270,913 of warranty cost reserves.

3.     Related Party Transactions

      The Partnership acquired the Project on April 11, 1997 from a related party, Capital Pacific Holdings, Inc. and two other affiliates (collectively, “CPH, Inc.”), for $12,392,547, utilizing IHP’s initial cash contribution.

      CPH, Inc. incurred certain costs in connection with the development of the Partnership’s models and sales office. In accordance with the Partnership Agreement, $2,710,000 was credited to CPH’s capital account relating to these development costs.

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

M.P.E. PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following fees were paid to the partners and capitalized to the Project during the year ended December 31, 1999:

Commitment fees paid to IHP	$—
Builder overhead fees paid to CPH	267,913

$267,913

      The amounts due to the partners as of December 31, 1999 consist of amounts due to CPH for the payment of builder overhead fees and development fees.

4.     Commitments and Contingencies

      The Partnership’s commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Partnership’s financial position.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 4, 2002 the Company filed a report on Form 8-K, regarding a change in the Registrant’s certifying accountant from Arthur Andersen LLP (“Andersen”) to Ernst & Young LLP.

      The Report of Independent Public Accountants of Andersen on the consolidated financial statements of Capital Pacific Holdings as of February 28, 2001 and February 29, 2000 and for each of the three years in the period ended February 28, 2001 contained no adverse opinions or disclaimers of opinion, nor were such reports qualified as to uncertainty, audit scope or accounting principles. During such periods and through March 29, 2002, (i) there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement, and (ii) Andersen has not advised the registrant of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission no later than June 28, 2002 (the “Proxy Statement”).

Item 11.     Executive Compensation

      The information required by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference to the Company’s definitive Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference to the Company’s definitive Proxy Statement.

PART IV

Item 14.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report:

1. Financial Statements. The following Financial Statements, together with the Notes thereto and Reports of Independent Auditors and Public Accountants thereon, are included in Part II, Item 8 of this report.

Capital Pacific Holdings, Inc.
Report of Independent Auditors
Report of Independent Public Accountants
Consolidated Balance Sheets as of February 28, 2001 and 2002
Consolidated Statements of Income for the years ended February 29, 2000 and February 28, 2001 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended February 29, 2000 and February 28, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended February 29, 2000 and February 28, 2001 and 2002
Notes to Consolidated Financial Statements

Grand Coto Estates, L.P.
Report of Independent Auditors
Balance Sheets as of December 31, 2000 (unaudited) and 2001 (unaudited)
Statements of Operations for the years ended December 31, 1999, 2000 (unaudited) and 2001 (unaudited)
Statements of Partners’ Capital (Deficit) for the years ended December 31, 1999, 2000 (unaudited) and 2001 (unaudited)
Statements of Cash Flows for the years ended December 31, 1999, 2000 (unaudited) and 2001 (unaudited)
Notes to Financial Statements

M.P.E. PARTNERS, L.P.
Report of Independent Auditors
Balance Sheets as of December 31, 2000 (unaudited) and 2001 (unaudited)
Statements of Operations for the years ended December 31, 1999, 2000 (unaudited) and 2001 (unaudited)
Statements of Partners’ Capital (Deficit) for the years ended December 31, 1999, 2000 (unaudited) and 2001 (unaudited)
Statements of Cash Flows for the years ended December 31, 1999, 2000 (unaudited) and 2001 (unaudited)
Notes to Financial Statements

2. Exhibits

Exhibit
Number	Description

3.1	Third Restated Certificate of Incorporation of the Registrant.
3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
4.1	See the Articles of Incorporation and Bylaws of the Registrant (Exhibits 3.1 – 3.2).
10.1	Capital Pacific Holdings, Inc. Stock Incentive Agreement (Non-Qualified). (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Arthur Andersen LLP.

      (b) Reports on Form 8-K

      A report on Form 8-K was filed on March 9, 2001, regarding the Interest Exchange Agreement between the Registrant and California Housing Finance, L.P.

      A report on Form 8-K was filed on April 4, 2002, regarding a change in the Registrant’s certifying accountant from Arthur Andersen LLP to Ernst & Young LLP.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Newport Beach, State of California, on May 29, 2002.

CAPITAL PACIFIC HOLDINGS, INC.

By	/s/ HADI MAKARECHIAN

Hadi Makarechian
Chairman of the Board,
Chief Executive Officer and President

Date: May 29, 2002

      KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Hadi Makarechian and Steven O. Spelman, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for each person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully and to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue of the powers herein granted.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HADI MAKARECHIAN Hadi Makarechian	Chairman of the Board, Chief Executive Officer and President	May 29, 2002

/s/ STEVEN O. SPELMAN, JR. Steven O. Spelman, Jr.	Chief Financial Officer and Corporate Secretary	May 29, 2002

/s/ KARLHEINZ M. KAISER Karlheinz M. Kaiser	Director	May 29, 2002

/s/ ALLAN L. ACREE Allan L. Acree	Director	May 29, 2002

/s/ WILLIAM J. HADAWAY William J. Hadaway	Director	May 29, 2002

EXHIBIT INDEX

Sequential
Exhibit		Page
Number	Description	Number

3.1	Third Restated Certificate of Incorporation of the Registrant.
3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998)
4.1	See the Articles of Incorporation and Bylaws of the Registrant (Exhibits 3.1 – 3.2)
10.1	Capital Pacific Holdings, Inc. Stock Incentive Agreement (Non-Qualified). (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP
23.2	Consent of Arthur Andersen LLP