Form 10-K/A
period 2002-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 2002-06-17
CIK 813945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Land Acquisition

      For typical residential developments, CPH LLC tries to purchase and hold land in amounts sufficient to support home production and sales over a 24 to 48 month period. CPH LLC also tries to maintain additional supplies of land through options and other means. CPH LLC typically does not acquire and hold land for speculative investment, but on several occasions has sold some or all of the lots in a project simultaneously with the acquisition of such lots by CPH LLC.

      CPH LLC typically considers numerous factors when analyzing the suitability of land for acquisition and development including, but not limited to, proximity to existing developed areas; population growth patterns; availability of existing community services (i.e., utilities, schools and transportation); employment growth rates; anticipated absorption rates for new housing; and the estimated cost of development.

      CPH LLC tries to avoid speculative building by constraining project phase sizes, and entitlement risks by acquiring entitled land when practicable and acquiring lots through the use of options, development agreements and joint ventures with lot owners, when available on favorable terms. Additionally, by forming joint ventures with various sources of capital, the Company has been able to obtain access to additional capital and construction financing to expand the number of lots the Company controls and to spread project risk.

      Due to increased competition and in some markets a declining supply of favorably priced lots, the Company continues to consider opportunities to purchase unentitled land, re-entitle land, and acquire larger positions in land tracts than can practically be utilized by the Company’s homebuilding operations. Where possible and appropriate, the Company will seek outside capital and pursue such activities through joint ventures. In general, and particularly within CPH LLC, all such activities are closely related to CPH LLC’s homebuilding activities.

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

      Effective February 23, 2001, CPH, Inc. and CHF consummated an interest exchange transaction (the “Exchange Transaction”), whereby CPH, Inc. exchanged its 0.7% capital interests and contingent profit interest in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated, (the “Divested Joint Ventures”) for approximately 78% of CHF’s interest in CPH LLC and all of CHF’s interests in certain residential joint ventures. At February 28, 2001 and during the three month period ended May 31, 2001, CPH, Inc. had a 93% interest in CPH LLC (as compared to 67.03% formerly), which had at February 28, 2001 total capital of $109.5 million, and CHF held a 7% minority interest (as compared to 32.07% formerly). As a result of the first portion of the Exchange Transaction, CPH Inc.’s interest in total capital of CPH LLC increased by 37% equal to $27.7 million. CPH, Inc. and CHF both had an option to convert CHF’s remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of CPH, Inc. at the equivalent of approximately $6.40 per share. This option was exercised by CPH, Inc. on May 31, 2001, thus, as of this date, CPH, Inc. owned 100% of CPH LLC, and obtained an additional increment of CPH LLC’s total capital of $7.9 million. In addition, Capital Pacific Homes, Inc., a wholly-owned subsidiary of CPH, Inc., has entered into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components, (the “Managed Projects”), whereby CPH, Inc. is compensated for performing such services through a management fee arrangement including reimbursement of all project costs. As a result of the Exchange Transaction, CPH, Inc. has no further exposure to the economic or entitlement risks associated with the Divested Joint Ventures and the Managed Projects, including no obligation to provide any capital.

      The Exchange Transaction was accounted for as the simultaneous acquisition of CHF’s minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company’s interest in the Divested Joint Ventures. All of the investments received were investments in real estate housing developments. A substantial portion of the investments conveyed represented investments in similar real estate. For these exchanges of real estate assets for real estate assets, the Company recorded such amounts based upon their historical cost in accordance with EITF 98-8 and APB 29. The remaining investments conveyed were investments in various types of real estate developments, which were intended to be held for operation, and thus required fair value accounting. Only one of these entities (CPH Newport Office Building, LLC) had a fair value that was measurably different from its historical cost that resulted in a gain, which has been deferred, as discussed below.

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

Principles of Consolidation and Minority Interest in Joint Ventures

      The consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries and certain majority-owned joint ventures, as well as the accounts of CPH LLC, including the capital accounts of CPH LLC, which as of May 31, 2001 is 100% owned by the Company, totaling $109.5 million at February 28, 2002. All other investments (See Note 4) are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 121 requires long-lived assets that are expected to be held and used in operations are to be carried at the lower of cost or, if impaired, the fair value of the asset, rather than the net realizable value. Long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying SFAS No. 121, real estate under development is considered to be held for use whereas finished units are considered assets to be disposed of. In evaluating long-lived assets held for use, a review for impairment loss is triggered if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. Various assumptions and estimates are used to determine fair value in determining the amount of any impairment loss including, among others, estimated costs of construction, development and direct marketing, sales absorption rates, anticipated sales prices and carrying costs. The estimates used to determine any impairment adjustment can change materially in the near term as the economy in the Company’s key areas changes.

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

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments in and Advances to Unconsolidated Joint Ventures

      The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 13 unconsolidated joint ventures at February 28, 2002. The Company’s net investment in and advances to unconsolidated joint ventures are as follows at February 28, 2001 and 2002 (in thousands):

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

      Under the Exchange Transaction, the Company transferred its interests in the Divested Projects to Makallon, LLC (“Makallon”), which is beneficially owned by CHF and by a former director and officer of the Company, who is a relative of the Chairman of the Board of the Company. In connection with the Exchange Transaction, Capital Pacific Homes, Inc., a wholly-owned subsidiary of CPH, Inc., has entered into construction, management and marketing agreements with Makallon relating to the Managed Projects whereby CPH, Inc. will be compensated for performing such services through a management fee arrangement. In addition, the Company has entered into a lease agreement with Makallon for office space in one building owned by a certain joint venture controlled by Makallon. The original term of the lease is three years with the opportunity for multiple extensions at the Company’s option. During fiscal 2002 the Company paid Makallon approximately $400,000 for rent. As described above, in consideration for the assets given up in the Exchange Transaction, CPH, Inc. received a substantial increase to its equity in the homebuilding operations of CPH LLC and several other homebuilding joint ventures.

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
Notes to Financial Statements

2. Exhibits

Exhibit
Number	Description

3.1	Third Restated Certificate of Incorporation of the Registrant.*
3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
4.1	See the Articles of Incorporation and Bylaws of the Registrant (Exhibits 3.1 – 3.2).
10.1	Capital Pacific Holdings, Inc. Stock Incentive Agreement (Non-Qualified). (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999).
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
23.2	Consent of Arthur Andersen LLP.*

* Previously filed

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

Signature	Title	Date

/s/ HADI MAKARECHIAN Hadi Makarechian	Chairman of the Board, Chief Executive Officer and President	May 29, 2002

/s/ STEVEN O. SPELMAN, JR. Steven O. Spelman, Jr.	Chief Financial Officer and Corporate Secretary	May 29, 2002

/s/ KARLHEINZ M. KAISER Karlheinz M. Kaiser	Director	May 29, 2002

/s/ ALLAN L. ACREE Allan L. Acree	Director	May 29, 2002

/s/ WILLIAM J. HADAWAY William J. Hadaway	Director	May 29, 2002

EXHIBIT INDEX

Sequential
Exhibit		Page
Number	Description	Number

3.1	Third Restated Certificate of Incorporation of the Registrant.*
3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998)
4.1	See the Articles of Incorporation and Bylaws of the Registrant (Exhibits 3.1 – 3.2)
10.1	Capital Pacific Holdings, Inc. Stock Incentive Agreement (Non-Qualified). (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP*
23.2	Consent of Arthur Andersen LLP*

* Previously filed