Form 10-Q
period 2002-05-31
CAPITAL PACIFIC HOLDINGS INC
filed 2002-07-15
CIK 813945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-09911

Capital Pacific Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-2956559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class and Title of	Shares Outstanding as of
Capital Stock	June 30, 2002

Common Stock, $0.10 Par Value	13,688,362
Non-Voting Common Stock, $0.10 Par Value	1,235,000

CAPITAL PACIFIC HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 31,	February 28,
	2002	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$10,537	$5,080
Restricted cash	365	365
Accounts and notes receivable	15,803	14,537
Real estate projects	201,464	203,685
Property and equipment	7,314	971
Investment in and advances to unconsolidated joint ventures	8,368	8,549
Prepaid expenses and other assets	19,019	17,008

Total assets	$262,870	$250,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$21,543	$35,369
Notes payable	142,182	116,265

Total liabilities	163,725	151,634

Negative goodwill	—	5,447

Stockholders’ equity:
Common stock, par value $0.10 per share, 60,000,000 shares authorized; 16,230,000 shares issued; 14,933,162 and 14,878,711 shares outstanding, respectively	1,637	1,623
Additional paid-in capital	217,459	216,853
Accumulated deficit	(114,563)	(120,762)
Treasury stock	(4,870)	(4,080)
Accumulated other comprehensive income (loss)	(518)	(520)

Total stockholders’ equity	99,145	93,114

Total liabilities and stockholders’ equity	$262,870	$250,195

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended
	May 31,

	2002	2001

Sales of homes and land	$44,846	$77,494
Cost of sales	(34,243)	(57,882)
Interest expense	(3,318)	(7,668)
Selling, general and administrative expenses	(6,707)	(9,963)
Income from unconsolidated joint ventures	356	169
Interest and other income, net	217	454

Income from operations	1,151	2,604
Minority interest	—	(159)

Income before provision for income taxes and cumulative effect of change in accounting principle	1,151	2,445
Provision for income taxes	399	1,015

Income before cumulative effect of change in accounting principle	752	1,430
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	5,447	—

Net income	$6,199	$1,430

Earnings per common share — basic and diluted:
Income before cumulative effect of change in accounting principle	$0.05	$0.10
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	0.37	—

Net income	$0.42	$0.10

Weighted average common shares — basic	14,853	13,735

Weighted average common shares — diluted	14,958	13,917

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended May 31,

	2002	2001

Operating activities:
Net income	$6,199	$1,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	122	12
Accretion of deferred gain	(177)	(177)
Accretion of negative goodwill	—	(319)
Cumulative effect of change in accounting principle	(5,447)	—
(Increase) decrease in real estate projects	2,221	(2,726)
(Increase) decrease in receivables, prepaid expenses and other assets	(3,100)	12,531
Increase (decrease) in accounts payable and accrued liabilities	(13,824)	(3,432)
Minority interest	—	159

Net cash provided by (used in) operating activities	(14,006)	7,478

Investing activities:
Purchases of property and equipment, net	(6,465)	(372)
Increase in investment in and advances to unconsolidated joint ventures	181	1,449

Net cash provided by (used in) investing activities	(6,284)	1,077

Financing activities:
Borrowings (payments) on notes payable, net	25,917	(9,375)
Issuance of common stock	620	—
Repurchase of common stock and warrants	(790)	(238)

Net cash provided by (used in) financing activities	25,747	(9,613)

Net increase (decrease) in cash and cash equivalents	5,457	(1,058)
Cash and cash equivalents at beginning of period	5,080	7,552

Cash and cash equivalents at end of period	$10,537	$6,494

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

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 2002, of Capital Pacific Holdings, Inc. (the “Company”). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company’s financial position and results of operations. The results of operations for the three month period ended May 31, 2002, are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. The consolidated financial statements include the accounts of the Company, wholly-owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC (“CPH LLC”), which is now wholly owned by the Company. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

2.     Reclassifications

      Certain items in prior period financial statements have been reclassified in order to conform with the current year presentation.

3.     Company Organization and Operations

      The Company is a regional builder and developer with operations throughout selected metropolitan areas of California, Texas, Arizona, Colorado and, until recently, Nevada. The Company’s principal business activities are to build and sell single-family homes. The Company’s single-family homes are targeted to entry-level, move-up and luxury buyers.

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

      Effective February 23, 2001, CPH, Inc. and CHF consummated an interest exchange transaction (the “Exchange Transaction”), whereby CPH, Inc. exchanged its 0.75% capital interests and contingent profit interest in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated, (the “Divested Joint Ventures”) for approximately 78% of CHF’s interest in CPH LLC and all of CHF’s interests in certain residential joint ventures. At February 28, 2001 and during the three month period ended May 31, 2001, CPH, Inc. had a 93% interest in CPH LLC and CHF held a 7% minority interest (as compared to 32.0% formerly). As a result of the first portion of the Exchange Transaction, CPH Inc.’s interest in total capital of CPH LLC increased by 37% equal to $27.2 million. CPH, Inc. and CHF both had an option to convert CHF’s remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of CPH, Inc. at the equivalent of approximately $6.40 per share. This option was exercised by CPH, Inc. on May 31, 2001, thus, as of this date, CPH, Inc. owned 100% of CPH LLC, and obtained an additional increment of CPH LLC’s total capital of $7.9 million. In addition, Capital Pacific Homes, Inc., a

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

wholly-owned subsidiary of the Company, has entered into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components, (the “Managed Projects”), whereby the Company is compensated for performing such services through a management fee arrangement, including reimbursement of all project costs. As a result of the Exchange Transaction, the Company has no further exposure to the economic or entitlement risks associated with the Divested Joint Ventures or the Managed Projects, including no obligation to provide any capital.

      The Exchange Transaction was accounted for as the simultaneous acquisition of CHF’s minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company’s interest in the Divested Joint Ventures. As a result, no gain was initially recognized, the remaining balance of the Company’s property and equipment was adjusted to zero at February 28, 2001, and again at May 31, 2001, a deferred gain of approximately $3.5 million was recorded on the disposition of one of the Divested Joint Ventures, and the balance of the transaction was recorded as negative goodwill. Negative goodwill in the amount of $6.8 million represents a portion of the positive difference between the Company’s basis in the assets acquired in the Exchange Transaction as compared to the assets which were divested. Both negative goodwill and the deferred gain were being accreted over five years, which accretion was included as a reduction in selling, general and administrative expenses. As further discussed in footnote 9 below, due to a recently promulgated change in accounting principles, the remaining $5.4 million in unaccreted negative goodwill as of February 28, 2002 increased net income in the quarter ended May 31, 2002 through a cumulative effect of change in accounting principle. The remaining deferred gain will continue to be accreted over the four years of its remaining expected life.

      Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $484 million at May 31, 2002 in 57 residential projects. At May 31, 2002, CPH LLC, which is now 100% owned by the Company, had $231 million in assets and a net worth of $108 million. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects, pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify the Company against liabilities arising from the projects owned by such entities. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member and under management agreements.

      References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities in which the Company has an equity ownership interest. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.     Investments in and Advances to Unconsolidated Entities

      The Company is a general partner or a direct or indirect managing member and has a 50 percent or lesser ownership in 13 unconsolidated entities at May 31, 2002. The Company’s net investment in and advances to unconsolidated entities are as follows at May 31, 2002 and February 28, 2002 (in thousands):

	Capital	May 31,	February 28,
	Interest	2002	2002

Unconsolidated Joint Ventures:
JMP Canyon Estates, L.P.	10%	$112	$112
JMP Harbor View, L.P.	10%	315	318
Grand Coto Estates, L.P.	10%	574	546
M.P.E. Partners, L.P.	10%	985	989
LB/ L — CPH Providence, LLC	10%	1,001	1,065
LB/ L — CPH Longmont, LLC	10%	1,033	1,004
LB/ L — CPH Laguna Street, LLC	10%	796	946
CPH Daily Ranch, L.P.	10%	3,114	3,103
CPH Banning-Lewis Ranch, LLC	—	236	200
Other	Various	202	266

		$8,368	$8,549

      The Company’s ownership interests in the unconsolidated joint ventures vary. Generally, the Company receives a portion of earnings although a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically a general partner or managing member in each of the above entities and is the managing entity pursuant to terms in each venture’s agreement. In the case of Divested Joint Ventures which are now Managed Projects, the Company or a subsidiary manages the development of the project under a management contract which typically provides for the payment of a fee to compensate the Company for overhead expenditures as well as reimbursement of all direct project costs. The Company’s carrying amount in each of the unconsolidated joint ventures (and the Divested Joint Ventures prior to the Exchange Transaction) equals the underlying equity in the joint venture, and there are generally no significant amounts of undistributed earnings. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

      The Company uses the equity method of accounting for its investments in the unconsolidated 50 percent or less owned entities. The accounting policies of the entities are substantially the same as those of the Company.

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Following is summarized, combined financial information for the unconsolidated entities at May 31, 2002 and February 28, 2002 and for the three month periods ended May 31, 2002 and May 31, 2001 (in thousands). This information includes in each case the interest of all equity owners of the entities, not just that of the Company and its subsidiaries.

Assets

	May 31,	February 28,
	2002	2002

Cash	$2,552	$1,163
Real estate projects	90,212	94,818
Other assets	1,196	1,275

	$93,960	$97,256

Liabilities and Equity

	May 31,	February 28,
	2002	2002

Accounts payable and other liabilities	$3,011	$5,818
Notes payable	2,197	5,539

	5,208	11,357

Equity	88,752	85,899

	$93,960	$97,256

Income Statement

	Three Months
	Ended

	May 31,	May 31,
	2002	2001

Sales of homes and land	$9,517	$1,109
Interest and other income, net	248	3

	9,765	1,112
Costs and expenses	8,651	1,049

Net income	$1,114	$63

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.     Notes Payable

      Notes payable at May 31, 2002 and February 28, 2002, are summarized as follows (in thousands):

	May 31,	February 28,
	2002	2002

Senior unsecured revolving credit facility, bearing interest varying from LIBOR to prime, as selected by the Company, plus applicable margins	$109,158	$90,658
Notes payable to banks, including interest varying from prime plus one quarter percent to LIBOR plus four and one quarter percent, maturing between August 5, 2002 and November 30, 2003, secured by certain real estate projects on a non-recourse basis	26,319	18,011
Other	6,705	7,596

	$142,182	$116,265

      During the third quarter of fiscal 2002, CPH LLC entered into a senior unsecured revolving credit facility with several participant banks. The facility has a maximum commitment of $125 million and a two year revolving term. Proceeds from this facility were used to pay down CPH LLC’s existing facilities and retire the remaining $55.6 million of Senior Notes at face value. In addition, the Company fixed the interest rate on $50 million and $25 million of borrowings at 5.68% and 5.62%, respectively, until September 2003 through interest rate swap agreements with a bank.

6.     Earnings Per Common Share

      Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The table below reconciles the components of the basic earnings per common share calculation to diluted earnings per common share (in thousands, except per share data):

	Three Months Ended

	May 31, 2002			May 30, 2001

	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per common share:
Income available to common stockholders before cumulative effect of change in accounting principle	$752	14,853	$0.05	$1,430	13,735	$0.10
Effect of dilutive securities:
Warrants	—	—	—	—	8	—
Stock options	—	105	—	—	174	—

Diluted earnings per common share before cumulative effect of change in accounting principle	$752	14,958	$0.05	$1,430	13,917	$0.10

7.     Stockholders’ Equity

      The Company has a stock repurchase program in place whereby up to 1,000,000 shares of the Company’s outstanding common stock may be repurchased. As of May 31, 2002, 731,300 shares have been repurchased cumulatively under this program. In addition, as of May 31, 2002, the Company has repurchased 657,095 of

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the warrants originally issued in connection with the issuance of the Senior Notes. The remaining warrants were exercised during the quarter ended May 31, 2002.

8.     Comprehensive Income and Implementation of SFAS No. 133

      Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge.

      The Company was required under the terms of the senior unsecured revolving line of credit facility related to its homebuilding operations to enter into interest rate swap agreements which effectively fix the variable interest rate on a notional amount of $75 million of outstandings under the facility. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheet at May 31, 2002. Since applicable interest rates are somewhat lower as of May 31, 2002 than at the time of the swap, the current fair value of the swaps is negative. The unrealized loss, as of May 31, 2002, of $518,000 is recorded in stockholders’ equity as accumulated other comprehensive loss.

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

9.     New Accounting Pronouncements

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

      Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company has adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning March 1, 2002. Upon adoption of this standard on March 1, 2002, the Company was required to accrete the remaining balance of negative goodwill through a cumulative effect of change in accounting principle, which increased net income in the first quarter of fiscal 2003 by $5.4 million, or $0.36 per diluted share. Other than the accretion of the remaining negative goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a material impact on the Company’s financial position or results of operations.

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, which is discussed above, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of SFAS 144 will have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Information is Subject to Risk and Uncertainty

      Certain statements in the financial discussion and analysis by management contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company’s successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income; uncertainty arising from acts of terrorism and similar factors; availability to homebuilders of financing for acquisitions, development and construction; availability to homebuyers of permanent mortgages and interest rate levels; the demand for housing; supply levels of land, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather and other environmental uncertainties, including water and power shortages; competitive influences; and the outcome of pending and future legal claims and proceedings.

Results of Operations — General

      As is noted in footnote 1 to the financial statements presented herein, the Company is reporting its results on a consolidated basis with the results of its wholly-owned subsidiaries, including CPH LLC. References to the Company in this Item 2 are, unless the context indicates otherwise, also references to such subsidiaries. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by project-specific entities.

      The following table illustrates the actual results of the Company’s operations, as well as the results including the Company’s unconsolidated joint ventures, for the three months ended May 31, 2002 and 2001. The actual results have been adjusted to reflect the inclusion of the operating results of the Company’s unconsolidated joint ventures, including the portion attributable to the Company’s Joint Venture partners, in order to facilitate the discussion of the overall results in certain portions of the discussion below.

Results of Operations

(Amounts in thousands)

	Three Months Ended

	May 31, 2002		May 31, 2001

		Including		Including
	Consolidated	Joint Ventures	Consolidated	Joint Ventures

Sales of homes and land	$44,846	$54,364	$77,494	$78,603
Cost of sales	34,243	42,215	57,882	58,830

Gross margin	$10,603	$12,149	$19,612	$19,773

      Cost of sales, as shown above, does not include the amount of previously capitalized interest costs which are included in interest expense. As a result, the gross margin also does not reflect the impact of current interest expense. Industry practice among homebuilders varies, but Company management feels that gross margin, exclusive of interest expense, is the most relevant comparable measure.

      In addition to the results shown above, the Company was responsible for the following activity in certain Managed Projects (including the Divested Joint Ventures) for the three months ended May 31, 2002 and 2001:

Managed and Divested Operations

(Dollar amounts in thousands)

	Three Months Ended

	May 31,	May 31,
	2002	2001

Number of managed projects	2	3
Unit closings	2	6
Revenues	$4,774	$10,159

      During the three months ended May 31, 2002 and 2001, the Company was responsible for construction and marketing activity in the Managed Projects and the Company’s sole economic interest is through management arrangements.

Operating Data

      The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for the first fiscal quarter of fiscal years 2003 and 2002, including unconsolidated joint ventures but excluding Managed Projects:

	Three Months Ended

	May 31,	May 31,
	2002	2001

New homes delivered:
California	25	24
Texas	36	87
Nevada	—	46
Arizona	19	48
Colorado	27	44

Subtotal	107	249
Unconsolidated Joint Ventures (California)	33	4

Total homes delivered	140	253
Lots delivered	62	11

Total homes and lots delivered	202	264

Net new orders	222	209

Average home sales price:
California	$747,000	$1,061,000
Texas	325,000	244,000
Nevada	—	203,000
Arizona	139,000	153,000
Colorado	257,000	224,000
Combined	353,000	306,000

      The following table shows backlog in units and dollars at May 31, 2002 and 2001 for each of the Company’s operations, including unconsolidated joint ventures:

	Ending Backlog

	May 31, 2002		May 31, 2001

	Units	($000s)	Units	($000s)

California	79	$57,300	71	$62,500
Texas	79	19,900	234	60,100
Nevada	—	—	23	6,900
Arizona	47	6,900	48	7,300
Colorado	71	9,700	63	9,700

Total	276	$93,800	439	$146,500

First Three Months of Fiscal 2003 (ended May 31, 2002) Compared to First Three Months of Fiscal 2002 (ended May 31, 2001)

      The Company reported net income of $6.2 million, or $0.41 per share, in the first quarter of fiscal 2003, as compared to net income of $1.4 million, or $0.10 per share, in the first quarter of fiscal 2002. Income for the quarter ended May 31, 2002 included a cumulative effect of change in accounting principle which increased income by $5.4 million, or $0.36 per share. Excluding the effect of cumulative change in accounting principle, net income decreased from $1.4 million in the first quarter of fiscal 2002 to $752,000 in the first quarter of fiscal 2003.

      On a consolidated basis, sales of homes and land decreased to $44.8 million for the first quarter of fiscal 2003 compared to $77.5 million for the first quarter of fiscal 2002. This decrease is due to a decrease in total home closings, partially offset by an increase in the Company’s average sales price per home to $353,000 in the first quarter of fiscal 2003 from $306,000 in the first quarter of fiscal 2002. Sales of homes and land including unconsolidated joint ventures, but excluding Managed Projects, decreased to $54.4 million from $78.6 million for the respective quarters. Total home closings decreased from 253 in the first quarter of fiscal 2002 to 140 in the first quarter of fiscal 2003, including 4 and 33 homes, respectively, closed in unconsolidated joint ventures. This was partially offset by an increase in lot closings from 11 in the first quarter of fiscal 2002 to 62 in the first quarter of fiscal 2003. The decrease in the Company’s backlog from 439 units to 276 units between quarters is primarily due to a decrease in demand in certain of the Company’s markets and to a lesser extent, the reduction in backlog units in Nevada in connection with the Company’s exit from that market. In addition, the number of actively selling projects has decreased from 38 at May 31, 2001 to 31 at May 31, 2002, which affected both backlog and net new orders. The Company anticipates opening between 6 and 12 net new communities over the next few quarters.

      The Company’s gross margin on home and lot closings decreased to 23.6% for the first quarter of fiscal 2003 as compared to 25.3% for the first quarter of fiscal 2002, due to a change in the mix of closings to certain higher-volume, lower-margin projects and the close-out of certain less profitable projects. The gross margin, including unconsolidated joint ventures, decreased from 25.2% in the first quarter of fiscal 2002 to 22.3% in the first quarter of fiscal 2003. The Company’s measure of gross margin may differ from other homebuilders, as discussed above.

      Selling, general and administrative expense of $6.7 million for the first quarter of fiscal 2003 decreased $3.3 million or 32.7% as compared to the first quarter of fiscal 2002 due principally to a reduction in overhead associated with certain projects in which the Company is no longer active. As a percentage of revenue, selling, general and administrative expense increased from 12.9% for the first quarter of fiscal 2002 to 15.0% for the first quarter of fiscal 2003. The increased percentage of such expense compared to revenue is primarily due to a lower level of sales activity in the current quarter.

      Income from unconsolidated joint ventures increased from $169,000 in the first quarter of fiscal 2002 to $356,000 in the first quarter of fiscal 2003, due to an increased level of profit participation in the active joint ventures in the current quarter.

      Interest and other income decreased from $454,000 in the first quarter of fiscal 2002 to $217,000 in the first quarter of fiscal 2003.

      Minority interest of $159,000 for the first quarter of fiscal 2002 primarily represents the share of CPH LLC’s income attributable to CHF, until the Company acquired the remaining minority interest in CPH, LLC on May 31, 2002. Due to the fact that CHF no longer holds an ownership interest in CPH LLC, no minority interest was recorded in the current quarter.

      Interest incurred was $2.2 million in the first quarter of fiscal 2003, as compared to $5.1 million in the first quarter of fiscal 2002, while previously capitalized interest expensed was $3.3 million during the first quarter of fiscal 2003, as compared to $7.7 million in the first quarter of fiscal 2002. Once the Company sells out of certain older projects with higher capitalized interest, it anticipates that interest expensed will be closer to its currently lower level of interest incurred.

      The Company recorded a provision for income taxes of $399,000 in the first quarter of fiscal 2003, utilizing an effective tax rate of 34.7 percent, as compared to $1.0 million in the first quarter of fiscal 2002, with an effective tax rate of 41.5 percent.

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

      As of May 31, 2002, the Company has in place several credit facilities, including the Senior Facility, totaling $181 million (the “Facilities”) with various bank lenders (the “Banks”), of which approximately $135 million was outstanding. The Facilities other than the Senior Facility are secured by liens on various completed or under construction homes and lots held by CPH LLC, CPH Newport Coast, LLC and CPH Yucaipa I, LLC, all of which are wholly-owned subsidiaries. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At May 31, 2002, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of May 31, 2002, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

Critical Accounting Policies

      The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Management evaluates its estimates and judgments, including those which impact its most critical accounting policies on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature. Actual results may differ from these estimates under different assumptions or conditions. The Company’s key accounting policies are discussed in detail in the Company’s Form 10-K for the fiscal year ended February 28, 2002.

Market Risk Exposure

      The “Market Risk Exposure” paragraphs are presented to provide an update about material changes to the “Quantitative and Qualitative Disclosures about Market Risk” paragraphs included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction with those paragraphs.

      The Company is exposed to market risks related to fluctuations in interest rates on its debt. Under the new credit facility, the Company utilized interest rate swaps in order to fix the interest rate on $75 million of its variable rate debt. The Company has not used forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

      The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company has previously issued $100 million in fixed-rate 12 3/4% Senior Notes (“Senior Notes”) to provide longer-term financing. Prior to the third quarter of fiscal 2002, the Company had repurchased Senior Notes with a face value of $44.4 million. During the third quarter of fiscal 2002, the Company redeemed at face value the remaining $55.6 million of the Senior Notes.

      For fixed rate debt, changes in interest rates generally affect the fair market value, but not the Company’s earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not have an impact on fair market value, but do affect the Company’s future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based upon the amount of variable rate debt outstanding at the end of the third quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest incurred for the coming year of approximately $400,000.

      The Company does not believe that future market interest rate risks related to its debt obligations will have a material impact on the Company’s financial position, results of operations or liquidity.

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      None Filed.

      (b) Reports on Form 8-K

      None Filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ HADI MAKARECHIAN

Hadi Makarechian
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 15, 2002

By:	/s/ STEVEN O. SPELMAN, JR.

Steven O. Spelman, Jr.
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: July 15, 2002