Form 10-Q
period 2002-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 2002-10-15
CIK 813945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-09911

Capital Pacific Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-2956559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4100 MacArthur Blvd., Suite 200, Newport Beach, CA (Address of principal executive offices)	92660 (Zip Code)

Registrant’s telephone number, including area code:

(949) 622-8400

      Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class and Title of	Shares Outstanding as of
Capital Stock	September 30, 2002

Common Stock, $0.10 Par Value	13,679,362
Non-Voting Common Stock, $0.10 Par Value	1,235,000

CAPITAL PACIFIC HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 31,	February 28,
	2002	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$4,892	$5,080
Restricted cash	365	365
Accounts and notes receivable	10,567	14,537
Real estate projects	205,647	203,685
Property and equipment	7,807	971
Investment in and advances to unconsolidated joint ventures	12,430	8,549
Prepaid expenses and other assets	18,627	17,008

Total assets	$260,335	$250,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$23,664	$35,369
Notes payable	137,969	116,265

Total liabilities	161,633	151,634

Negative goodwill	—	5,447

Stockholders’ equity:
Common stock, par value $0.10 per share, 60,000,000 shares authorized; 16,353,951 and 16,230,000 shares issued, respectively; 14,919,862 and 14,878,711 shares outstanding, respectively	1,635	1,623
Additional paid-in capital	217,249	216,853
Accumulated deficit	(114,169)	(120,762)
Treasury stock	(4,853)	(4,080)
Accumulated other comprehensive income (loss)	(1,160)	(520)

Total stockholders’ equity	98,702	93,114

Total liabilities and stockholders’ equity	$260,335	$250,195

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,

	2002	2001	2002	2001

Sales of homes and land	$47,020	$81,206	$91,866	$158,700
Cost of sales	(34,814)	(61,007)	(69,057)	(118,889)
Interest expense	(3,260)	(7,986)	(6,578)	(15,654)
Selling, general and administrative expenses	(8,591)	(10,223)	(15,298)	(20,186)
Income (loss) from unconsolidated joint ventures	156	(60)	512	109
Interest and other income, net	102	245	319	699

Income from operations	613	2,175	1,764	4,779
Minority interest	—	—	—	(159)

Income before provision for income taxes and cumulative effect of change in accounting principle	613	2,175	1,764	4,620
Provision for income taxes	219	960	618	1,975

Income before cumulative effect of change in accounting principle	394	1,215	1,146	2,645
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	—	5,447	—

Net income	$394	$1,215	$6,593	$2,645

Earnings per common share — basic and diluted:
Income before cumulative effect of change in accounting principle	$0.03	$0.08	$0.08	$0.18
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	—	0.36	—

Net income	$0.03	$0.08	$0.44	$0.18

Weighted average common shares — basic	14,923	14,932	14,898	14,334

Weighted average common shares — diluted	14,983	15,267	14,964	14,586

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended August 31,

	2002	2001

Operating activities:
Net income	$6,593	$2,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	239	45
Accretion of deferred gain	(354)	(354)
Accretion of negative goodwill	—	(658)
Cumulative effect of change in accounting principle	(5,447)	—
(Increase) decrease in real estate projects	(1,962)	18,522
(Increase) decrease in receivables, prepaid expenses and other assets	2,351	9,227
Increase (decrease) in accounts payable and accrued liabilities	(11,991)	(13,717)
Minority interest	—	159

Net cash provided by (used in) operating activities	(10,571)	15,869

Investing activities:
Purchases of property and equipment, net	(7,075)	(655)
(Increase) decrease in investment in and advances to unconsolidated joint ventures	(3,881)	355

Net cash used in investing activities	(10,956)	(300)

Financing activities:
Borrowings (payments) on notes payable, net	21,704	(15,639)
Issuance of common stock	408	—
Repurchase of common stock and warrants	(773)	(238)

Net cash provided by (used in) financing activities	21,339	(15,877)

Net decrease in cash and cash equivalents	(188)	(308)
Cash and cash equivalents at beginning of period	5,080	7,552

Cash and cash equivalents at end of period	$4,892	$7,244

Non-Cash Activities

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

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 2002, of Capital Pacific Holdings, Inc. (the “Company” or “CPH, Inc.”). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company’s financial position and results of operations. The results of operations for the three and six month periods ended August 31, 2002, are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. The consolidated financial statements include the accounts of the Company, wholly-owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC (“CPH LLC”), which is now wholly-owned by the Company. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

2.     Reclassifications

      Certain items in prior period financial statements have been reclassified in order to conform with the current year presentation.

3.     Company Organization and Operations

      The Company is a regional builder and developer with operations throughout selected metropolitan areas of California, Texas, Arizona, Colorado and, until recently, Nevada. The Company’s principal business activities are to develop subdivisions and master-planned communities and build and sell single-family homes. The Company’s single-family homes are targeted to entry-level, move-up and luxury buyers.

      In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby the Company and certain of its subsidiaries transferred to CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities of the Company and its subsidiaries. An unaffiliated investment company, California Housing Finance, L.P. (“CHF”) then acquired a 32.07% minority interest in CPH LLC as a result of a cash investment in CPH LLC. From fiscal 1998 through fiscal 2001, the Company expanded its operating strategy to encompass the acquisition and development of commercial and mixed-use projects, as well as ownership of existing commercial properties, primarily through non-majority investments in limited liability companies, with 99.25% of the capital for these projects being provided by CHF. CPH, Inc. and CHF had contingent profits interests (after repayment of debt, the costs of the project, invested capital and preferred return, the latter typically 12%) of approximately 30% to CPH, Inc. and 70% to CHF.

      Effective February 23, 2001, CPH, Inc. and CHF consummated the first portion of an interest exchange transaction (the “Exchange Transaction”), whereby CPH, Inc. exchanged its 0.75% capital interests and contingent profits interest in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated, (the “Divested Joint Ventures”) for approximately 78% of CHF’s interest in CPH LLC and all of CHF’s interests in certain residential joint ventures. At February 28, 2001 and during the three month period ended May 31, 2001, CPH, Inc. had a 93% interest in CPH LLC and CHF held a 7% minority interest (as compared to 32.07% formerly). As a result of the first portion of the Exchange Transaction, CPH Inc.’s interest in the total capital of CPH LLC increased by 37% or $27.2 million. Both CPH, Inc. and CHF had an option to convert CHF’s remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of CPH, Inc. at the equivalent of approximately $6.40 per share. This option was exercised by CPH, Inc. on May 31, 2001, and as the result of this second portion of the Exchange Transaction, CPH, Inc. owned 100% of CPH LLC, and had obtained an additional increment of CPH LLC’s

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total capital of $7.9 million. In addition, Capital Pacific Homes, Inc., a wholly-owned subsidiary of the Company, has entered into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components, (the “Managed Projects”), whereby the Company is compensated for performing such services through a management fee arrangement, including reimbursement of all project costs. As a result of the Exchange Transaction, the Company has no further exposure to the economic or entitlement risks associated with the Divested Joint Ventures or the Managed Projects, including no obligation to provide any capital.

      The Exchange Transaction was accounted for as the simultaneous acquisition of CHF’s minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company’s interest in the Divested Joint Ventures. As a result, no gain was initially recognized, the remaining balance of the Company’s property and equipment was adjusted to zero at February 28, 2001, and again at May 31, 2001, a deferred gain of approximately $3.5 million was recorded on the disposition of one of the Divested Joint Ventures, and the balance of the transaction was recorded as negative goodwill. Negative goodwill in the amount of $6.8 million represents a portion of the positive difference between the Company’s basis in the assets acquired in the Exchange Transaction as compared to the assets which were divested. Both negative goodwill and the deferred gain were being accreted over five years, which accretion was included as a reduction in selling, general and administrative expenses. As further discussed in Note 9 below, due to a recently promulgated change in accounting principles, the remaining $5.4 million in unaccreted negative goodwill as of February 28, 2002 increased net income in the quarter ended May 31, 2002 through a cumulative effect of change in accounting principle. The remaining deferred gain will continue to be accreted over the four years of its remaining expected life.

      Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $504 million at August 31, 2002 in 57 residential projects. At August 31, 2002, CPH LLC, which is now 100% owned by the Company, had $230 million in assets and a net worth of $107 million. The Company and its subsidiaries perform their respective management functions for unconsolidated joint ventures and the Managed Projects, pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. The Company and its subsidiaries maintain certain licenses and other assets as is necessary to fulfill their respective obligations as managing member and under management agreements.

      References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities in which the Company has an equity ownership interest. At the current time, all significant financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities, or in the case of Managed Projects, by the owner of such projects.

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Investments in and Advances to Unconsolidated Entities

      The Company is a general partner or a direct or indirect managing member and has a 50 percent or lesser ownership in 13 unconsolidated entities at August 31, 2002. The Company’s net investment in and advances to unconsolidated entities are as follows at August 31, 2002 and February 28, 2002 (in thousands):

	Capital	August 31,	February 28,
	Interest	2002	2002

Unconsolidated Joint Ventures:
JMP Canyon Estates, L.P.	10%	$112	$112
JMP Harbor View, L.P.	10%	309	318
Grand Coto Estates, L.P.	10%	603	546
M.P.E. Partners, L.P.	10%	254	989
LB/L — CPH Providence, LLC	10%	1,035	1,065
LB/L — CPH Longmont, LLC	10%	1,146	1,004
LB/L — CPH Laguna Street, LLC	10%	857	946
CPH Daily Ranch, L.P.	10%	3,202	3,103
CPH Sierra Peak, L.P.	50%	4,720	—
Other	Various	192	466

		$12,430	$8,549

      The Company’s economic interests in the unconsolidated joint ventures vary. Generally, the Company receives a portion of earnings after a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. The Company is typically the direct or indirect managing entity pursuant to terms in each venture’s agreement. In the case of Divested Joint Ventures which are now Managed Projects, the Company or a subsidiary manages the development of the project under a management contract. Such management contracts as well as the unconsolidated joint venture agreements typically provide for the payment of a fee to compensate the Company for overhead expenditures as well as reimbursement of all direct project costs. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

      The Company uses the equity method of accounting for its investments in the unconsolidated 50 percent or less owned entities. The accounting policies of the entities are substantially the same as those of the Company.

      Following is summarized, combined financial information for the unconsolidated entities at August 31, 2002 and February 28, 2002 and for the three and six month periods ended August 31, 2002 and August 31, 2001 (in thousands). This information includes in each case the interest of all equity owners of the entities, not just that of the Company and its subsidiaries.

Assets

	August 31,	February 28,
	2002	2002

Cash	$1,744	$1,163
Real estate projects	103,896	94,818
Other assets	4,199	1,275

	$109,839	$97,256

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities and Equity

	August 31,	February 28,
	2002	2002

Accounts payable and other liabilities	$4,006	$5,818
Notes payable	3,540	5,539

	7,546	11,357

Equity	102,293	85,899

	$109,839	$97,256

Income Statement

	Three Months Ended		Six Months Ended

	August 31,	August 31,	August 31,	August 31,
	2002	2001	2002	2001

Sales of homes and land	$1,595	$1,859	$11,112	$2,968
Interest and other income, net	163	15	411	18

	1,758	1,874	11,523	2,986
Costs and expenses	1,450	1,654	10,101	2,703

Net income	$308	$220	$1,422	$283

5.     Notes Payable

      Notes payable at August 31, 2002 and February 28, 2002, are summarized as follows (in thousands):

	August 31,	February 28,
	2002	2002

Senior unsecured revolving credit facility, bearing interest varying from LIBOR to prime, as selected by the Company, plus applicable margins	$107,458	$90,658
Notes payable to banks, including interest varying from prime plus one quarter percent to LIBOR plus four and one quarter percent, maturing between November 30, 2002 and November 30, 2003, secured by certain real estate projects on a non-recourse basis	23,590	18,011
Other	6,921	7,596

	$137,969	$116,265

      During the third quarter of fiscal 2002, CPH LLC entered into a senior unsecured revolving credit facility (the “Senior Facility”) with several participant banks. The facility had a maximum commitment of $125 million and a two year revolving term. Proceeds from this facility were used to pay down CPH LLC’s existing facilities and retire the remaining $55.6 million of 12 3/4% Senior Notes (the “Senior Notes”) at face value. In addition, the Company fixed the interest rate on $50 million and $25 million of borrowings at 5.68% and 5.62%, respectively, until September 2003 through interest rate swap agreements with a bank. In October 2002, the Company extended the maturity of the Senior Facility to October 2005 and increased the maximum commitment to $130 million. In addition, the Company entered into a Senior Subordinated Note Agreement in the initial amount of $20 million, with a maturity date in October 2007.

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

	Three Months Ended

	August 31, 2002			August 30, 2001

	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per common share:
Income available to common stockholders before cumulative effect of change in accounting principle	$394	14,923	$0.03	$1,215	14,932	$0.08
Effect of dilutive securities:
Warrants	—	—	—	—	95	—
Stock options	—	60	—	—	240	—

Diluted earnings per common share before cumulative effect of change in accounting principle	$394	14,983	$0.03	$1,215	15,267	$0.08

	Six Months Ended

	August 31, 2002			August 30, 2001

	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per common share:
Income available to common stockholders before cumulative effect of change in accounting principle	$1,146	14,898	$0.08	$2,645	14,334	$0.18
Effect of dilutive securities:
Warrants	—	—	—	—	49	—
Stock options	—	66	—	—	203	—

Diluted earnings per common share before cumulative effect of change in accounting principle	$1,146	14,964	$0.08	$2,645	14,586	$0.18

7.     Stockholders’ Equity

      The Company has a stock repurchase program in place whereby up to 1,000,000 shares of the Company’s outstanding common stock may be repurchased. As of August 31, 2002, 744,600 shares have been repurchased cumulatively under this program. In addition, the Company has repurchased, on a cumulative basis, 657,095 of the 790,000 warrants originally issued in connection with the issuance of the Senior Notes. Of the remaining warrants, 123,951 were exercised and 8,954 expired unexercised during the quarter ended May 31, 2002.

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

      The Company was required under the terms of the Senior Facility to enter into interest rate swap agreements which effectively fix the variable interest rate on a notional amount of $75 million of outstandings under the Senior Facility. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheet at August 31, 2002. Since applicable interest rates are somewhat lower as of August 31, 2002 than at the time of the swap, the current fair value of the swaps is negative. The unrealized loss, as of August 31, 2002, of $1.2 million is recorded in stockholders’ equity as accumulated other comprehensive loss.

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

9.     New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company has adopted SFAS 141 for all business combinations initiated after June 30, 2001.

      Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company has adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning March 1, 2002. Upon adoption of this standard on March 1, 2002, the Company was required to accrete the remaining balance of negative goodwill through a cumulative effect of change in accounting principle, which increased net income in the first quarter of fiscal 2003 by $5.4 million, or $0.36 per diluted share. Other than the accretion of the remaining negative goodwill, the adoption of SFAS 142 did not have a material impact on the Company’s financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

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

Results of Operations — General

      As is noted in Note 1 to the financial statements presented herein, the Company is reporting its results on a consolidated basis with the results of its wholly-owned subsidiaries, including CPH LLC. References to the Company in this Item 2 are, unless the context indicates otherwise, also references to such subsidiaries. At the current time, all significant financing transactions and arrangements are incurred either by CPH LLC or by project-specific entities, or in the case of Managed Projects, by the owner of such projects.

      The following table illustrates the actual results of the Company’s operations, as well as the results including the Company’s unconsolidated joint ventures, for the three and six months ended August 31, 2002 and 2001. The actual results have been adjusted to reflect the inclusion of the operating results of the Company’s unconsolidated joint ventures, including the portion attributable to the Company’s Joint Venture partners, in order to facilitate the discussion of the overall results in certain portions of the discussion below.

Results of Operations

	Three Months Ended

	August 31, 2002		August 31, 2001

		Including		Including
	Consolidated	Joint Ventures	Consolidated	Joint Ventures

	(Amounts in thousands)
Sales of homes and land	$47,020	$48,614	$81,206	$83,065
Cost of sales	34,814	36,078	61,007	62,562

Gross margin	$12,206	$12,536	$20,199	$20,503

	Six Months Ended

	August 31, 2002		August 31, 2001

		Including		Including
	Consolidated	Joint Ventures	Consolidated	Joint Ventures

	(Amounts in thousands)
Sales of homes and land	$91,866	$102,978	$158,700	$161,668
Cost of sales	69,057	78,293	118,889	121,392

Gross margin	$22,809	$24,685	$39,811	$40,276

      Cost of sales, as shown above, does not include the amount of previously capitalized interest costs which are included in interest expense. As a result, the gross margin also does not reflect the impact of current interest expense. Industry practice among homebuilders varies, but Company management feels that gross margin, exclusive of interest expense, is the most relevant comparable measure given the Company’s historical capital structure.

      In addition to the results shown above, the Company was responsible for the following activity in certain Managed Projects (including the Divested Joint Ventures) for the three months ended August 31, 2002 and 2001:

Managed and Divested Operations

	Three Months Ended		Six Months Ended

	August 31,	August 31,	August 31,	August 31,
	2002	2001	2002	2001

	(Dollar amounts in thousands)
Number of Managed Projects	1	3	1	3
Unit closings	2	5	4	11
Revenues	$9,406	$8,649	$14,180	$18,642

      During the three and six months ended August 31, 2002 and 2001, the Company was responsible for construction and marketing activity in the Managed Projects and the Company’s sole economic interest is through management arrangements.

Operating Data

      The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for the three and six months ended August 31, 2003 and 2002, including unconsolidated joint ventures but excluding Managed Projects:

	Three Months Ended		Six Months Ended

	August 31,	August 31,	August 31,	August 31,
	2002	2001	2002	2001

New homes delivered:
California	28	18	53	42
Texas	49	87	85	174
Nevada	—	22	—	68
Arizona	31	37	50	85
Colorado	17	24	44	68

Subtotal	125	188	232	437
Unconsolidated Joint Ventures (California)	5	7	38	11

Total homes delivered	130	195	270	448
Lots delivered	26	65	88	76

Total homes and lots delivered	156	260	358	524

Homes and lots net new orders	220	119	443	328

Average home sales price:
California	$864,000	$1,528,000	$809,000	$1,281,000
Texas	229,000	251,000	270,000	247,000
Nevada	—	304,000	—	235,000
Arizona	148,000	157,000	145,000	154,000
Colorado	245,000	229,000	252,000	227,000
Combined	352,000	400,000	353,000	347,000

      The following table shows backlog in units and dollars at August 31, 2002 and 2001 for each of the Company’s operations, including unconsolidated joint ventures:

	Ending Backlog

	August 31, 2002		August 31, 2001

	Units	($000s)	Units	($000s)

California	135	$68,500	75	$53,800
Texas	96	20,600	161	43,400
Arizona	60	9,000	54	8,100
Colorado	60	11,600	60	11,400

Total	351	$109,700	350	$116,700

Second Quarter of Fiscal 2003 (Ended August 31, 2002) Compared to Second Quarter of Fiscal 2002 (Ended August 31, 2001)

      The Company reported net income of $394,000, or $0.03 per share, in the second quarter of fiscal 2003, as compared to net income of $1.2 million, or $0.08 per share, in the second quarter of fiscal 2002.

      On a consolidated basis, sales of homes and land decreased to $47.0 million for the second quarter of fiscal 2003 compared to $81.2 million for the second quarter of fiscal 2002. This decrease is due to a decrease in total home closings, combined with a decrease in the Company’s average sales price per home to $352,000 in the second quarter of fiscal 2003 from $400,000 in the second quarter of fiscal 2002. Sales of homes and land including unconsolidated joint ventures, but excluding Managed Projects, decreased to $48.6 million from $83.1 million for the respective quarters. Total home closings decreased from 195 in the second quarter of fiscal 2002 to 130 in the second quarter of fiscal 2003, including 7 and 5 homes, respectively, closed in unconsolidated joint ventures. In addition, there was a decrease in lot closings from 65 in the second quarter of fiscal 2002 to 26 in the second quarter of fiscal 2003. The number of actively selling projects has increased from 22 at August 31, 2001 to 25 at August 31, 2002, which affected both backlog and net new orders. The Company currently anticipates opening between 9 and 13 net new communities over the next few quarters.

      Backlog has increased from 194 units at February 28, 2002 to 351 units at August 31, 2002, due to the opening of several new communities which have experienced strong sales activity during the current fiscal year as well as increased demand in certain of the Company’s markets. However, demand continues to be weak in certain other markets, in particular Colorado and Texas. In order to continue to sell and close homes in these markets, it may become necessary to offer additional incentives to homebuyers, which could have a negative impact on future profitability.

      The Company’s gross margin on home and lot closings increased to 26.0% for the second quarter of fiscal 2003 as compared to 24.9% for the second quarter of fiscal 2002, due to a temporary change in the mix of closings to certain higher-margin projects in the current quarter. This trend is not expected to continue, as the Company is generally moving towards a lower-margin, higher-volume product mix. The gross margin, including unconsolidated joint ventures, increased from 24.7% in the second quarter of fiscal 2002 to 25.8% in the second quarter of fiscal 2003. The Company’s measure of gross margin may differ from other homebuilders due to the exclusion of interest expense from cost of sales, as discussed above.

      Selling, general and administrative expense of $8.6 million for the second quarter of fiscal 2003 decreased $1.6 million or 16.0% as compared to the second quarter of fiscal 2002 due principally to a reduction in volume-related sales and marketing costs. As a percentage of revenue, selling, general and administrative expense increased from 12.6% for the second quarter of fiscal 2002 to 18.3% for the second quarter of fiscal 2003. The increased percentage of such expense compared to revenue is primarily due to a lower level of sales activity in the current quarter.

      Income from unconsolidated joint ventures increased from a loss of $60,000 in the second quarter of fiscal 2002 to income of $156,000 in the second quarter of fiscal 2003, due to an increased level of profit participation in the active joint ventures in the current quarter.

      Interest and other income decreased from $245,000 in the second quarter of fiscal 2002 to $102,000 in the second quarter of fiscal 2003.

      Interest incurred was $2.7 million in the second quarter of fiscal 2003, as compared to $3.9 million in the second quarter of fiscal 2002, while previously capitalized interest expensed was $3.3 million during the second quarter of fiscal 2003, as compared to $8.0 million in the second quarter of fiscal 2002. Once the Company sells out of certain older projects with higher capitalized interest, it anticipates that interest expensed will be closer to its currently lower level of interest incurred.

      The Company recorded a provision for income taxes of $219,000 in the second quarter of fiscal 2003, utilizing an effective tax rate of 35.7%, as compared to $1.0 million in the second quarter of fiscal 2002, with an effective tax rate of 44.1%. The effective tax rate was lower than statutory rates in the second quarter of fiscal 2003 as a result of non-taxable accretion of deferred gain.

First Six Months of Fiscal 2003 (Ended August 31, 2002) Compared to First Six Months of Fiscal 2002 (Ended August 31, 2001)

      The Company reported net income of $6.6 million, or $0.44 per share, for the first six months of fiscal 2003, as compared to net income of $2.6 million, or $0.18 per share, for the first six months of fiscal 2002. Income for the six months ended August 31, 2002 included a cumulative effect of change in accounting principle which increased income by $5.4 million, or $0.36 per share. Excluding the effect of cumulative change in accounting principle, net income decreased from $2.6 million for the six months ended August 31, 2001 to $1.1 million in the six months ended August 31, 2002.

      On a consolidated basis, sales of homes and land decreased to $91.9 million for the first six months of fiscal 2003 compared to $158.7 million for the first six months of fiscal 2002. This decrease is due primarily to a decrease in total home closings in the current period. The Company’s average sales price per home increased slightly to $353,000 in the first six months of fiscal 2003 from $347,000 in the first six months of fiscal 2002. Sales of homes and land including unconsolidated joint ventures, but excluding Managed Projects, decreased to $103.0 million from $161.7 million for the respective periods. Total home closings decreased from 448 in the first six months of fiscal 2002 to 270 in the first six months of fiscal 2003, including 11 and 38 homes, respectively, closed in unconsolidated joint ventures. This was partially offset by an increase in lot closings from 76 in the first six months of fiscal 2002 to 88 in the first six months of fiscal 2003.

      The Company’s gross margin on home and lot closings decreased slightly to 24.8% for the first six months of fiscal 2003 as compared to 25.1% for the first six months of fiscal 2002. The gross margin, including unconsolidated joint ventures, decreased from 24.9% in the first six months of fiscal 2002 to 24.0% in the first six months of fiscal 2003. The Company’s measure of gross margin may differ from other homebuilders due to the exclusion of interest expense from cost of sales, as discussed above.

      Selling, general and administrative expense of $15.3 million for the first six months of fiscal 2003 decreased $4.9 million or 24.2% as compared to the first six months of fiscal 2002 due principally to a reduction in volume-related sales and marketing costs. As a percentage of revenue, selling, general and administrative expense increased from 12.7% for the first six months of fiscal 2002 to 16.7% for the first six months of fiscal 2003. The increased percentage of such expense compared to revenue is primarily due to a lower level of sales activity in the current period.

      Income from unconsolidated joint ventures increased from $109,000 in the first six months of fiscal 2002 to $512,000 in the first six months of fiscal 2003, due to an increased level of profit participation in the active joint ventures in the current quarter.

      Interest and other income decreased from $699,000 in the first six months of fiscal 2002 to $319,000 in the first six months of fiscal 2003.

      Minority interest of $159,000 for the first six months of fiscal 2002 primarily represents the share of CPH LLC’s income attributable to CHF, until the Company acquired the remaining minority interest in CPH,

LLC on May 31, 2001. Due to the fact that CHF no longer holds an ownership interest in CPH LLC, no minority interest was recorded in the current period.

      Interest incurred was $4.9 million in the first six months of fiscal 2003, as compared to $9.0 million in the first six months of fiscal 2002, while previously capitalized interest expensed was $6.6 million during the first six months of fiscal 2003, as compared to $15.7 million in the first six months of fiscal 2002. Once the Company sells out of certain older projects with higher capitalized interest, it anticipates that interest expensed will be closer to its currently lower level of interest incurred.

      The Company recorded a provision for income taxes of $618,000 in the first six months of fiscal 2003, utilizing an effective tax rate of 35.0%, as compared to $2.0 million in the first six months of fiscal 2002, with an effective tax rate of 42.7%. The effective tax rate was lower than statutory rates in the first six months of fiscal 2003 as a result of non-taxable accretion of deferred gain.

Liquidity and Capital Resources

      The Company’s principal cash requirements are for the acquisition, development, construction, marketing and overhead of its projects. When building inventory, the Company uses substantial amounts of cash that are generally obtained from borrowings, available cash flow from operations and partners’ contributions to joint ventures.

      At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. During the third quarter of fiscal 2002, CPH LLC entered into a senior unsecured revolving credit facility (the “Senior Facility”) with several participant banks. The Senior Facility had a maximum commitment of $125 million and a two year revolving term. Proceeds from the Senior Facility were used to pay down CPH LLC’s existing facilities and retire the remaining 12 3/4% Senior Notes during the quarter ending November 30, 2001, as discussed below. The Senior Facility has substantially more favorable pricing than the 12 3/4% Senior Notes which have been retired. In October 2002, the Company extended the maturity of the Senior Facility to October 2005 and increased the maximum commitment to $130 million. In addition, the Company entered into a Senior Subordinated Note Agreement in the initial amount of $20 million, with a maturity date in October 2007.

      As of August 31, 2002, the Company has in place several credit facilities, including the Senior Facility, totaling $181 million (the “Facilities”) with various bank lenders (the “Banks”), of which approximately $131 million was outstanding. The Facilities other than the Senior Facility are secured by liens on various completed or under construction homes and lots held by CPH LLC, CPH Newport Coast, LLC and CPH Yucaipa I, LLC, all of which are wholly-owned subsidiaries. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At August 31, 2002, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of August 31, 2002, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

      Homebuilding activity, excluding Managed Projects, is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors. In addition, development work undertaken in certain of the Company’s joint ventures is financed through various non-recourse lending arrangements. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

      Management expects that cash flow generated from operations and from bank financing will be sufficient to cover the debt service and to fund CPH LLC’s current development and homebuilding activities for the reasonably foreseeable future, absent force majeure or other unforeseen events, and expects that capital commitments from its joint venture partners and other bank facilities will provide sufficient financing for the operation of its joint ventures.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The “Market Risk Exposure” paragraphs are presented to provide an update about material changes to the “Quantitative and Qualitative Disclosures about Market Risk” paragraphs included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction with those paragraphs.

      The Company is exposed to market risks related to fluctuations in interest rates on its debt. Under the Senior Facility, the Company has utilized interest rate swaps in order to fix the interest rate on $75 million of its variable rate debt. The Company has not used forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

      The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company had previously issued $100 million in fixed-rate 12 3/4% Senior Notes to provide longer-term financing. Prior to the third quarter of fiscal 2002, the Company had repurchased Senior Notes with a face value of $44.4 million. During the third quarter of fiscal 2002, the Company redeemed at face value the remaining $55.6 million of the Senior Notes.

      For fixed rate debt, changes in interest rates generally affect the fair market value, but not the Company’s earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not have an impact on fair market value, but do affect the Company’s future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based upon the amount of variable rate debt outstanding at the end of the second quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest incurred for the coming year of approximately $600,000.

      The Company does not believe that future market interest rate risks related to its debt obligations will have a material impact on the Company’s financial position, results of operations or liquidity.

Item 4.     Controls and Procedures

      As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO, COO and CLO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, CFO, COO and CLO, concluded that the Company’s significant disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      The Company is involved in routine claims and litigation arising in the ordinary course of its business. A former senior executive officer of the Company has filed a suit styled in part as a shareholder derivative suit which the Company considers to be without merit challenging the Exchange Transaction (described in Note 3 of the Notes to Consolidated Financial Statements). The legal responsibility and financial impact to the Company with respect to pending litigation cannot be presently ascertained.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

99.1	Certification of Hadi Makarechian pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Steven O. Spelman, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ HADI MAKARECHIAN

Hadi Makarechian
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 15, 2002

By:	/s/ STEVEN O. SPELMAN, JR.

Steven O. Spelman, Jr.
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: October 15, 2002

CERTIFICATIONS

      I, Hadi Makarechian, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Pacific Holdings, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ HADI MAKARECHIAN

Hadi Makarechian
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 15, 2002

      I, Steven O. Spelman, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Pacific Holdings, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN O. SPELMAN, JR.

Steven O. Spelman, Jr.
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: October 15, 2002

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Hadi Makarechian pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Steven O. Spelman, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002