Form 10-Q
period 2002-11-30
CAPITAL PACIFIC HOLDINGS INC
filed 2003-01-14
CIK 813945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class and Title of	Shares Outstanding as of
Capital Stock	December 31, 2002

Common Stock, $0.10 Par Value	13,679,362
Non-Voting Common Stock, $0.10 Par Value	1,235,000

CAPITAL PACIFIC HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	November 30,	February 28,
	2002	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$14,193	$5,080
Restricted cash	365	365
Accounts and notes receivable	9,313	14,537
Real estate projects	192,108	203,685
Property and equipment	7,768	971
Investment in and advances to unconsolidated joint ventures	12,836	8,549
Prepaid expenses and other assets	25,920	17,008

Total assets	$262,503	$250,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$20,163	$35,369
Notes payable	144,334	116,265

Total liabilities	164,497	151,634

Negative goodwill	—	5,447

Stockholders’ equity:
Common stock, par value $0.10 per share, 60,000,000 shares authorized; 16,353,951 and 16,230,000 shares issued, respectively; 14,914,362 and 14,878,711 shares outstanding, respectively	1,635	1,623
Additional paid-in capital	217,249	216,853
Accumulated deficit	(113,893)	(120,762)
Treasury stock	(4,875)	(4,080)
Accumulated other comprehensive income (loss)	(2,110)	(520)

Total stockholders’ equity	98,006	93,114

Total liabilities and stockholders’ equity	$262,503	$250,195

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,

	2002	2001	2002	2001

Sales of homes and land	$70,398	$60,209	$162,264	$218,909
Cost of sales	(56,302)	(46,074)	(125,359)	(164,963)
Interest expense	(5,118)	(5,698)	(11,696)	(21,352)
Selling, general and administrative expenses	(9,197)	(7,594)	(24,495)	(27,780)
Income from unconsolidated joint ventures	363	287	875	396
Interest and other income, net	279	430	598	1,129

Income from operations	423	1,560	2,187	6,339
Minority interest	—	—	—	(159)

Income before provision for income taxes and cumulative effect of change in accounting principle	423	1,560	2,187	6,180
Provision for income taxes	147	688	765	2,663

Income before cumulative effect of change in accounting principle	276	872	1,422	3,517
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	—	5,447	—

Net income	$276	$872	$6,869	$3,517

Earnings per common share — basic and diluted:
Income before cumulative effect of change in accounting principle	$0.02	$0.06	$0.10	$0.24
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	—	0.36	—

Net income	$0.02	$0.06	$0.46	$0.24

Weighted average common shares — basic	14,915	14,913	14,904	14,530

Weighted average common shares — diluted	14,957	15,129	14,962	14,761

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended November 30,

	2002	2001

Operating activities:
Net income	$6,869	$3,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	398	142
Accretion of deferred gain	(531)	(531)
Accretion of negative goodwill	—	(997)
Cumulative effect of change in accounting principle	(5,447)	—
Decrease in real estate projects	11,577	29,540
(Increase) decrease in receivables, prepaid expenses and other assets	(3,688)	7,945
Decrease in accounts payable and accrued liabilities	(16,265)	(17,925)
Minority interest	—	159

Net cash provided by (used in) operating activities	(7,087)	21,850

Investing activities:
Purchases of property and equipment, net	(7,195)	(921)
Increase in investment in and advances to unconsolidated joint ventures	(4,287)	(2,699)

Net cash used in investing activities	(11,482)	(3,620)

Financing activities:
Borrowings on notes payable, net	28,069	42,336
Retirement of senior unsecured notes payable	—	(55,592)
Issuance of common stock	408	—
Repurchase of common stock and warrants	(795)	(344)

Net cash provided by (used in) financing activities	27,682	(13,600)

Net increase in cash and cash equivalents	9,113	4,630
Cash and cash equivalents at beginning of period	5,080	7,552

Cash and cash equivalents at end of period	$14,193	$12,182

Non-Cash Activities

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

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 2002, of Capital Pacific Holdings, Inc. (the “Company” or “CPH, Inc.”). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company’s financial position and results of operations. The results of operations for the three and nine month periods ended November 30, 2002, are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. The consolidated financial statements include the accounts of the Company, wholly-owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC (“CPH LLC”), which is now wholly-owned by the Company. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Effective February 23, 2001, CPH, Inc. and CHF consummated the first portion of an interest exchange transaction (the “Exchange Transaction”), whereby CPH, Inc. exchanged its 0.75% capital interests and contingent profits interest in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated, (the “Divested Joint Ventures”) for approximately 78% of CHF’s interest in CPH LLC and all of CHF’s interests in certain residential joint ventures. At February 28, 2001 and during the three month period ended May 31, 2001, CPH, Inc. had a 93% interest in CPH LLC and CHF held a 7% minority interest (as compared to 32.07% formerly). As a result of the first portion of the Exchange Transaction, CPH Inc.’s interest in the total capital of CPH LLC increased by 37% or $27.2 million. Both CPH, Inc. and CHF had an option to convert CHF’s remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of CPH, Inc. at the equivalent of approximately $6.40 per share. This option was exercised by CPH, Inc. on May 31, 2001, and as a result of this second portion of the Exchange Transaction, CPH, Inc. owned 100% of CPH LLC, and had obtained an additional increment of CPH LLC’s

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total capital of $7.9 million. In addition, Capital Pacific Homes, Inc., a wholly-owned subsidiary of the Company, has entered into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components (the “Managed Projects”), whereby the Company is compensated for performing such services through a management fee arrangement, including reimbursement of all project costs. As a result of the Exchange Transaction, the Company has no further exposure to the economic or entitlement risks associated with the Divested Joint Ventures or the Managed Projects, including no obligation to provide any capital.

      The Exchange Transaction was accounted for as the simultaneous acquisition of CHF’s minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company’s interest in the Divested Joint Ventures. As a result, no gain was initially recognized, the remaining balance of the Company’s property and equipment was adjusted to zero at February 28, 2001, and again at May 31, 2001, a deferred gain of approximately $3.5 million was recorded on the disposition of one of the Divested Joint Ventures, and the balance of the transaction was recorded as negative goodwill in the amount of $6.8 million. Negative goodwill represents the portion of the positive difference between the Company’s basis in the assets acquired in the Exchange Transaction as compared to the assets which were divested which was not otherwise accounted for as an adjustment to property and equipment or as a deferred gain. Both negative goodwill and the deferred gain were being accreted over five years, which accretion was included as a reduction in selling, general and administrative expenses. As further discussed in Note 9 below, due to a recently promulgated change in accounting principles, the remaining $5.4 million in unaccreted negative goodwill as of February 28, 2002 increased net income in the quarter ended May 31, 2002 through a cumulative effect of change in accounting principle. The remaining deferred gain will continue to be accreted over the four years of its remaining expected life.

      Assets under management, including assets owned by unconsolidated joint ventures (see Note 4 below) and Managed Projects, totaled $518 million at November 30, 2002 in 61 residential projects. At November 30, 2002, CPH LLC, which is now 100% owned by the Company, had $247 million in assets and a net worth of $105 million.

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

4.     Investments in and Advances to Unconsolidated Entities

      The Company is a general partner or a direct or indirect managing member and has a 50 percent or lesser ownership in 14 unconsolidated entities at November 30, 2002. The Company’s net investment in and

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advances to unconsolidated entities are as follows at November 30, 2002 and February 28, 2002 (in thousands):

	Capital	November 30,	February 28,
	Interest	2002	2002

Unconsolidated Joint Ventures:
JMP Canyon Estates, L.P.	10%	$112	$112
JMP Harbor View, L.P.	10%	310	318
Grand Coto Estates, L.P.	10%	627	546
M.P.E. Partners, L.P.	10%	257	989
LB/L — CPH Providence, LLC	10%	462	1,065
LB/L — CPH Longmont, LLC	10%	1,138	1,004
LB/L — CPH Laguna Street, LLC	10%	1,040	946
CPH Daily Ranch, L.P.	10%	3,253	3,103
CPH Sierra Peak, L.P.	50%	5,129	—
Other	Various	508	466

		$12,836	$8,549

      The Company’s economic interests in the unconsolidated joint ventures vary. Generally, the Company receives a portion of earnings after a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. In addition, the Company is typically required to contribute the full amount of its capital obligation at the commencement of the joint venture’s business, but in some cases the Company may have a contingent obligation to contribute additional capital. The Company is typically the direct or indirect managing entity pursuant to terms in each venture’s agreement. In the case of Divested Joint Ventures which are now Managed Projects, the Company or a subsidiary manages the development of the project under a management contract. Such management contracts as well as the unconsolidated joint venture agreements typically provide for the payment of a fee to compensate the Company for overhead expenditures as well as reimbursement of all direct project costs. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

      The Company uses the equity method of accounting for its investments in the unconsolidated 50 percent or less owned entities. The accounting policies of the entities are substantially the same as those of the Company.

      Following is summarized, combined financial information for the unconsolidated entities at November 30, 2002 and February 28, 2002 and for the three and nine month periods ended November 30, 2002 and November 30, 2001 (in thousands). This information includes in each case the interest of all equity owners of the entities, not just that of the Company and its subsidiaries.

Assets

	November 30,	February 28,
	2002	2002

Cash	$1,068	$1,163
Real estate projects	111,728	94,818
Other assets	2,521	1,275

	$115,317	$97,256

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities and Equity

	November 30,	February 28,
	2002	2002

Accounts payable and other liabilities	$6,883	$5,818
Notes payable	4,314	5,539

	11,197	11,357

Equity	104,120	85,899

	$115,317	$97,256

Income Statement

	Three Months Ended		Nine Months Ended

	November 30,	November 30,	November 30,	November 30,
	2002	2001	2002	2001

Sales of homes and land	$2,020	$4,937	$13,072	$7,905
Interest and other income, net	340	2	895	20

	2,360	4,939	13,967	7,925
Costs and expenses	2,094	4,633	12,395	7,336

Net income	$266	$306	$1,572	$589

5.     Notes Payable

      Notes payable at November 30, 2002 and February 28, 2002, are summarized as follows (in thousands):

	November 30,	February 28,
	2002	2002

Senior unsecured revolving credit facility, bearing interest varying from LIBOR to prime, as selected by the Company, plus applicable margins	$107,126	$90,658
Senior subordinated note, bearing interest at LIBOR plus applicable margin, maturing October 31, 2007	20,000	—
Notes payable to banks, including interest varying from prime plus one quarter percent to LIBOR plus four and one quarter percent, maturing between February 9, 2003 and November 30, 2003, secured by certain real estate projects on a non-recourse basis	9,853	18,011
Other	7,355	7,596

	$144,334	$116,265

      During the third quarter of fiscal 2002, CPH LLC entered into a senior unsecured revolving credit facility (the “Senior Facility”) with several participant banks. The facility had a maximum commitment of $125 million and a two year revolving term. Proceeds from this facility were used to pay down CPH LLC’s existing facilities and retire the remaining $55.6 million of 12 3/4% Senior Notes (the “Senior Notes”) at face value. In addition, the Company fixed the interest rate on $50 million and $25 million of borrowings at 5.93% and 5.87%, respectively, until September 2003 through interest rate swap agreements with a bank which were required by the terms of the Senior Facility. In October 2002, the Company extended the maturity of the Senior Facility to October 2005 and increased the maximum commitment to $130 million. In addition, the Company entered into a Senior Subordinated Credit Agreement in the initial amount of $20 million, with a

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity date in October 2007. The Company extended the maturity of the interest rate swaps on the Senior Facility to October 2005, and also entered into an interest swap as required by the terms of the Senior Subordinated Credit Agreement effectively fixing the interest rate on that obligation at 9.50% through its maturity in October 2007.

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

	Three Months Ended

	November 30, 2002			November 30, 2001

	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per common share:
Income available to common stockholders before cumulative effect of change in accounting principle	$276	14,915	$0.02	$872	14,913	$0.06
Effect of dilutive securities:
Warrants	—	—	—	—	35	—
Stock options	—	42	—	—	181	—

Diluted earnings per common share before cumulative effect of change in accounting principle	$276	14,957	$0.02	$872	15,129	$0.06

	Nine Months Ended

	November 30, 2002			November 30, 2001

	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per common share:
Income available to common stockholders before cumulative effect of change in accounting principle	$1,422	14,904	$0.10	$3,517	14,530	$0.24
Effect of dilutive securities:
Warrants	—	—	—	—	44	—
Stock options	—	58	—	—	187	—

Diluted earnings per common share before cumulative effect of change in accounting principle	$1,422	14,962	$0.10	$3,517	14,761	$0.24

7.     Stockholders’ Equity

      The Company has a stock repurchase program in place whereby up to 1,000,000 shares of the Company’s outstanding common stock may be repurchased. As of November 30, 2002, 750,100 shares have been repurchased cumulatively under this program. In addition, the Company has repurchased, on a cumulative basis, 657,095 of the 790,000 warrants originally issued in connection with the issuance of the Senior Notes. Of the remaining warrants, 123,951 were exercised and 8,954 expired unexercised during the quarter ended May 31, 2002.

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Comprehensive Income and Implementation of SFAS No. 133

      The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge.

      The Company was required under the terms of the Senior Facility to enter into interest rate swap agreements which effectively fix the variable interest rate on a notional amount of $75 million of outstandings under the Senior Facility. In addition, the Company was required to enter into an interest rate swap agreement in connection with the Senior Subordinated Credit Agreement in the notional amount of $20 million. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheets. Since applicable interest rates are somewhat lower as of November 30, 2002 than at the time the swaps were entered into, the current fair value of the swaps is negative. The unrealized loss, as of November 30, 2002, of $2.1 million is recorded in stockholders’ equity as accumulated other comprehensive loss.

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

10.     Related Party Transactions

      During the third quarter of fiscal 2003, the Company sold approximately 2,500 acres of undeveloped land to a third party for $12.9 million under a March 2001 option agreement between the Company and an affiliate of the third party. A former executive of the Company is currently affiliated with the third party purchaser. All material financial terms of the transaction were in place prior to the former executive’s affiliation.

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

      The following table illustrates the actual results of the Company’s operations, as well as the results including the Company’s unconsolidated joint ventures, for the three and nine months ended November 30, 2002 and 2001. The actual results have been adjusted to reflect the inclusion of the operating results of the Company’s unconsolidated joint ventures, including the portion attributable to the Company’s Joint Venture partners, in order to facilitate the discussion of the overall results in certain portions of the discussion below.

Results of Operations

(Amounts in thousands)

	Three Months Ended

	November 30, 2002		November 30, 2001

		Including		Including
	Consolidated	Joint Ventures	Consolidated	Joint Ventures

Sales of homes and land	$70,398	$72,418	$60,209	$65,146
Cost of sales	56,302	58,118	46,074	50,305

Gross margin	$14,096	$14,300	$14,135	$14,841

	Nine Months Ended

	November 30, 2002		November 30, 2001

		Including		Including
	Consolidated	Joint Ventures	Consolidated	Joint Ventures

Sales of homes and land	$162,264	$175,336	$218,909	$226,814
Cost of sales	125,359	136,555	164,963	171,697

Gross margin	$36,905	$38,781	$53,946	$55,117

      Cost of sales, as shown above, does not include the amount of previously capitalized interest costs which are included in interest expense. As a result, the gross margin also does not reflect the impact of previously capitalized interest costs included in interest expense. Industry practice among homebuilders varies, but

Company management feels that gross margin, exclusive of interest expense, is the most relevant comparable measure given the Company’s historical capital structure.

      In addition to the results shown above, the Company was responsible for the following activity in certain Managed Projects (including the Divested Joint Ventures) for the three and nine months ended November 30, 2002 and 2001:

Managed and Divested Operations

(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended

	November 30,	November 30,	November 30,	November 30,
	2002	2001	2002	2001

Number of Managed Projects	1	3	1	3
Unit closings	1	7	7	18
Revenues	$2,000	$14,005	$16,180	$32,647

      During the three and nine months ended November 30, 2002 and 2001, the Company was responsible for construction and marketing activity in the Managed Projects and the Company’s sole economic interest is through management arrangements.

Operating Data

      The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for the three and nine months ended November 30, 2002 and 2001, including unconsolidated joint ventures but excluding Managed Projects:

	Three Months Ended		Nine Months Ended

	November 30,	November 30,	November 30,	November 30,
	2002	2001	2002	2001

New homes delivered:
California	57	24	110	66
Texas	38	56	123	230
Nevada	—	—	—	68
Arizona	43	52	93	137
Colorado	29	31	73	99

Subtotal	167	163	399	600
Unconsolidated Joint Ventures (California)	7	18	45	29

Total homes delivered	174	181	444	629
Lots delivered	261	59	349	135

Total homes and lots delivered	435	240	793	764

Homes and lots net new orders	220	181	662	509

Average home sales price:
California	$576,000	$766,000	$607,000	$975,000
Texas	228,000	266,000	257,000	250,000
Nevada	—	—	—	235,000
Arizona	149,000	156,000	147,000	155,000
Colorado	224,000	245,000	241,000	232,000
Combined	336,000	348,000	354,000	335,000

      The following table shows backlog in units and dollars at November 30, 2002 and 2001 for each of the Company’s operations, including unconsolidated joint ventures:

	Ending Backlog

	November 30, 2002		November 30, 2001

	Units	($000s)	Units	($000s)

California	144	$50,800	88	$43,800
Texas	102	20,600	111	31,600
Arizona	83	12,300	40	5,600
Colorado	57	11,200	52	10,100

Total	386	$94,900	291	$91,100

Third Quarter of Fiscal 2003 (Ended November 30, 2002) Compared to Third Quarter of Fiscal 2002 (Ended November 30, 2001)

      The Company reported net income of $276,000, or $0.02 per share, in the third quarter of fiscal 2003, as compared to net income of $872,000, or $0.06 per share, in the third quarter of fiscal 2002.

      On a consolidated basis, sales of homes and land increased to $70.4 million for the third quarter of fiscal 2003 compared to $60.2 million for the third quarter of fiscal 2002. This increase is due primarily to a single large land sale of $12.9 million in the current quarter, offset by a slight decrease in total home closings, combined with a decrease in the Company’s average sales price per home to $336,000 in the third quarter of fiscal 2003 from $348,000 in the third quarter of fiscal 2002. Sales of homes and land including unconsolidated joint ventures, but excluding Managed Projects, increased from $65.1 million to $72.4 million for the respective quarters. Total home closings decreased from 181 in the third quarter of fiscal 2002 to 174 in the third quarter of fiscal 2003, including 18 and 7 homes, respectively, closed in unconsolidated joint ventures. In addition, there was an increase in lot closings from 59 in the third quarter of fiscal 2002 to 261 in the third quarter of fiscal 2003.

      The number of actively selling projects has increased from 20 at November 30, 2001 to 28 at November 30, 2002, which affected both backlog and net new orders. The Company currently anticipates opening between 8 and 12 net new communities over the next few quarters.

      Backlog has increased from 194 units at February 28, 2002 to 386 units at November 30, 2002, due to the opening of several new communities which have experienced strong sales activity during the current fiscal year as well as increased demand in certain of the Company’s markets. However, demand continues to be weak in certain other markets, in particular Colorado and Texas. In order to continue to sell and close homes in these markets, it may become necessary to offer additional incentives to homebuyers, which could have a negative impact on future profitability.

      The Company’s consolidated gross margin on home and lot closings decreased to 20.0% for the third quarter of fiscal 2003 as compared to 23.5% for the third quarter of fiscal 2002, due primarily to the lower margin land sale noted above. The gross margin on home closings decreased from 23.6% to 22.9% between quarters due in part to weak demand in Colorado and Texas and in part due to the Company’s current strategy of moving towards a lower-margin, higher-volume product mix. The Company’s gross margin on home and lot closings, including unconsolidated joint ventures, also decreased from 22.8% in the third quarter of fiscal 2002 to 19.7% in the third quarter of fiscal 2003. The Company’s measure of gross margin may differ from other homebuilders due to the exclusion of interest expense from cost of sales, as discussed above.

      Selling, general and administrative expense of $9.2 million for the third quarter of fiscal 2003 increased $1.6 million or 21.1% as compared to the third quarter of fiscal 2002 due principally to an increase in certain non-recurring expenses, including litigation expense and charges related to a reduction in workforce in the Company’s Texas division. As a percentage of revenue, selling, general and administrative expense increased from 12.6% for the third quarter of fiscal 2002 to 13.1% for the third quarter of fiscal 2003.

      Income from unconsolidated joint ventures increased from $287,000 in the third quarter of fiscal 2002 to $363,000 in the third quarter of fiscal 2003 due to an increased level of profit participation in the active joint ventures in the current period.

      Interest and other income decreased from $430,000 in the third quarter of fiscal 2002 to $279,000 in the third quarter of fiscal 2003.

      Interest incurred was $3.0 million in the third quarter of fiscal 2003, as compared to $3.5 million in the third quarter of fiscal 2002, while previously capitalized interest expensed was $5.1 million during the third quarter of fiscal 2003, as compared to $5.7 million in the third quarter of fiscal 2002. Once the Company sells out of certain older projects with higher capitalized interest, it anticipates that interest expensed will be closer to its currently lower level of interest incurred.

      The Company recorded a provision for income taxes of $147,000 in the third quarter of fiscal 2003, utilizing an effective tax rate of 34.8%, as compared to $688,000 in the third quarter of fiscal 2002, with an effective tax rate of 44.1%. The effective tax rate was lower than statutory rates in the third quarter of fiscal 2003 as a result of non-taxable accretion of deferred gain.

First Nine Months of Fiscal 2003 (Ended November 30, 2002) Compared to First Nine Months of Fiscal 2002 (Ended November 30, 2001)

      The Company reported net income of $6.9 million, or $0.46 per share, for the first nine months of fiscal 2003, as compared to net income of $3.5 million, or $0.24 per share, for the first nine months of fiscal 2002. Net income for the nine months ended November 30, 2002 included a cumulative effect of change in accounting principle which increased income by $5.4 million, or $0.36 per share. Excluding the effect of cumulative change in accounting principle, net income decreased from $3.5 million for the nine months ended November 30, 2001 to $1.4 million in the nine months ended November 30, 2002.

      On a consolidated basis, sales of homes and land decreased to $162.3 million for the first nine months of fiscal 2003 compared to $218.9 million for the first nine months of fiscal 2002. This decrease is due primarily to a decrease in total home closings in the current period, partially offset by an increase in lot sales. The Company’s average sales price per home increased slightly to $354,000 in the first nine months of fiscal 2003 from $335,000 in the first nine months of fiscal 2002. Sales of homes and land including unconsolidated joint ventures, but excluding Managed Projects, decreased to $175.3 million from $226.8 million for the respective periods. Total home closings decreased from 629 in the first nine months of fiscal 2002 to 444 in the first nine months of fiscal 2003, including 29 and 45 homes, respectively, closed in unconsolidated joint ventures. This was partially offset by an increase in lot closings from 135 in the first nine months of fiscal 2002 to 349 in the first nine months of fiscal 2003.

      The Company’s gross margin on home and lot closings decreased to 22.7% for the first nine months of fiscal 2003 as compared to 24.6% for the first nine months of fiscal 2002 due principally to a higher proportion of lower-margin lot sales in the current period. The gross margin on home and lot closings, including unconsolidated joint ventures, decreased from 24.3% in the first nine months of fiscal 2002 to 22.1% in the first nine months of fiscal 2003. The Company’s measure of gross margin may differ from other homebuilders due to the exclusion of interest expense from cost of sales, as discussed above.

      Selling, general and administrative expense of $24.5 million for the first nine months of fiscal 2003 decreased $3.3 million or 11.8% as compared to the first nine months of fiscal 2002 due principally to a reduction in volume-related sales and marketing costs. As a percentage of revenue, selling, general and administrative expense increased from 12.7% for the first nine months of fiscal 2002 to 15.1% for the first nine months of fiscal 2003. The increased percentage of such expense compared to revenue is primarily due to a lower level of sales activity in the current period.

      Income from unconsolidated joint ventures increased from $396,000 in the first nine months of fiscal 2002 to $875,000 in the first nine months of fiscal 2003, due to an increased level of profit participation in the active joint ventures in the current quarter.

      Interest and other income decreased from $1.1 million the first nine months of fiscal 2002 to $598,000 in the first nine months of fiscal 2003.

      Minority interest of $159,000 for the first nine months of fiscal 2002 primarily represents the share of CPH LLC’s income attributable to CHF, until the Company acquired the remaining minority interest in CPH, LLC on May 31, 2001. As CHF no longer holds an ownership interest in CPH LLC, no minority interest was recorded in the current period.

      Interest incurred was $7.9 million in the first nine months of fiscal 2003, as compared to $12.6 million in the first nine months of fiscal 2002, while previously capitalized interest expensed was $11.7 million during the first nine months of fiscal 2003, as compared to $21.4 million in the first nine months of fiscal 2002. Once the Company sells out of certain older projects with higher capitalized interest, it anticipates that interest expensed will be closer to its currently lower level of interest incurred.

      The Company recorded a provision for income taxes of $765,000 in the first nine months of fiscal 2003, utilizing an effective tax rate of 35.0%, as compared to $2.7 million in the first nine months of fiscal 2002, with an effective tax rate of 43.1%. The effective tax rate was lower than statutory rates in the first nine months of fiscal 2003 as a result of non-taxable accretion of deferred gain.

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

      As of November 30, 2002, the Company has in place several credit facilities, including the Senior Facility, totaling $208 million (the “Facilities”) with various bank lenders (the “Banks”), of which approximately $137 million was outstanding. The Facilities other than the Senior Facility and the Senior Subordinated Note Agreement are secured by liens on various completed or under construction homes and lots held by certain wholly-owned subsidiaries of the Company. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At November 30, 2002, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of November 30, 2002, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

Critical Accounting Policies

      The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Management evaluates its estimates and judgments, including those which impact its most critical accounting policies, on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances within the framework of current accounting literature. Actual results may differ from these estimates under different assumptions or conditions. The Company’s key accounting policies are discussed in detail in the Company’s Form 10-K for the fiscal year ended February 28, 2002.

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

      The Company is exposed to market risks related to fluctuations in interest rates on its debt. Under the Senior Facility and the Senior Subordinated Credit Agreement, the Company has utilized interest rate swaps in order to fix the interest rate on $95 million of its variable rate debt. The Company has not used forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

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

      For fixed rate debt, changes in interest rates generally affect the fair market value, but not the Company’s earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not have an impact on fair market value, but do affect the Company’s future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based upon the amount of variable rate debt outstanding at the end of the third quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest incurred for the coming year of approximately $500,000.

      The Company does not believe that future market interest rate risks related to its debt obligations will have a material impact on the Company’s financial position, results of operations or liquidity.

Item 4.	Controls and Procedures

      As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO, COO and CLO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, CFO, COO and CLO, concluded that the Company’s significant disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      As described in the Company’s 10-Q for the period ending August 31, 2002, a former senior executive of the Company filed a suit styled in part as a shareholder derivative suit. This action has been settled and the settlement has received preliminary approval of the Court. In the event the settlement receives final approval from the Court in its current form, the Company will have no financial obligations in connection with the settlement, other than payment of future legal fees of the Company-related defendants and related expenses. The Company is involved in routine claims and litigation arising out of the ordinary course of its business. Although the legal responsibility and financial impact to the Company with respect to other pending claims and litigation cannot be presently ascertained, the Company does not believe that these matters will result in the payment by the Company, giving consideration to any applicable insurance proceeds or contributions by other parties, that, in the aggregate, would be material in relation to the financial position of the Company.

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

Date: January 14, 2003

By:	/s/ STEVEN O. SPELMAN, JR.

Steven O. Spelman, Jr.
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: January 14, 2003

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

Date: January 14, 2003

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
(Principal Financial Officer)

Date: January 14, 2003

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Hadi Makarechian pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Steven O. Spelman, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002