Form 10-K
period 2003-02-28
CAPITAL PACIFIC HOLDINGS INC
filed 2003-05-29
CIK 813945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

Commission File Number: 001-09911

Capital Pacific Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2956559
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4100 MacArthur Blvd., Suite 200 Newport Beach, California (Address of principal executive offices)	92660 (Zip Code)

(Registrant’s telephone number, including area code)

(949) 622-8400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.10 Par Value	American Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      At May 15, 2003, the aggregate market value of the voting stock held by persons other than the directors, executive officers and principal shareholders filing Schedules 13D of the Registrant was $6,702,912 as determined by the closing price on the American Stock Exchange. The basis of this calculation does not constitute a determination by the Registrant that all of its principal shareholders, directors and executive officers are affiliates as defined in Rule 405 under the Securities Act of 1933.

      At May 15, 2003, there were the following shares outstanding of the Registrant’s classes of Common Stock:

Common Stock	12,907,050
Non-Voting Common Stock	2,007,312

      Part III incorporates certain information by reference to the Registrant’s definitive proxy statement to be filed with the Commission no later than June 28, 2003.

PART I

Item 1.	Business

General

      Capital Pacific Holdings, Inc. (“CPH, Inc.”), together with its subsidiaries (the “Company”), is a regional homebuilder and developer with operations throughout selected metropolitan areas of California, Texas, Arizona and Colorado. The Company conducts its homebuilding business through its wholly-owned subsidiary Capital Pacific Holdings, LLC (“CPH LLC”) and through single purpose joint venture entities. Joint venture entities are used principally in circumstances in which a third party provides capital or other financing for a project. In addition to its owned projects, the Company through one of its wholly-owned subsidiaries manages certain homebuilding projects in which it formerly had an equity interest (the “Managed Projects”). With respect to these Managed Projects, the Company is reimbursed its direct costs and paid a management fee representing an allocation of overhead. CPH, Inc. also conducts certain other activities related to homebuilding, including mortgage brokerage operations, design centers and land development activities, principally through various other subsidiaries and joint ventures. CPH LLC’s principal business activities are to build and sell single-family homes. The Company’s single-family homes are targeted to entry-level, move-up and semi-custom luxury buyers. Since 1975, the Company has built and sold nearly 25,000 homes in the markets it serves. During the fiscal year ended February 28, 2003, the Company (including unconsolidated joint ventures but excluding Managed Projects) closed 1,467 home and lot sales, including 720 homes, at an average home sales price of $330,000. Revenues for the same period (including unconsolidated joint ventures but excluding Managed Projects) totaled $268.5 million. Including Managed Projects, revenues totaled $297.6 million. The Company currently conducts its operations principally under the name Capital Pacific Homes.

      Assets owned and under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $513 million at February 28, 2003 in 65 residential properties. At February 28, 2003, CPH, Inc.’s wholly-owned subsidiary, CPH LLC, had $238 million in assets and a net worth of $107 million. CPH LLC, the Managed Projects and certain other project-specific entities indemnify CPH, Inc. and its subsidiaries against liabilities arising from the projects owned by such entities.

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

(2) Diversifying its product. The Company builds homes targeted for all price segments, from entry-level buyers to the semi-custom luxury market move-up buyers, so that it is able to deliver well-priced homes to a broad segment of its potential customer base. Within Texas, Arizona and Colorado, the Company serves the entry level as well as move-up markets. Within California, the Company has products targeted toward first, second and third time move-up buyers, as well as the million dollar luxury market. This product diversification enables the Company to adapt to changing market conditions.

(3) Enhancing the Company’s capital base and sources of financial liquidity. This has been a principal focus of the Company over the past several years. The Company has substantially improved its leverage ratios and reduced its debt costs. In fiscal year 1995, the Company accessed the public debt capital markets through the sale of $100 million of 12 3/4% Senior Notes (“Senior Notes”) including 790,000 warrants to purchase common stock (the “Offering”). The Senior Notes were due May 1, 2002 and have been fully repurchased or redeemed. During fiscal 2002, the Company repurchased the remaining $55.6 million of the Senior Notes and its wholly-owned subsidiary, CPH LLC, entered into a senior unsecured revolving credit facility with a maximum commitment of $125 million, which has since been increased to $140 million. This has substantially lowered the Company’s borrowing costs. Credit facilities in place at February 28, 2003 totaled $208 million, of which $120 million was outstanding. In addition, the Company has begun utilizing project level lot development financing to enhance the efficiency of its utilization of its capital and its unsecured credit facility. The Company believes this financing strategy allows orderly growth and greater flexibility to react quickly to changing market conditions. The Company also utilizes joint ventures within its operations as a source of financing and risk management. The Company is also considering additional sources of financing for the purpose of credit diversification and expansion.

(4) Controlling costs and maintaining operational efficiency. The Company has job cost, warranty tracking and construction scheduling systems and other quality control processes to control costs and to reduce the effect of certain risks inherent in the homebuilding industry. The Company has made a substantial investment in its information systems. These systems and controls enable the Company to effectively monitor its operations and improve its efficiencies.

(5) Minimizing inventory risk. CPH LLC tries to carefully manage its land and inventory risk in a variety of ways. CPH LLC monitors its supply of owned, optioned and controlled land to maintain an adequate pipeline of building lots in each of its markets while avoiding excess land holdings. For its homebuilding projects, CPH LLC generally prefers to purchase entitled land, generally defined as land that has received the majority of the land use approvals necessary for residential development from the appropriate state, county and local governments, typically in parcels of 50 to 250 lots, and makes use of options, seller financing, lot development financing and joint ventures, when available, to reduce its capital commitment on individual projects in order to be in a position to allocate its capital among a larger number of projects and properties. CPH LLC generally tries to limit its speculative building by commencing construction only after some sales have been made and tries to limit the size of each construction phase. CPH LLC generally purchases and holds land in amounts sufficient to support home production and sales over a 24 to 48 month period.

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

Homebuilding Geographic Markets

      At February 28, 2003, the Company, either directly or through joint ventures, including four Managed Projects in which the Company does not have an equity ownership interest, controlled lots in various stages of development with respect to approximately 65 residential projects. The Company is currently selling homes in 29 of these projects. As detailed in Item 7 below, the Company anticipates opening between 8 and 10 net new projects in the current fiscal year. The Company’s homes for sale (including Managed Projects) currently range in size from 1,200 to 8,000 square feet and are currently priced from $109,000 to slightly over $4,000,000.

      The following table sets forth the estimated number of homes under construction and lots owned, under option and controlled as of February 28, 2003:

Estimated Number of Housing Units that Could be

Constructed on Land Controlled as of February 28, 2003(a)

			Lots
	Homes Under	Lots	Under	Lots
Region	Construction(b)	Owned	Option(c)	Controlled(d)	Total

California	171	441	57	802	1,471
Managed Projects (California)(e)	38	144	—	—	182
Texas	84	543	810	1,085	2,522
Arizona	78	921	—	905	1,904
Colorado(f)	128	882	39	1,647	2,696

Total	499	2,931	906	4,439	8,775

(a)	Based upon current management estimates, which are subject to change. This table includes the Company’s unconsolidated joint ventures. This table also includes the Managed Projects in which the Company’s sole economic interest is through management agreements.

(b)	Includes completed model homes.

(c)	Lots under option represent lots under option contracts within existing projects. There can be no assurance that the Company will actually acquire any lots under option.

(d)	Controlled home sites include those properties for which the Company has entered into a variety of contractual relationships including non-binding letters of intent, binding purchase agreements with customary conditions precedent and similar arrangements. There can be no assurance that the Company will actually acquire any such properties.

(e)	This line includes homes and lots in the Managed Projects in which the Company’s sole economic interest is through management agreements. These homes and lots are not owned by the Company.

(f)	This table excludes the CPH Banning-Lewis Ranch, LLC property owned by a joint venture which CPH, Inc. manages and in which it has a potential profit participation (after payment of costs, return of capital, and payment of preferred return). This joint venture controls approximately 21,400 acres in Colorado Springs, Colorado as further described in footnote (a) to Joint Ventures below.

      The table below summarizes the residential developments in process in the Company’s geographic markets:

Projects and Units in Process as of February 28, 2003(a)

						Units
	Number of	Number of	Total	Units	Units	Remaining
	Projects Held for	Projects in	Units	Closed in	Closed in	at
Region	Development(b)	Sales Stage(c)	Planned(d)	Prior Years	FY 2003	2/28/03(d)

California	18	5	1,527	487	371	669
Managed Projects (California)	4	2	217	14	21	182
Texas	12	8	2,964	1,061	466	1,437
Arizona	12	5	1,518	187	332	999
Colorado(e)	19	9	1,557	210	298	1,049

Total	65	29	7,783	1,959	1,488	4,336

(a)	This table includes the Company’s unconsolidated joint ventures. This table also includes the Managed Projects in which the Company’s sole economic interest is through management agreements.

(b)	The number of projects held for development includes projects with houses in the planning, development, construction and sales stages.

(c)	The number of projects in the sales stage includes projects where the sales office has opened, reservations are being taken or sales contracts are being executed.

(d)	Includes units under construction, in backlog and lots under option in projects owned by the Company or the Managed Projects.

(e)	Excludes the CPH Banning-Lewis Ranch, LLC property described in footnote (a) to Joint Ventures below.

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

      At February 28, 2003, the Company’s consolidated subsidiaries, unconsolidated joint ventures and Managed Projects, were as follows:

			Units
	Total Units	Units Closed	Remaining
	Planned	in FY 2003	at 2/28/03

Consolidated Subsidiaries
CPH Newport Coast, LLC — Orange County, CA	97	22	2
CPH Yucaipa I, LLC — Riverside County, CA	100	69	1
CPH Dysart Ranch, LLC — Maricopa County, AZ	293	—	293

	490	91	296

Unconsolidated Joint Ventures
LB/L-CPH Longmont, LLC — Boulder County, CO	448	14	434
LB/L-CPH Providence, LLC — Riverside County, CA	98	45	—
LB/L-CPH Laguna Street, LLC — Santa Barbara County, CA	14	—	14
CPH Daily Ranch, L.P. — Ventura County, CA	262	18	244
CPH Sierra Peak, L.P. — Riverside County, CA	90	—	90
CPH Banning-Lewis Ranch, LLC — El Paso County, CO(a)	(a )	—	(a )

	912	77	782

Managed Projects(b)
Makallon RPV Associates, LLC — Los Angeles County, CA	79	16	49
Makallon Dana Point, LLC — Orange County, CA	44	5	39
Makallon Resorts I, LLC — Orange County, CA(c)	94	—	94

	217	21	182

	1,619	189	1,260

(a)	The phasing for this project is currently being determined. The joint venture owns approximately 21,400 acres of entitled land in Colorado Springs, Colorado, which is currently zoned for a potential density of approximately 76,000 residential units and 48 million square feet of commercial, industrial and office space. Based upon a variety of factors, including without limitation economic conditions and the availability of city services and utilities and government actions, the achievable density may vary.

(b)	Previously unconsolidated joint ventures. The Company’s sole economic interest in the Managed Projects is through management agreements.

(c)	Includes two residential projects.

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

      The Company contracts with a number of outside architects, designers, engineers, consultants and subcontractors. The Company believes that the use of third parties for the production of the final design, engineering and construction reduces its costs, increases design innovation and quality, and reduces risks. The Company has a large number of plans which it has used in various projects and can be re-used in new projects with appropriate modifications as necessary. The Company offers options and upgrades to provide its homebuilders with opportunities to augment their home to fit their lifestyle, the extent of which varies depending upon the project. However, structural and other changes which impact the build time of the home are typically limited.

      The Company creates architectural variety within its projects by offering numerous models, floor plans, and exterior styles in an effort to enhance home values by creating diversified neighborhood looks within its projects. Generally, the Company selects the exterior finishes of its homes subject to necessary architectural approvals. The Company offers homebuyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers through third parties contracted with by the Company, or the services may be provided through the homebuyer’s own consultants.

Development and Construction

      The Company typically acts as the general contractor for the construction of its projects and the Managed Projects. Typically, all construction work for the Company is performed by subcontractors. The Company’s consultants and employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company’s subcontractors are generally entered into after competitive bidding on a project-by-project basis. The Company has established relationships with a large number of subcontractors and is not dependent to any material degree upon the services of any one subcontractor. Decreasing availability of insurance coverage for subcontractors as well as, in California, the effects of increased Worker’s Compensation insurance rates may have an adverse effect in the availability of qualified subcontractors.

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

Sales and Marketing

      The Company typically builds, furnishes and landscapes model homes for each residential project and maintains on-site sales offices, which are usually open seven days a week once a project fully opens. The Company generally sells all of its homes through Company sales representatives who typically work from the sales offices located either at the model homes or at sales centers used in each subdivision. When appropriate, the Company also uses listing and cooperative brokers to sell its homes.

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

      The Company utilizes the Internet through its website address, www.capitalpacifichomes.com, and through participation in a builder-sponsored web joint venture to augment its advertising and promotional activities.

      The Company provides flooring and other amenities and upgrades to its homebuyers through various contracted facilities.

Operating Data

      The following table shows new home and lot deliveries, net new orders and average sales prices for each of the last three fiscal years for each of the Company’s residential operations, including unconsolidated joint ventures but excluding Managed Projects:

	Year Ended

	February 28,	February 28,	February 28,
	2001	2002	2003

New homes delivered:
California	68	101	196
Texas	426	305	178
Nevada	231	69	—
Arizona	240	172	171
Colorado	198	139	112

Subtotal	1,163	786	657
Unconsolidated Joint Ventures (California)	46	53	63

Total homes delivered	1,209	839	720
Lots delivered	990	295	747

Total homes and lots delivered	2,199	1,134	1,467

Net new orders	1,155	782	869

Average sales price for homes delivered:
California (excluding unconsolidated joint ventures)	$1,518,000	$1,193,000	$587,000
California (including unconsolidated joint ventures)	1,458,000	880,000	559,000
Texas	203,000	260,000	247,000
Nevada	211,000	238,000	—
Arizona	159,000	152,000	149,000
Colorado	212,000	237,000	237,000
Combined (excluding unconsolidated joint ventures)	274,000	350,000	331,000
Combined (including unconsolidated joint ventures)	315,000	346,000	330,000

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

      The following table shows backlog in units and dollars at the end of each of the last three fiscal years for each of the Company’s residential operations, including unconsolidated joint ventures. Backlog and selling communities data does not include Managed Projects.

	Ending Backlog

	February 28, 2001			February 28, 2002			February 28, 2003

	Units		($000s)	Units		($000s)	Units		($000s)

California	71		$69,900	63		$47,200	118		$42,500
Texas	265		68,800	64		18,500	61		13,100
Nevada	45		11,400	—		—	—		—
Arizona	56		8,500	33		4,400	62		11,600
Colorado	75		15,000	34		4,200	55		12,400

Total	512		$173,600	194		$74,300	296		$79,600

Selling Communities		26			22			27

      The following table shows net new orders (sales made less cancellations and credit rejections), homes closed and ending backlog relating to sales of the Company’s homes and homes under contract for each quarter since the beginning of fiscal year 2002, including unconsolidated joint ventures, and excluding Managed Projects. The Company’s backlog at any given time is typically a good indicator of the number of units that will be closed in the four to six months following such date:

				Ending Backlog
	Net New	Homes	Lots
	Orders	Closed	Closed	Units	($000s)

Fiscal Year 2002
1st Quarter	209	253	11	439	$146,500
2nd Quarter	119	195	65	350	116,700
3rd Quarter	181	181	59	291	91,200
4th Quarter	273	210	160	194	74,300

Total Fiscal Year 2002	782	839	295

Fiscal Year 2003
1st Quarter	222	140	62	276	$93,800
2nd Quarter	220	130	26	351	109,700
3rd Quarter	220	174	261	386	94,900
4th Quarter	207	276	398	296	79,600

Total Fiscal Year 2003	869	720	747

Mortgage Company

      The Company offers mortgage broker services to certain of its California homebuyers through its unconsolidated joint venture Capital Pacific Home Loans, L.P. The Company also offers mortgage broker services to certain of its Texas homebuyers through its unconsolidated joint venture, Fairway Financial L.P. In addition, the Company has established certain relationships, including joint venture investments, with local mortgage broker operations in other operating regions.

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

Competition

      The homebuilding industry is highly competitive. In each of the markets in which it operates, the Company competes in terms of location, design, quality and price with numerous other residential builders, including large national and regional firms, many of which have greater financial resources than the Company. The Company has seen the financial resources of its competitors increase with the consolidation which the industry has experienced in the past few years. As the Company enters and until it develops a reputation in a new market area, the Company can expect to face even more significant competitive pressures. Competitive pressures may cause the Company to reduce effective sales prices or to write off due diligence costs for abandoned projects. In certain markets, the Company may from time to time engage in redesigns of product and/or make changes in existing model homes to make the Company’s product more competitive. Such redesigns and/or changes may cause the Company to incur additional expenses and/or to write-off previous investments in such design or model homes.

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

      The Company must increasingly obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development (including possibly in ongoing projects), building moratoria may be imposed. As a result, the Company devotes an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained or even stop all work. Such increasing regulation has resulted in a significant increase in time (and related carrying costs) between the Company’s initial acquisition of land and the commencement and completion of its developments, particularly in California and to an increasing extent, all of the Company’s markets. In addition, the extent to which the Company participates in land development activities subjects it to greater exposure to regulatory risks.

Employees

      As of April 30, 2003, the Company employed 226 persons full-time, compared to 246 persons at April 30, 2002. Of these, 26 were in executive positions, 56 were engaged in sales activities, 83 in project management activities and 61 in administrative and clerical activities. None of the Company’s employees is represented by a union and the Company considers its employee relationships to be good.

Raw Materials

      Typically all the raw materials and most of the components used in the Company’s business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. In addition, increases in the price of lumber and other materials have a negative impact on margins. In order to maintain its quality standards while providing a product at good value, the Company has used and will under appropriate market circumstances consider the further use of alternative materials, such as metal studs and framing in some of its projects.

Item 2.	Properties

      The Company leases its office facilities.

Item 3.	Legal Proceedings

      The Company is involved in routine claims and litigation arising in the ordinary course of its business. The legal responsibility and financial impact to the Company with respect to pending litigation cannot be presently ascertained. The previously disclosed suit styled in part as a shareholder derivative suit has been settled and the Company had no financial obligation under the settlement. A notice describing the proposed terms of the settlement and providing an opportunity to object was mailed to all shareholders in December 2002. After no objections were received a notice of the Court’s final approval of the settlement was mailed to all shareholders in February 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is traded on the American Stock Exchange (AMEX) under the Symbol “CPH.” The following table sets forth the quarterly high and low sales prices for the Common Stock for the fiscal periods indicated.

	High	Low

Fiscal 2002
Fourth Quarter	$5.30	$3.70
Third Quarter	4.03	2.60
Second Quarter	4.60	3.14
First Quarter	4.65	2.75
Fiscal 2003
Fourth Quarter	$3.30	$2.85
Third Quarter	4.20	2.90
Second Quarter	4.52	3.20
First Quarter	4.90	3.11

      Payment of dividends is within the discretion of the Company’s Board of Directors and holders of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds contractually legally available therefor. The Company has not paid dividends for over ten years, and has historically retained its earnings. There can be no assurance that existing contractual limits may not become more restrictive.

      On May 15, 2003, the Company had approximately 250 beneficial holders of its Common Stock.

Item 6.	Selected Financial Data

      The following selected consolidated financial data of the Company is presented as of and for the fiscal years ended February 28, 1999, February 29, 2000, February 28, 2001, February 28, 2002 and February 28, 2003. The selected financial data should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this report. Certain reclassifications have been made to the prior years’ amounts to conform to the current year presentation.

	Last Day of February

	1999	2000	2001	2002	2003

	(Dollars in thousands, except per share amounts)
Income Statement Data:
Sales of homes and land	$192,422	$290,791	$363,743	$298,701	$247,121
Cost of sales	(156,493)	(231,273)	(272,332)	(226,373)	(195,252)
Interest expense(1)	(17,842)	(22,141)	(35,707)	(28,932)	(14,533)
Selling, general and administrative expenses	(21,186)	(30,813)	(38,615)	(36,301)	(34,536)
Income (loss) from unconsolidated joint ventures	7,949	1,730	(874)	746	1,748
Interest and other income, net	1,381	1,513	1,927	1,367	1,155

Income from operations	6,231	9,807	18,142	9,208	5,703
Minority interest(2)	(1,850)	(2,835)	(5,628)	(159)	—

Income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	4,381	6,972	12,514	9,049	5,703
Provision for income taxes	(1,095)	(1,745)	(1,786)	(2,757)	(1,486)

Income before extraordinary item and cumulative effect of change in accounting principle	3,286	5,227	10,728	6,292	4,217
Extraordinary item — gain on debt retired at less than face value, net of minority interest and taxes	—	955	1,461	—	—
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	—	—	—	5,447

Net income	$3,286	$6,182	$12,189	$6,292	$9,664

Earnings per common share — basic and diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$0.23	$0.37	$0.77	$0.43	$0.28
Extraordinary item	—	0.07	0.11	—	—
Cumulative effect of change in accounting principle	—	—	—	—	0.36

Net income	$0.23	$0.44	$0.88	$0.43	$0.64

Weighted average common shares — basic	14,237	13,923	13,773	14,620	14,906

Weighted average common shares — diluted(3)	14,271	14,014	13,896	14,795	14,958

Sales of homes and land (including unconsolidated joint ventures)	$271,372	$319,064	$426,447	$313,690	$268,472

	Last Day of February

	1999	2000	2001	2002	2003

	(Dollars in thousands, except per share amounts)
Balance Sheet Data and Other Financial Data:
Real estate projects	$261,333	$282,497	$259,873	$203,685	$184,891
Total assets	324,763	358,281	309,412	246,529	251,747
Notes payable	91,489	125,809	110,223	116,265	126,563
Senior unsecured notes payable(4)	100,000	88,392	55,592	—	—
Minority interest(4)	30,032	33,594	7,743	—	4,644
Stockholders’ equity(4)	65,354	70,886	82,780	93,114	100,399
Stockholders’ equity per share	4.66	5.13	6.01	6.26	6.73
Ratio of debt to total capitalization	0.75	0.75	0.67	0.56	0.56
Operating Data (including unconsolidated joint ventures, in units):
Homes delivered	932	1,296	1,209	839	720
Total homes and lots delivered	982	2,006	2,199	1,134	1,467
Net new orders	1,053	1,397	1,155	782	869
Homes in backlog	497	598	512	194	296
Dollars in backlog	$124,000	$166,400	$173,600	$74,300	$79,600

(1)	Represents interest costs initially capitalized to real estate projects which are recognized as interest expense as homes and land are sold.

(2)	Includes the minority interest share of earnings in CPH LLC since the financial restructuring in fiscal year 1998, ending in fiscal 2002.

(3)	Reflects dilution due to outstanding warrants and stock options. See Note 1 to the Consolidated Financial Statements.

(4)	At February 28, 1999, February 29, 2000 and February 28, 2001, respectively, minority interest includes $29.9 million, $32.6 million and $7.7 million of capital in CPH LLC attributable to California Housing Finance, L.P. (“CHF”). At February 28, 1999, February 29, 2000 and February 28, 2001, 2002, and 2003, respectively, CPH LLC had total capital of $92.5 million, $100.1 million, $109.5 million, $109.5 million and $107.3 million and was the sole obligor for the balance of the Senior Unsecured Notes Payable, until they were repaid during fiscal 2002. At February 28, 2003, minority interest represents capital attributable to a non- affiliated investor in a consolidated joint venture.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information is Subject to Risk and Uncertainty

      Certain statements in the financial discussion and analysis by management contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company’s successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income, uncertainty arising from acts of war and terrorism and similar factors, availability to homebuilders of financing for acquisitions, development and construction, availability to homebuyers of permanent mortgages, interest rate levels and the demand for housing; supply levels of land, utilities and other services, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings; and other influences.

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

      The following table illustrates the actual results of the Company’s operations, as well as the results including the Company’s unconsolidated joint ventures, for the past three fiscal years. The actual results have been adjusted to reflect the inclusion of the operating results of the Company’s unconsolidated joint ventures, including the portion attributable to the Company’s joint venture partners, in order to facilitate the discussion of the overall results in certain portions of the discussion below. In addition, for fiscal 2002 and fiscal 2003, the table presents results including the Managed Projects.

Results of Operations

(Amounts in thousands)

	Year Ended

	February 28, 2001		February 28, 2002			February 28, 2003

					Including			Including
		Including		Including	Joint Ventures		Including	Joint Ventures
		Joint		Joint	and Managed		Joint	and Managed
	Consolidated	Ventures	Consolidated	Ventures	Projects	Consolidated	Ventures	Projects

Sales of homes and land	$363,743	$426,447	$298,701	$313,690	$358,929	$247,121	$268,472	$297,592
Cost of sales	272,332	319,951	226,373	239,113	275,376	195,252	212,000	233,587

Gross margin	$91,411	$106,496	$72,328	$74,577	$83,553	$51,869	$56,472	$64,005

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

      During fiscal 2001, the amounts in the table above including joint ventures include $63 million of revenue representing 46 unit closings in joint ventures which became Managed Projects as a result of the Exchange Transaction.

      In addition to the results shown above, the Company was responsible for the following activity in certain Managed Projects (including the Divested Joint Ventures) for the fiscal years 2002 and 2003:

Managed and Divested Operations

(Dollar amounts in thousands)

	Fiscal 2002	Fiscal 2003

Number of Managed Projects	3	3
Unit closings	26	21
Revenues	$45,239	$29,120

      During fiscal years 2002 and 2003, the Company was responsible for construction and marketing activity in the Managed Projects and the Company’s sole economic interest is through management arrangements.

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

Fiscal 2003 (Year Ended February 28, 2003) Compared to Fiscal 2002 (Year Ended February 28, 2002)

      The Company reported net income of $9.7 million, or $0.64 per share, in fiscal 2003, as compared to net income of $6.3 million, or $0.43 per share, in fiscal 2002. Net income in fiscal 2003 included a cumulative effect of change in accounting principle which increased income by $5.4 million, or $0.36 per share. Excluding the effect of cumulative change in accounting principle, net income decreased from $6.3 million in fiscal 2002 to $4.2 million in fiscal 2003. The Company reported income from operations of $5.7 million in fiscal 2003, as compared to income from operations of $9.2 million in fiscal 2002.

      On a consolidated basis, sales of homes and land decreased from $298.7 million in fiscal 2002 to $247.1 million in fiscal 2003. This decrease is due to a decrease in total home closings and average sales price per home, partially offset by increased lot closings between periods. Of these totals, sales of land and lots accounted for $15.4 million and $30.9 million in fiscal 2002 and fiscal 2003, respectively. On a consolidated basis, home and lot closings increased from 1,081 in fiscal 2002 to 1,390 in fiscal 2003. Sales of homes and land including unconsolidated joint ventures were $268.5 million for fiscal 2003 compared to $313.7 million for fiscal 2002. The decrease was due to a decrease in home closings from 839 for fiscal 2002 to 720 in fiscal 2003 as well as a decrease in average sales price. Total unit closings increased from 1,134 in fiscal 2002 to 1,467 in fiscal 2003, including 53 and 63 homes, respectively, closed in unconsolidated joint ventures. The increase in total unit closings was due primarily to a significant increase in total lot closings from 295 in fiscal 2002 to 747 in fiscal 2003. In addition, 14 lots were closed in unconsolidated joint ventures in fiscal 2003. In accordance with the Company’s strategy to lower its exposure to the higher end of the home sales market, the average home sales price decreased from $346,000 in fiscal 2002 to $330,000 in fiscal 2003.

      The number of actively selling projects (not including the Managed Projects) has increased from 22 at February 28, 2002 to 27 at February 28, 2003, which affected both backlog and net new orders. The Company anticipates opening between 20 and 25 new communities over the next fiscal year in the following markets:

Approximate
	Number of	Approximate
Market	New Projects	Number of Lots

California	6-8	329-705
Texas	5-7	868-1,302
Arizona	7-7	732-732
Colorado	2-3	279-355

Total	20-25	2,208-3,094

      Certain of these projects contain lots which may ultimately be sold to other builders. Taking into account the close out of between 12 and 15 currently selling projects, the Company expects a net increase in selling projects of between 8 and 10 projects during fiscal 2004.

      The Company’s gross margin decreased from 24.2% in fiscal 2002 to 21.0% in fiscal 2003, due to a continued shift in the mix of closings to certain higher volume, lower-margin projects and the close out of certain less profitable projects in certain markets. The gross margin, including unconsolidated joint ventures, decreased from 23.8% in fiscal 2002 to 21.0% in fiscal 2003.

      Selling, general and administrative expense of $34.5 million for fiscal 2003 decreased $1.8 million or 4.9% as compared to fiscal 2002 due primarily to a lower level of sales activity. As a percentage of revenue, selling, general and administrative expense increased from 12.2% in fiscal 2002 to 14.0% in fiscal 2003. The increased percentage was primarily due to lower volume of revenue in fiscal 2003, combined with an increase in certain non-recurring expenses, including litigation expense, the write off of certain abandoned projects and charges related to a reduction in work force in the Company’s Texas division.

      Income from unconsolidated joint ventures increased from $746,000 in fiscal 2002 to $1.8 million in fiscal 2003, due primarily to slightly higher volume and higher per unit profitability in the current joint ventures.

      Interest and other income decreased slightly from $1.4 million in fiscal 2002 to $1.2 million in fiscal 2003 and consists primarily of the results of operations of the Company’s mortgage broker operations, as well as certain financing and other transactions.

      Minority interest of $159,000 in fiscal 2002 primarily represents the share of income from CPH LLC attributable to CHF, until the Company acquired the remaining minority interest in CPH LLC on May 31, 2001.

      Interest incurred was $10.3 million in fiscal 2003, as compared to $14.8 million in fiscal 2002, while interest expensed was $14.5 million in fiscal 2003 as compared to $28.9 million in fiscal 2002. Due both to selling out of older projects with higher capitalized interest and the Company’s substantially reduced borrowing costs, the Company expects interest incurred and interest expensed to continue to decline in future periods. Substantially all interest costs are initially capitalized to real estate projects and are recognized as interest expense as homes and land are sold.

      The Company recorded a provision for income taxes of $1.5 million in fiscal 2003, as compared to $2.8 million in fiscal 2002. The effective tax rate was reduced from the statutory rate in both years due to the impact of amortizing negative goodwill. The Company expects its effective tax rate to approximate 40 percent in future years.

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

      Sales of homes and land including unconsolidated joint ventures were $313.7 million for fiscal 2002 compared to $426.4 million for fiscal 2001. Of these totals, sales of land and lots accounted for $15.4 million and $31.4 million in fiscal 2002 and fiscal 2001, respectively. The decrease was due to a decrease in total unit closings from 2,199 for fiscal 2001 to 1,134 in fiscal 2002 partially offset by an increase in average sales price. Home closings declined from 1,209 in fiscal 2001 to 839 in fiscal 2002, including 46 and 53 homes, respectively, closed in unconsolidated joint ventures. The average home sales price increased from $315,000 in fiscal 2001 to $346,000 in fiscal 2002.

      The decrease in total unit closings was due primarily to a reduction in actively selling projects between periods, the Company’s exit from the Nevada market and an unusual level of lot closings in fiscal 2001. The increase in average sales price is due to the closing of a higher number of units in the higher-priced California market in fiscal 2002. The decrease in the Company’s backlog from 512 units at February 28, 2001 to 194 units at February 28, 2002 is also primarily due to a decrease in selling projects in certain of the Company’s markets and to a lesser extent, the reduction in backlog units in Nevada in connection with the Company’s exit from that market. The number of actively selling projects (not including the Managed Projects) decreased from 26 at February 28, 2001 to 22 at February 28, 2002, which affected both backlog and net new orders.

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

      The Company recorded a provision for income taxes of $2.8 million in fiscal 2002, as compared to $1.8 million in fiscal 2001. The effective tax rate was reduced from the statutory rate in fiscal 2002 due to the impact of amortizing negative goodwill, and in fiscal 2001 primarily through the reversal of the Company’s previously established valuation allowance. The valuation allowance was reduced to zero at February 28, 2001.

Liquidity and Capital Resources

      The Company’s principal cash requirements are for the acquisition, development, construction, marketing and overhead of its projects. When building inventory, the Company uses substantial amounts of cash that are generally obtained from borrowings, available cash flow from operations and partners’ contributions to joint ventures.

      At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project-specific entities. During fiscal 2003, CPH LLC renewed and extended the maturity of its senior unsecured revolving credit facility (“the Senior Facility”) with several participant banks. The facility was increased from $130 million to $140 million subsequent to the fiscal 2003 year end. The facility currently has a three year revolving term through October 2005. Proceeds from this facility were used to pay down CPH LLC’s existing facilities and retire the remaining Senior Notes during fiscal 2002, as discussed below. In addition, in fiscal 2003, the Company entered into a Senior Subordinated Note Agreement in the initial amount of $20 million, with a maturity date in October 2007.

      As of February 28, 2003, the Company has in place credit facilities, including the Senior Facility, totaling $208 million (the “Facilities”) with various bank lenders (the “Banks”), of which approximately $120 million was outstanding. The Facilities other than the Senior Facility are secured by liens on various completed or under construction homes and lots held by certain wholly-owned subsidiaries of the Company. Pursuant to the Facilities, the Company and the wholly-owned subsidiaries are subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 2003, the Company and the wholly-owned subsidiaries were in compliance with these covenants.

The Facilities also define certain events that constitute events of default. As of February 28, 2003, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

      Homebuilding activity is being financed out of CPH LLC cash, bank financing, and the existing joint ventures, including joint ventures with institutional investors. Development work undertaken in certain of the Company’s joint ventures is financed through various non-recourse lending arrangements. Additional lot development activity is enhanced through various arrangements outside the Senior Facility. The Company anticipates that it will continue to utilize both third party financing and joint ventures to cover financing needs in excess of internally generated cash flow.

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

Interest Rates and Inflation

      Housing demand, in general, is adversely affected by increases in interest costs, as well as materials and other costs, which cause increases in home sale prices. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect the Company’s interest costs. If the Company is unable to duplicate its past ability to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance a home purchase, the Company’s homebuilding revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford a new home.

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

Critical Accounting Policies

      The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Management evaluates its estimates and judgments, including those which offset its most critical accounting policies on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the following accounting policies are among the most important to accurately report the Company’s financial condition and results of operations and require among the most subjective or complicated judgments, which are subject to uncertainty and the potential for change in subsequent accounting periods.

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

Impairment of Real Estate Projects

      The Company follows SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 144 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. This evaluation requires estimates of future revenues, costs and the remaining time to develop the project and requires a substantial degree of judgment by management. Actual revenues, costs and time to complete development could vary from estimates which could affect the Company’s future results of operations. Management reviews each real estate project on a community-by-community basis to determine whether or not carrying amounts have been impaired. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

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

      At the current time, the Company’s typical investment in most of its joint ventures consists of a percentage of the total capital required (typically ten percent or less) and after substantial completion of the project and after payment of all project expenses, return of invested capital together with a preferred return, the Company participates in the profits of the project. The Company typically does not provide any financial or other credit enhancements in connection with these joint venture investments but sometimes provides operational agreements that it will complete construction. The Company accounts for these joint ventures on the equity method when the Company’s ownership is less than 50 percent, and on a consolidated basis when the Company’s ownership exceeds 50 percent and when the Company exercises control.

      The adoption of Financial Interpretation (“FIN”) No. 46, which is discussed below, may in the future affect the Company’s accounting for these joint ventures.

Management Fees

      In connection with the joint ventures discussed above, the Company typically charges a management fee to the joint venture, representing reimbursement for overhead expenditures made by the Company on behalf of the joint venture project. These fees are typically either a fixed amount or a variable amount based on a percentage of actual or projected revenue within the joint venture and are collected over the life of the project. This reimbursement is included in the Company’s income statement as an offset to selling, general and administrative expense and is disclosed in Note 12 of the Notes to Consolidated Financial Statements. For unconsolidated joint ventures and Managed Projects, such amounts are recognized currently, and for consolidated joint ventures and subsidiaries, a portion of the fee related to homes which have not closed is deferred.

Related Party Transactions

      The Company has in place formal systems to identify, track and report related party transactions. The Company feels that all significant related party transactions have been properly accounted for and adequately disclosed. See Item 13 and Note 12 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning March 1, 2002. Upon adoption of this standard on March 1, 2002, the Company was required to accrete the remaining balance of negative goodwill through a cumulative effect of change in accounting principle, which increased net income in fiscal 2003 by $5.4 million, or $0.36 per diluted share. Other than the accretion of the remaining negative goodwill, the adoption of SFAS 142 did not have a significant effect on the Company’s financial position or results of operations.

      In January 2003, the FASB issued FIN 46, which addresses financial reporting requirements for variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities existing at January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating its existing arrangements and anticipates that the adoption of FIN 46 will not have a significant effect on its financial position or results of operations.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide three alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of SFAS 123. Transition to SFAS 123 is not required by SFAS 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB 25, “Accounting for Stock Issued to Employees” and related interpretations.

      SFAS 148 also amends the disclosure provisions of SFAS 123 and APB 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

      In November 2002, the FASB issued FIN 45, which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant effect on the Company’s financial position or results of operations.

      In April 2002, the FASB issued SFAS 145, “Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections.” SFAS 145 prevents treatment as extraordinary any gains or losses recognized on extinguishment of debt not meeting the criteria of APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 will affect the classification of such amounts in the financial statements of subsequent periods and comparative prior periods.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risks related to fluctuations in interest rates on its debt. Under the Senior Facility and the Senior Subordinated Credit Agreement, the Company has utilized interest rate swaps in order to fix the interest rate on $95 million of its variable rate debt. The Company has not used forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company’s sensitivity to hypothetical changes in interest rates as of February 28, 2003. Many of the statements contained in this section are forward looking and should be read in conjunction with the Company’s disclosures under the heading “Forward-Looking Statements.”

      The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund these expenditures. In addition, the Company has previously issued $100 million in fixed rate 12 3/4% Senior Notes to provide longer-term financing. During fiscal 2002, the Company repurchased the remaining balance of Senior Notes.

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company’s earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect the Company’s future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance such debt. Based on the amount of variable rate debt outstanding at February 28, 2003, and holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in interest incurred for the coming year of approximately $300,000, including the impact of the interest rate swaps discussed above.

      The table below details the principal amount and the average interest rates for debt for each category based upon the expected maturity dates. The carrying value of the Company’s variable rate debt approximates fair value due to the frequency of repricing of this debt. The Company’s fixed rate debt consists of various purchase money trust deed notes and other notes.

	Expected Maturity Date

	Year Ending

		February 28,
	February 29,				February 29,
	2004	2005	2006	2007	2008	Total	Fair Value

Liabilities:
Fixed rate debt	$1,443	$42	$968	$—	$—	$2,453	$2,453
Average interest rate	5.26%	7.86%	7.98%	—	—	6.18%
Variable rate debt	$2,227	$372	$98,070	$496	$22,945	$124,110	$124,110
Average interest rate	4.58%	5.04%	3.87%	5.04%	6.18%	4.32%

      The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Capital Pacific Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Capital Pacific Holdings, Inc. and subsidiaries as of February 28, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Capital Pacific Holdings, Inc. and subsidiaries for the year ended February 28, 2001 were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on these consolidated financial statements in their report dated May 16, 2001.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Pacific Holdings, Inc. and subsidiaries as of February 28, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, on March 1, 2003 the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, which increased earnings for the year ended February 28, 2003 as compared to the years ended February 28, 2002 and 2001.

/s/ ERNST & YOUNG LLP

Irvine, California

May 2, 2003

      The following audit report of Arthur Andersen LLP is a copy of the original report dated May 16, 2001 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended February 28, 2001, and has not been reissued by Arthur Andersen LLP since May 28, 2002. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. The Arthur Andersen LLP audit report refers to the consolidated statements of income, stockholders’ equity and cash flows of Capital Pacific Holdings, Inc. for the year ended February 28, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of Capital Pacific Holdings, Inc.:

      We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Capital Pacific Holdings, Inc. (a Delaware corporation) for the year ended February 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Capital Pacific Holdings, Inc. and subsidiaries for the year ended February 28, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Orange County, California

May 16, 2001

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 28,	February 28,
	2002	2003

ASSETS
Cash and cash equivalents	$5,080	$6,231
Restricted cash	365	495
Accounts and notes receivable (Note 12)	14,537	16,192
Real estate projects	203,685	184,891
Property and equipment	971	7,679
Investment in and advances to unconsolidated joint ventures	8,549	14,303
Prepaid expenses and other assets	13,342	21,956

Total assets	$246,529	$251,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$31,703	$20,141
Notes payable	116,265	126,563

Total liabilities	147,968	146,704

Negative goodwill	5,447	—

Minority interest	—	4,644

Stockholders’ equity:
Common stock, par value $0.10 per share; 60,000,000 shares authorized; 16,230,000 shares issued; 14,878,711 and 14,914,362 shares outstanding, respectively	1,623	1,635
Additional paid-in capital	216,853	217,249
Accumulated deficit	(120,762)	(111,098)
Treasury stock	(4,080)	(4,875)
Accumulated other comprehensive income (loss)	(520)	(2,512)

Total stockholders’ equity	93,114	100,399

Total liabilities and stockholders’ equity	$246,529	$251,747

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended

	February 28,	February 28,	February 28,
	2001	2002	2003

Sales of homes and land (Note 12)	$363,743	$298,701	$247,121
Cost of sales	(272,332)	(226,373)	(195,252)
Interest expense	(35,707)	(28,932)	(14,533)
Selling, general and administrative expenses	(38,615)	(36,301)	(34,536)
Income (loss) from unconsolidated joint ventures	(874)	746	1,748
Interest and other income, net	1,927	1,367	1,155

Income from operations	18,142	9,208	5,703
Minority interest	(5,628)	(159)	—

Income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	12,514	9,049	5,703
Provision for income taxes	(1,786)	(2,757)	(1,486)

Income before extraordinary item and cumulative effect of change in accounting principle	10,728	6,292	4,217
Extraordinary item — gain on debt retired at less than face value, net of minority interest and taxes	1,461	—	—
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	—	5,447

Net income	$12,189	$6,292	$9,664

Earnings per common share — basic and diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$0.77	$0.43	$0.28
Extraordinary item	0.11	—	—
Cumulative effect of change in accounting principle	—	—	0.36

Net income	$0.88	$0.43	$0.64

Weighted average common shares — basic	13,773	14,620	14,906

Weighted average common shares — diluted	13,896	14,795	14,958

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended February 28, 2003
(In thousands, except shares)

						Accumulated
						Other
	Common Stock		Additional			Comprehensive
			Paid-In	Accumulated	Treasury	Income
	Shares	Amount	Capital	Deficit	Stock	(Loss)	Total

Balance, February 29, 2000	13,815,911	$1,500	$211,888	$(139,243)	$(3,259)	$—	$70,886
Repurchase of common stock and warrants	(48,600)	—	—	—	(295)	—	(295)
Net income	—	—	—	12,189	—	—	12,189

Balance, February 28, 2001	13,767,311	1,500	211,888	(127,054)	(3,554)	—	82,780
Issuance of non-voting common stock	1,235,000	123	4,965	—	—	—	5,088
Repurchase of common stock and warrants	(123,600)	—	—	—	(526)	—	(526)
Net income	—	—	—	6,292	—	—	6,292
Other comprehensive income (loss):
Interest rate swap	—	—	—	—	—	(520)	(520)

Balance, February 28, 2002	14,878,711	1,623	216,853	(120,762)	(4,080)	(520)	93,114
Issuance of common stock upon warrant conversion	123,951	12	396	—	—	—	408
Repurchase of common stock and warrants	(88,300)	—	—	—	(795)	—	(795)
Net income	—	—	—	9,664	—	—	9,664
Other comprehensive income (loss):
Interest rate swap	—	—	—	—	—	(1,992)	(1,992)

Balance, February 28, 2003	14,914,362	$1,635	$217,249	$(111,098)	$(4,875)	$(2,512)	$100,399

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended

	February 28,	February 28,	February 28,
	2001	2002	2003

Operating Activities:
Net income	$12,189	$6,292	$9,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on retirement of senior unsecured notes payable	(1,461)	—	—
Gain on sale of building	(1,040)	—	—
(Income) loss from unconsolidated joint ventures, including interest expense	874	(746)	(1,748)
Minority interest	5,628	159	—
Depreciation and amortization	1,458	138	295
Accretion of deferred gain	—	(707)	(1,979)
Accretion of negative goodwill, including cumulative effect of change in accounting principle	—	(1,336)	(5,447)
Changes in operating assets and liabilities:
(Increase) decrease in accounts and notes receivable	(2,301)	10,545	(1,655)
Decrease in real estate projects	18,695	56,188	18,794
Increase in restricted cash, prepaid expenses and other assets	(2,689)	(2,075)	(7,069)
Decrease in accounts payable and accrued liabilities	(1,517)	(16,855)	(13,250)

Net cash provided by (used in) operating activities	29,836	51,603	(2,395)

Investing Activities:
Proceeds from sale of building	3,500	—	—
Purchases of property and equipment, net	(1,410)	(1,469)	(7,003)
Cash distributed with Divested Joint Ventures	(3,983)	—	—
Decrease (increase) in investments in and advances to unconsolidated joint ventures	5,162	(2,530)	(4,006)

Net cash provided by (used in) investing activities	3,269	(3,999)	(11,009)

Financing Activities:
Proceeds from notes payable	417,072	495,507	253,023
Principal payments of notes payable	(431,409)	(489,465)	(242,725)
Capital contributions (distributions) to minority interest, net	(660)	—	4,644
Retirement of senior unsecured notes payable	(29,650)	(55,592)	—
Issuance of common stock upon warrant conversion	—	—	408
Repurchase of common stock and warrants	(295)	(526)	(795)

Net cash provided by (used in) financing activities	(44,942)	(50,076)	14,555

Net increase (decrease) in cash and cash equivalents	(11,837)	(2,472)	1,151
Cash and cash equivalents, beginning of year	19,389	7,552	5,080

Cash and cash equivalents, end of year	$7,552	$5,080	$6,231

Supplemental Disclosure of Cash and Non-Cash Activities:
Cash paid during the year for interest, all capitalized to real estate projects	$27,614	$14,798	$10,310

Cash paid during the year for income taxes	$1,771	$6,491	$6,298

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

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Organization, Operations and Summary of Significant Accounting Policies

Company Organization and Operations

      Capital Pacific Holdings, Inc. (“CPH, Inc.”), together with its subsidiaries, (the “Company”) conducts business principally under the name Capital Pacific Homes.

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

      Effective February 23, 2001, CPH, Inc. and CHF consummated the first portion of an interest exchange transaction (the “Exchange Transaction”), whereby CPH, Inc. exchanged its 0.75% capital interests and contingent profit interest in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated (the “Divested Joint Ventures”), for approximately 78% of CHF’s interest in CPH LLC and all of CHF’s interests in certain residential joint ventures. At February 28, 2001 and during the three month period ended May 31, 2001, CPH, Inc. had a 93% interest in CPH LLC (as compared to 67.03% formerly) and CHF held a 7% minority interest (as compared to 32.07% formerly). As a result of the first portion of the Exchange Transaction, CPH Inc.’s interest in the total capital of CPH LLC increased by 37% or $27.2 million. Both CPH, Inc. and CHF had an option to convert CHF’s remaining 7% interest in CPH LLC into 1,235,000 shares of non-voting Common Stock of CPH, Inc. at the equivalent of approximately $6.40 per share. This option was exercised by CPH, Inc. on May 31, 2001, and as a result of this second portion of the Exchange Transaction, CPH, Inc. owned 100% of CPH LLC, and had obtained an additional increment of CPH LLC’s total capital of $7.9 million. In addition, Capital Pacific Homes, Inc., a wholly-owned subsidiary of CPH, Inc., has entered into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components, (the “Managed Projects”), whereby the Company is compensated for performing such services through a management fee arrangement, including reimbursement of all project costs. As a result of the Exchange Transaction, the Company has no further exposure to the economic or entitlement risks associated with the Divested Joint Ventures or the Managed Projects, including no obligation to provide any capital.

      The Exchange Transaction was accounted for as the simultaneous acquisition of CHF’s minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company’s interest in the Divested Joint Ventures. As a result, no gain was initially recognized, the remaining balance of the Company’s property and equipment was adjusted to zero at February 28, 2001, and again at May 31, 2001, a deferred gain of approximately $3.5 million was recorded on the disposition of one of the Divested Joint Ventures due to continuing involvement in the form of both consulting and lease arrangements between the Company and this Divested Joint Venture, and the balance of the transaction was recorded as negative goodwill in the amount of $6.8 million. Negative goodwill represents the portion of the positive difference between the Company’s basis in the assets acquired in the Exchange Transaction as compared to the assets which were divested which was not otherwise accounted for as an adjustment to property and equipment or as a deferred gain. Both negative goodwill and the deferred gain were being accreted over five years, which accretion was included as a reduction in selling, general and administrative expenses. As further discussed below, due to a recently promulgated change in accounting principles, the remaining $5.4 million in unaccreted negative goodwill as of

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 28, 2002 increased net income in fiscal 2003 through a cumulative effect of change in accounting principle. The remaining deferred gain was being accreted over the four years of its remaining expected life. However, in Fiscal 2003, the Company terminated a portion of its lease from the Divested Joint Venture noted above and did not renew a consulting agreement covering all of the Divested Joint Ventures, thus eliminating its continuing involvement on a portion of the deferred gain resulting in an acceleration of the accretion of the deferred gain in the amount of $1.3 million.

      Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $513 million at February 28, 2003 in 65 residential projects. At February 28, 2003, CPH LLC, which is now 100% owned by the Company, had $238 million in assets and a net worth of $107 million. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify CPH, Inc. and its subsidiaries against liabilities arising from the projects owned by such entities. The Company maintains certain licenses and other assets as is necessary to fulfill its obligations as managing member and under management agreements.

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

      Approximately 55, 21, 11 and 13 percent of the Company’s total revenues derived from the sale of homes and lots were in California, Texas, Arizona and Colorado, respectively, for the year ended February 28, 2003.

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

Principles of Consolidation and Minority Interest in Joint Ventures

      The consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries and certain majority-owned joint ventures, as well as the accounts of CPH LLC. All other investments (See Note 4) are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to thirty years using the straight-line method. During fiscal 2001, a building with a book value of $2,460,000 was sold, resulting in a gain of $1,040,000. In addition, a building with a book value of $3,038,000 was exchanged as part of the Exchange Transaction. As a result of the Exchange Transaction, the remaining balance of $2,994,000 in property and equipment was adjusted to zero at February 28, 2001 and again at May 31, 2001 in the amount $360,000. During fiscal 2003, the Company acquired an airplane for a purchase price of $6,337,000, which is being depreciated over its estimated useful life of 15 years.

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

      The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires long-lived assets, including inventories, that are expected to be held and used in operations to be carried at the lower of cost or, if impaired, the fair value of the asset. SFAS 144 requires that companies evaluate long-lived assets for impairment based on undiscounted future cash flows of the assets at the lowest level for which there is identifiable cash flows. This evaluation requires estimates of future revenues, costs and the remaining time to develop the project and requires a substantial degree of judgment by management. Actual revenues, costs and time to complete development could vary from estimates which could affect the Company’s future results of operations. Management reviews each real estate project on a community-by-community basis to determine whether or not carrying amounts have been impaired. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

Negative Goodwill

      Negative goodwill recorded as a result of the Exchange Transaction was being accreted over five years. During fiscal 2002, the Company recorded accretion of $1.3 million which was included as a reduction in selling, general and administrative expenses. Due to a recently promulgated change in accounting principles, the accretion of the remaining balance of negative goodwill of $5.4 million at February 28, 2002, increased income in fiscal 2003 by a corresponding amount through a cumulative effect of change in accounting principle.

Revenue Recognition

      The Company’s revenue recognition policy for the sales of homes and land follows the provisions of SFAS 66, “Accounting for Sales of Real Estate,” which specify minimum down payment requirements, financing terms and certain other requirements for sales of real estate.

      Income from sales of homes and land is recognized when title has passed, the buyer has met minimum down payment requirements and the terms of any notes received by the Company satisfy continuing investment requirements. At the time of sale, accumulated costs are relieved from real estate projects and charged to cost of sales and interest expense on a relative sales value basis.

Warranty Costs

      Estimated future warranty costs are accrued and charged to cost of sales for each home concurrent with the recognition of revenue upon satisfaction of the requirements of SFAS 66. Amounts accrued are based

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon historical experience rates. Accrued warranty reserve is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Changes in the Company’s warranty reserve are detailed in the table set forth below:

	February 28,

	2002	2003

Accrued warranty reserve, beginning of the year	1,030,000	1,923,000
Warranty costs accrued during the year	2,666,000	956,000
Warranty costs paid during the year	(1,773,000)	(1,637,000)

Accrued warranty reserve, end of the year	1,923,000	1,242,000

Income Taxes

      The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes.

Statements of Cash Flows

      For purposes of the consolidated statements of cash flows, short-term investments which have a maturity of 90 days or less from the date of purchase are considered cash equivalents.

Stock Options

      The Company accounts for equity-based compensation under SFAS 123, “Accounting for Stock-Based Compensation.” Under SFAS 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Entities electing to remain under APB 25 must make pro forma disclosures of net income or loss and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has adopted the disclosure requirements of SFAS 123 and will continue accounting for stock options under APB 25.

      The following information is provided pursuant to the requirements of SFAS No. 123. The fair value of each option granted during the year ended February 28, 2001, is estimated using the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

Fiscal 2001

Dividend yield	0%
Expected volatility	56.5%
Risk-free interest rate	6.12%
Expected life	5 years

      During the years ended February 28, 2001, 2002 and 2003, no compensation expense was recognized related to the stock options granted, however, had compensation expense been determined consistent with SFAS 123 for the Company’s stock option grants for its stock-based compensation plan, the Company’s net

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and diluted earnings per common share for the years ended February 28, 2001, 2002 and 2003, would approximate the pro forma amounts below (dollars in thousands, except per share amounts):

	Fiscal 2001		Fiscal 2002		Fiscal 2003

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$12,189	$12,099	$6,292	$6,164	$9,664	$9,642
Diluted earnings per common share	$0.88	$0.88	$0.43	$0.42	$0.64	$0.64

      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

Earnings Per Common Share

      The Company follows the provisions of SFAS 128, “Earnings Per Share.” This statement requires the presentation of both basic and diluted earnings per common share for financial statement purposes. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. The table below reconciles the components of the basic earnings per common share calculation to diluted earnings per common share (in thousands, except per share data):

	Year Ended			Year Ended			Year Ended
	February 28, 2001			February 28, 2002			February 28, 2003

	Income	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS

Basic Earnings Per Share:
Income before extraordinary item and cumulative effect of change in accounting principle	$10,728	13,773	$0.77	$6,292	14,620	$0.43	$4,217	14,906	$0.28
Effect of Dilutive Securities:
Warrants	—	—	—	—	51	—	—	—	—
Stock options	—	123	—	—	124	—	—	52	—

Diluted Earnings Per Share:
Income before extraordinary item and cumulative effect of change in accounting principle	$10,728	13,896	$0.77	$6,292	14,795	$0.43	$4,217	14,958	$0.28

Net income, basic and diluted	$12,189	13,896	$0.88	$6,292	14,795	$0.43	$9,664	14,958	$0.64

Comprehensive Income

      The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet (See Note 11).

Segment Reporting

      Effective February 28, 1999, the Company adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Under the provisions of SFAS 131, the Company’s operations are conducted and aggregated primarily under one segment, homebuilding, at this time.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17, “Intangible Assets.” This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and did adopt it for all existing goodwill and other intangible assets beginning March 1, 2002. Upon adoption of this standard on March 1, 2002 the Company was required to accrete the remaining balance of negative goodwill through a cumulative effect of change in accounting principle, which increased net income in fiscal 2003 by $5.4 million, or $0.36 per diluted share. Had the non-amortization provisions of SFAS 142 been adopted as of March 1, 2000, net income would have remained the same for fiscal 2001 and would have been $5.0 million or $0.34 per diluted share for fiscal 2002. Other than the accretion of the remaining negative goodwill, the adoption of SFAS 142 did not have a significant effect on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, which addresses financial reporting requirements for variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities existing at January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating its existing arrangements and anticipates that the adoption of FIN 46 will not have a significant effect on its financial position or results of operations.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide three alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of SFAS 123. Transition to SFAS 123 is not required by SFAS 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB 25 and related interpretations.

      SFAS 148 also amends the disclosure provisions of SFAS 123 and APB 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation or reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under “Stock Based Compensation,” above.

      In November 2002, the FASB issued FIN 45, which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant effect on the Company’s financial position or results of operations.

      In April 2002, the FASB issued SFAS 145, “Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections.” SFAS 145 prevents treatment as extraordinary any gains or losses recognized on extinguishment of debt not meeting the criteria of APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 will affect the classification of such amounts in the financial statements of subsequent periods and comparative prior periods.

     Reclassifications

      Certain reclassifications have been made to certain prior year amounts in order to conform with the current year presentation.

2.     Restricted Cash

      The Company has restricted cash totaling $365,000 and $495,000 as of February 28, 2002 and 2003, respectively. Restricted cash primarily consists of deposits to various municipalities, banks, and utilities to guarantee future performance of development obligations.

3.     Real Estate Projects

      Real estate projects consist of the following at February 28, 2002 and 2003 (in thousands):

	2002	2003

Land and improvements under construction	$157,471	$145,040
Completed residential homes	24,967	28,769
Completed model homes	21,247	11,082

	$203,685	$184,891

      Total interest costs incurred during the years ended February 28, 2001, 2002 and 2003 were $25,696,000, $14,798,000 and $10,310,000 respectively, all of which was initially capitalized to real estate projects.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Investments in and Advances to Unconsolidated Joint Ventures

      The Company is a general partner or a direct or indirect managing member and has a 50 percent or less ownership in 14 unconsolidated joint ventures at February 28, 2003. The Company’s net investment in and advances to unconsolidated joint ventures are as follows at February 28, 2002 and 2003 (in thousands):

	Capital	February 28,	February 28,
	Interest	2002	2003

Unconsolidated Joint Ventures:
LB/ L — CPH Providence, LLC	10%	$1,065	$151
LB/ L — CPH Longmont, LLC	10%	1,004	2,529
LB/ L — CPH Laguna Street, LLC	10%	946	1,119
CPH Daily Ranch, L.P.	10%	3,103	3,251
CPH Sierra Peak, L.P.	50%	—	4,650
CPH Banning-Lewis Ranch, LLC	—	200	1,062
Other	Various	2,231	1,541

		$8,549	$14,303

      The Company’s economic interests in the unconsolidated joint ventures vary. Generally, the Company receives a portion of earnings after repayment of invested capital and payment of a preferred return on invested capital is provided. Typically, the majority of capital is provided by capital partners. In addition, the Company is typically required to contribute the full amount of its capital obligation at the commencement of the joint venture’s business, but in some cases the Company may have a contingent obligation to contribute additional capital. The Company is typically the direct or indirect managing entity pursuant to terms in each venture’s agreement. In the case of Divested Joint Ventures which are now Managed Projects, the Company or a subsidiary manages the development of the project under a management contract. Such management contracts as well as the unconsolidated joint venture agreements typically provide for the payment of a fee to compensate the Company for overhead expenditures as well as reimbursement of all direct project costs. The Company provides for income taxes currently on its share of distributed and undistributed earnings and losses from the investments.

      The Company uses the equity method of accounting for its investments in the unconsolidated 50 or less percent-owned joint ventures. The accounting policies of the entities are substantially the same as those of the Company.

      Following is summarized, combined financial information for the unconsolidated joint ventures as of February 28, 2002 and 2003 and for each of the three years in the period ended February 28, 2003 (in thousands). The balance sheet information at both dates does not include the Divested Joint Ventures, but the

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income statement information for the year ended February 28, 2001 reflects the results of the Divested Joint Ventures because the Company held an ownership interest in those entities for substantially all of fiscal 2001:

	2002	2003

Assets
Cash	$1,163	$299
Real estate projects	94,818	120,313
Other assets	1,275	2,997

	$97,256	$123,609

Liabilities and Equity
Accounts payable and other liabilities	$2,529	$3,910
Due to the Company	3,289	5,600
Notes payable	5,539	7,014

	11,357	16,524

Equity
The Company	5,260	8,703
Others	80,639	98,382

	85,899	107,085

	$97,256	$123,609

	2001	2002	2003

Income Statement
Sales of homes and land	$62,704	$14,989	$21,351
Interest and other income, net	16,214	2,146	1,378

	78,918	17,135	22,729
Costs and expenses	63,505	14,201	18,222

Net income	$15,413	$2,934	$4,507

5.     Notes Payable

      Notes payable at February 28, 2002 and 2003, are summarized as follows (in thousands):

	2002	2003

Senior unsecured revolving credit facility, bearing interest varying from LIBOR to prime, as selected by the Company, plus applicable margins	$90,658	$97,626
Senior subordinated note, bearing interest at LIBOR plus applicable margin, maturing October 31, 2007.	—	20,000
Notes payable to banks, including interest varying from prime plus one quarter percent to LIBOR plus four and one quarter percent, maturing April 20, 2003, secured by certain real estate projects on a non-recourse basis (paid in full subsequent to February 28, 2003)	18,011	1,900
Other	7,596	7,037

	$116,265	$126,563

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project-specific entities. As of February 28, 2003, the Company has in place credit facilities with contingent availabilities totaling $208 million (the “Facilities”) with various bank lenders (the “Banks”), of which $120 million was outstanding. Certain of the Facilities are secured by liens on various completed or under construction homes and lots held by CPH LLC or certain wholly-owned subsidiaries of the Company. Pursuant to the Facilities, CPH LLC and the wholly-owned subsidiaries are subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At February 28, 2003, CPH LLC and the wholly-owned subsidiaries were in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of February 28, 2003, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

      During the fiscal 2003, CPH LLC renewed and extended its senior unsecured revolving credit facility (the “Senior Facility”) with several participant banks. As of February 28, 2003, the facility had a maximum commitment of $130 million and a three year revolving term. Subsequent to fiscal 2003, the maximum commitment was increased to $140 million. At the option of the Company, borrowings under the agreement bear interest at LIBOR plus applicable margin (3.88 percent at February 28, 2003) or at prime plus applicable margin (4.75 percent at February 28, 2003). Initial proceeds from this facility were used to pay down certain of CPH LLC’s existing facilities and retire the remaining $55.6 million of its previously issued 12 3/4% Senior Notes (“Senior Notes”) at face value during fiscal 2002. In addition, the Company has fixed the interest rate on $75 million of borrowings at 5.9% until October 2005 through an interest rate swap agreement with a bank which was required by the terms of the Senior Facility (see Note 11). The Company also entered into a Senior Subordinated Credit Agreement in the initial amount of $20 million, with a maturity date in October 2007, and also entered into an interest swap as required by the terms of the Senior Subordinated Credit Agreement effectively fixing the interest rate on that obligation at 9.5% through its maturity in October 2007 (see Note 11). The Senior Subordinated Credit Agreement has a maximum commitment of $50 million.

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

      During the years ended February 28, 2001, 2002 and 2003, the highest month-end balance on notes payable was $205 million, $168 million and $146 million, respectively, and the weighted average outstanding balance was $124 million, $124 million and $137 million, respectively. The weighted average interest rates on notes payable during the years ended February 28, 2001, 2002 and 2003, were 10.0 percent, 6.2 percent and 5.1 percent, respectively. The weighted average interest rates on notes payable at February 28, 2001, 2002 and 2003, were 8.4 percent, 5.1 percent and 4.4 percent, respectively.

      The aggregate scheduled principal maturities of notes payable are as follows (in thousands):

As of
February 28,
Fiscal Years Ending:	2003

2004	$3,670
2005	414
2006	99,038
2007	496
2008	22,945

Total	$126,563

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Senior Unsecured Notes Payable; Warrants

      In May, 1994, the Company issued $100 million principal amount of its 12 3/4 percent Senior Notes due May 1, 2002 (the “Notes”). In connection with the issuance of the Notes, the Company issued 790,000 warrants to purchase the Company’s common stock at a price of $3.30 per share, all of which were fully exercisable until May 1, 2002. Interest was due and payable on May 1 and November 1 of each year. The obligations associated with the Notes were transferred to CPH LLC. Effective May 1, 2001, the Notes became redeemable at the option of CPH LLC at par, plus accrued interest. During fiscal 2000 and 2001, the Company repurchased $11.6 and $32.8 million of the Notes (face value), respectively, resulting in an extraordinary gain of $955,000 and $1,461,000, respectively. During the third quarter of fiscal 2002, the Company redeemed at face value the remaining $55.6 million of Senior Notes utilizing the proceeds of the Senior Facility obtained after the closing of the Exchange Transaction.

      At February 28, 2001, unamortized bond issuance cost was $650,000, net of accumulated amortization of $5.2 million, which was being amortized over the term of the Notes utilizing the effective interest rate method. The balance of the unamortized bond issuance cost was fully amortized during fiscal 2002.

7.	Income Taxes

      The provision (credit) for income taxes consists of the following for the years ended February 28, 2001, 2002 and 2003 (in thousands):

	2001	2002	2003

Current
Federal	$2,996	$6,237	$1,192
State	865	1,317	537

	3,861	7,554	1,729
Deferred	(2,075)	(4,797)	(243)

Provision for income taxes	$1,786	$2,757	$1,486

      The deferred income tax provision (benefit) at February 28, 2001, 2002 and 2003 results from the following temporary differences between financial and tax reporting (in thousands):

	2001	2002	2003

Accrued expenses	$(921)	$(2,362)	$1,013
Construction period expenses	569	(548)	(2,065)
Depreciation	(78)	372	426
Built-in losses	1,159	46	2,009
Net operating loss carryforward	1,950	—	—
Real estate projects	—	(2,399)	(1,933)
Other	135	94	307
Increase (decrease) in valuation allowance	(4,889)	—	—

	$(2,075)	$(4,797)	$(243)

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Company’s net deferred income tax asset as of February 28, 2002 and 2003 are as follows (in thousands):

	2002	2003

Accrued expenses	$3,337	$2,324
Construction period expenses	2,426	4,491
Depreciation	983	557
Built-in losses	2,321	312
Real estate projects	(5,308)	(3,375)
Other	(93)	(530)

	$3,666	$3,779

      A reconciliation of the income tax provision computed at the federal statutory rate and the income tax provision for financial reporting purposes for the years ended February 28, 2001, 2002 and 2003, are as follows:

	2001	2002	2003

Income taxes at statutory rate	34%	35%	35%
State income taxes, net of federal tax benefit	6	3	4
Income tax accrued on Exchange Transaction	10	—	—
Reversal of valuation allowance	(39)	—	—
Accretion of negative goodwill and other	3	(8)	(13)

	14%	30%	26%

8.	Stockholders’ Equity

      In fiscal 1998, the Company announced a stock repurchase program whereby up to 1,000,000 shares of the Company’s outstanding common stock may be repurchased by CPH, Inc. or CPH LLC. As of February 28, 2003, 750,100 shares had been repurchased cumulatively under this program. In addition, the Company has repurchased on a cumulative basis 657,095 of the 790,000 warrants originally issued in connection with the issuance of the Senior Notes. Of the remaining warrants, 123,951 were exercised and 8,954 expired unexercised during fiscal 2003.

      In connection with the Exchange Transaction, the Company issued 1,235,000 shares of non-voting Common Stock to CHF. These shares are identical in all respects to the voting Common Stock of the Company with the exception of voting privileges.

      Subsequent to February 28, 2003, as the result of the settlement of certain litigation (See Note 13), 772,312 shares of the Company’s voting Common Stock held by affiliates was converted into non-voting stock. As of February 28, 2003, a total of 2,007,312 shares of the Company’s outstanding Common Stock was non-voting.

9.	401(k) Savings Plan

      The Company established a 401(k) Savings Plan (the “Plan”) in January 1993. Currently, all full-time employees are eligible to participate after attaining three months of service. Employees may contribute up to the allowable Internal Revenue Service contribution limit. The Company matches 50 cents for every dollar of employee contributions up to 4% of their annual compensation, subject to limitations imposed by the Internal Revenue Code. The Company may also make discretionary contributions, subject to certain limitations. No

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretionary contributions were made in fiscal 2001, 2002 or 2003. The Company incurred and charged to expense approximately $311,000, $237,000 and $226,000 during fiscal 2001, 2002 and 2003, respectively, related to the Plan.

10.	Stock Option Plan

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

      The following is a summary of the transactions relating to the Company’s stock option plan for the years ended February 28, 2001, 2002 and 2003:

	Fiscal 2001		Fiscal 2002		Fiscal 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	463,000	$2.28	600,500	$2.37	326,166	$2.32
Granted	250,000	2.50	—	—	—	—
Exercised	—	—	—	—	—
Canceled	(112,500)	2.39	(274,334)	2.43	(112,834)	2.27

Options outstanding, end of year	600,500	$2.37	326,166	$2.32	213,332	$2.36

Options exercisable at end of year	171,499		225,668		184,999

Options available for future grant	899,500		1,173,834		1,286,668

      The 64,833, 75,166 and 73,333 options granted in fiscal 1999, 2000 and 2001, respectively, which remain outstanding as of February 28, 2003 have exercise prices of $2.75, $1.875 and $2.50, respectively, and a remaining contractual life of 5.92, 6.58 and 7.59 years, respectively. As of February 28, 2003, 184,999 of these options are exercisable. The per share fair value of all options granted during fiscal 2001 was $0.87. No stock options were granted during fiscal 2002 or 2003.

11.	Comprehensive Income and Implementation of SFAS 133

      Effective March 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has various interest rate swap agreements which effectively fix the variable interest rate on a notional amount of $95 million of its Senior Facility and Senior Subordinated Credit Agreement. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheet at February 28, 2003. The unrealized loss, as of February 28, 2003, of $2,512,000 (net of tax benefit of $1,675,000) is recorded in stockholders’ equity as accumulated other comprehensive loss.

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

12.	Related Party Transactions

      In fiscal 2001, the Company contributed cash totaling $1,244,000 to unconsolidated joint ventures. In fiscal 2002, the Company contributed cash totaling $4,039,000 to unconsolidated joint ventures. In fiscal 2003, the Company contributed cash totaling $4,752,000 to unconsolidated joint ventures. The Company has made reimbursable advances to unconsolidated joint ventures (including the Divested Joint Ventures) for construction and other expenditures. The balance of advances at February 28, 2001, 2002 and 2003 was $3,725,000, $3,220,000 and $5,570,000, respectively. These amounts are included in investment in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets. During fiscal 2001, the Company charged interest totaling $338,000 to the joint ventures based on these advances.

      Included in accounts receivable at February 28, 2002 and February 28, 2003 is $270,000 and $197,000, respectively, of amounts owed from the Company’s various unconsolidated joint ventures to the Company’s wholly-owned subsidiary, Newport Design Center, Inc. for goods and services rendered.

      During fiscal 2001, 2002 and 2003, the Company recognized $12,092,000, $4,330,000 and $3,970,000, respectively, in construction overhead reimbursements from unconsolidated joint ventures (including the Divested Joint Ventures). Amounts are received pursuant to terms of the joint venture agreements, which generally specify a fixed payment per month over the anticipated period of development. Such amounts are included in selling, general and administrative expenses as a reimbursement of costs incurred in the accompanying income statements. As a result of the Exchange Transaction, as further described in Note 1 above, the amount of overhead incurred, as well as the corresponding reimbursements, decreased.

      Effective February 23, 2001, CPH, Inc. and CHF consummated the Exchange Transaction, whereby CPH, Inc. exchanged its 0.75% capital interests and contingent profit interest in the majority of the joint ventures capitalized by CHF including the Divested Joint Ventures for all of CHF’s interest in CPH LLC and all of CHF’s interests in certain residential joint ventures. As a result of the Exchange Transaction, CPH, Inc.’s interest in total capital of CPH LLC increased by 48% or $35.6 million. As a result of the Exchange Transaction, CPH, Inc. has no further exposure to the economic or entitlement risks associated with the Divested Joint Ventures or Managed Projects, including no obligation to provide any capital.

      Under the Exchange Transaction, the Company transferred its interests in the Divested Projects to Makallon, LLC (“Makallon”), which is beneficially owned by CHF and by a former director and officer of the Company, who is a relative of the Chairman of the Board of the Company. In connection with the Exchange Transaction, Capital Pacific Homes, Inc., a wholly-owned subsidiary of CPH, Inc., has entered into construction, management and marketing agreements with Makallon relating to the Managed Projects whereby CPH, Inc. is compensated for performing such services through a management fee arrangement. In addition, the Company has entered into a lease agreement with Makallon for office space in one building owned by a certain joint venture controlled by Makallon. The original term of the lease is three years with the opportunity for multiple extensions at the Company’s option. During fiscal 2002 and 2003 the Company paid

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Makallon approximately $400,000 and $480,000, respectively for rent. As described above, in consideration for the assets given up in the Exchange Transaction, CPH, Inc. received a substantial increase to its equity in the homebuilding operations of CPH LLC and several other homebuilding joint ventures. Effective February 28, 2003, the Company reduced the amount of space being leased from Makallon in connection with the consolidation of the Company’s Southern California homebuilding activities into new offices in Riverside County.

      In addition, the Company has entered into an agreement to purchase developed lots in one of the Managed Projects in California. No lots had been purchased under this agreement as of February 28, 2003. The Company has also entered into an agreement with Makar Properties, an affiliate of Makallon, to develop lots in a project owned by the Company in Texas.

      An officer of the Company purchased a home from the Company in fiscal 2001 for $1,450,000. During fiscal 2002, two different officers of the Company purchased homes from one of the Managed Projects for $1,451,000 and $976,000, respectively. During fiscal 2003, the relative of the Chairman referred to above purchased a home from the Company for $1,735,000. During fiscal 2003, the Chairman paid approximately $100,000 to a subsidiary of the Company for residential design and improvement services.

      In February 2003, the Company sold an undeveloped parcel of land to an entity controlled by the relative of the Chairman referred to above for $5.2 million, resulting in a gain to the Company of approximately $2.9 million. The Company holds a note receivable from that entity in the amount of $4.1 million in connection with that transaction.

      Subsequent to February 28, 2003, the Company entered into an agreement to purchase developed lots in Texas from an entity controlled by Makar Properties, as well as to lease office space from an affiliate of Makar Properties.

13.	Commitments and Contingencies

General

      Approximately $42,301,000 and $41,810,000 of performance bonds which have been issued on behalf of both CPH LLC and certain joint ventures, by which the Company has been indemnified, were outstanding at February 28, 2002 and 2003, respectively. The estimated cost to complete the development work related to the performance bonds was $13,267,000 and $5,629,000 at February 28, 2002 and 2003, respectively. The beneficiaries of these bonds are certain municipalities. Additionally, at February 28, 2003, CPH LLC has outstanding letters of credit with a bank totaling $1,854,000.

      CPH LLC has entered into agreements to lease certain office equipment and facilities under operating leases which expire at various dates through fiscal year 2008. The facility leases generally provide that CPH LLC shall pay property taxes, insurance and other items. Minimum payments under noncancelable leases at February 28, 2003, are as follows (in thousands):

Fiscal Years Ending:

2004	$1,613
2005	1,123
2006	565
2007	348
2008	83

Total	$3,732

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total rent expense was $1,153,000, $1,366,000 and $1,537,000 for the years ended February 28, 2001, 2002 and 2003, respectively.

      CPH LLC is a general partner in certain joint venture partnerships that have completed operations. As a general partner, CPH LLC is liable for all debts of these partnerships without limitation to the respective partnership interest.

Dividends

      No dividends were declared or paid for the years ended February 28, 2001, 2002 and 2003.

Legal Proceedings

      The Company is involved in routine claims and litigation arising in the ordinary course of its business. The legal responsibility and financial impact to the Company with respect to pending litigation cannot be presently ascertained. In the opinion of management, these matters are not expected to have a material adverse effect on the Company’s financial position or results of operations. The previously disclosed suit styled in part as a shareholder derivative suit has been settled and the Company had no financial obligation under the settlement. A notice describing the proposed terms of the settlement and providing an opportunity to object was mailed to all shareholders in December 2002. After no objections were received a notice of the Court’s final approval of the settlement was mailed to all shareholders in February 2003.

14.	Disclosures About Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

      Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value. These assets primarily consist of short-term investments and demand deposits.

      Notes Payable to Banks — These notes payable mature over the next five years. The rates of interest paid on the notes approximate the current rates available for secured and unsecured real estate financing with similar terms and maturities.

      Interest Rate Swaps — These instruments are accounted for in accordance with SFAS 133 and are marked to market at each reporting period.

      The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At February 28, 2002		At February 28, 2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$5,080	$5,080	$6,231	$6,231
Financial Liabilities:
Notes payable	116,265	116,346	126,563	126,563
Interest rate swaps	520	520	4,187	4,187

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Unaudited Summarized Quarterly Financial Data

      Summarized quarterly financial data for the years ended February 28, 2002 and February 28, 2003 is as follows (in thousands except per share data):

	Quarter

	First	Second	Third	Fourth	Total

2002:
Sales of homes and land	$77,494	$81,206	$60,209	$79,792	$298,701
Net income	1,430	1,215	872	2,775	6,292
Earnings per common share — basic and diluted	0.10	0.08	0.06	0.19	0.43
2003:
Sales of homes and land	$44,846	$47,020	$70,398	$84,857	$247,121
Net income	6,199	394	276	2,795	9,664
Earnings per common share — basic and diluted	0.42	0.03	0.02	0.19	0.64

      Quarterly per share amounts may not add to the full year amounts due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission no later than June 28, 2003 (the “Proxy Statement”).

Item 11.	Executive Compensation

      The information required by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference to the Company’s definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference to the Company’s definitive Proxy Statement.

Item 14.	Controls and Procedures

      Management of Capital Pacific Holdings, Inc. recognizes their responsibility for maintaining the effective and efficient internal controls and disclosure controls (the controls and procedures by which the Company ensures that information disclosed in annual and quarterly reports filed with the Securities and Exchange Commission (“SEC”) is accurately processed, summarized and reported within the required time period). The Company has procedures in place for gathering the information that is needed to enable the Company to file required reports with the SEC. The Company has a group of officers who are responsible for reviewing all quarterly and annual SEC reports. This group consists of the Company’s senior management, including its Chairman and Chief Executive Officer, Chairman of the Audit Committee, Chief Legal Officer, Chief Financial Officer, Corporate Controller, and selected Division Presidents and Division Chief Financial Officers.

      As of February 28, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO, COO and CLO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, CFO, COO and CLO, concluded that the Company’s significant disclosure controls and procedures were effective as of February 28, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report:

      1.     Financial Statements. The following Financial Statements, together with the Notes thereto and Reports of Independent Auditors and Public Accountants thereon, are included in Part II, Item 8 of this report.

      Capital Pacific Holdings, Inc.

      Report of Independent Auditors
      Report of Independent Public Accountants
      Consolidated Balance Sheets as of February 28, 2002 and 2003
      Consolidated Statements of Income for the years ended February 28, 2001, 2002 and 2003
      Consolidated Statements of Stockholders’ Equity for the years ended February 28, 2001, 2002 and 2003
      Consolidated Statements of Cash Flows for the years ended February 28, 2001, 2002 and 2003
      Notes to Consolidated Financial Statements

      2.     Exhibits

Exhibit
Number	Description

3.1	Third Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002).
3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
4.1	See the Articles of Incorporation and Bylaws of the Registrant (Exhibits 3.1—3.2).
10.1	Capital Pacific Holdings, Inc. Stock Incentive Agreement (Non-Qualified). (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999).
21.1	Subsidiaries of the Registrant.
99.1	Certification of Hadi Makarechian pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Steven O. Spelman, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Newport Beach, State of California, on May 28, 2003.

CAPITAL PACIFIC HOLDINGS, INC.

By	/s/ HADI MAKARECHIAN

Hadi Makarechian
Chairman of the Board,
Chief Executive Officer and President

Date: May 28, 2003

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

Signature	Title	Date

/s/ HADI MAKARECHIAN Hadi Makarechian	Chairman of the Board, Chief Executive Officer and President	May 28, 2003

/s/ STEVEN O. SPELMAN, JR. Steven O. Spelman, Jr.	Chief Financial Officer and Corporate Secretary	May 28, 2003

/s/ KARLHEINZ M. KAISER Karlheinz M. Kaiser	Director	May 28, 2003

/s/ ALLAN L. ACREE Allan L. Acree	Director	May 28, 2003

/s/ WILLIAM J. HADAWAY William J. Hadaway	Director	May 28, 2003

CERTIFICATIONS

I, Hadi Makarechian, certify that:

      1.     I have reviewed this annual report on Form 10-K of Capital Pacific Holdings, Inc.:

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ HADI MAKARECHIAN

Hadi Makarechian
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 28, 2003

I, Steven O. Spelman, Jr., certify that:

      1.     I have reviewed this annual report on Form 10-K of Capital Pacific Holdings, Inc.:

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN O. SPELMAN, JR.

Steven O. Spelman, Jr.
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: May 28, 2003

EXHIBIT INDEX

Number
Exhibit	Description

3.1	Third Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002
3.2	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998)
4.1	See the Articles of Incorporation and Bylaws of the Registrant (Exhibits 3.1—3.2)
10.1	Capital Pacific Holdings, Inc. Stock Incentive Agreement (Non-Qualified). (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999)
21.1	Subsidiaries of the Registrant
99.1	Certification of Hadi Makarechian pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Steven O. Spelman, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002