Form 10-Q
period 2003-05-31
CAPITAL PACIFIC HOLDINGS INC
filed 2003-07-15
CIK 813945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-09911

Capital Pacific Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-2956559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4100 MacArthur Blvd., Newport Beach, CA	92660 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code

(949) 622-8400

      Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class and Title of	Shares Outstanding as of
Capital Stock	June 30, 2003

Common Stock, $0.10 Par Value	12,907,050
Non-Voting Common Stock, $0.10 Par Value	2,007,312

CAPITAL PACIFIC HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 31,	February 28,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$6,403	$6,231
Restricted cash	495	495
Accounts and notes receivable	11,752	16,192
Real estate projects	212,047	184,891
Consolidated inventory not owned	17,694	—
Property and equipment	7,711	7,679
Investment in and advances to unconsolidated joint ventures	14,636	14,303
Prepaid expenses and other assets	22,625	21,956

Total assets	$293,363	$251,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$18,384	$20,141
Notes payable	153,446	126,563
Consolidated liabilities from inventory not owned	2,797	—

Total liabilities	174,627	146,704

Minority interest	18,148	4,644

Stockholders’ equity:
Common stock, par value $0.10 per share, 60,000,000 shares authorized; 16,230,000 shares issued; 14,914,362 shares outstanding	1,635	1,635
Additional paid-in capital	217,249	217,249
Accumulated deficit	(110,281)	(111,098)
Treasury stock	(4,875)	(4,875)
Accumulated other comprehensive income (loss)	(3,140)	(2,512)

Total stockholders’ equity	100,588	100,399

Total liabilities and stockholders’ equity	$293,363	$251,747

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except share data)

	Three Months Ended
	May 31,

	2003	2002

Sales of homes and land	$43,471	$44,846
Cost of sales	(34,229)	(34,243)
Interest expense	(2,859)	(3,318)
Selling, general and administrative expenses	(7,730)	(6,707)
Income from unconsolidated joint ventures	1,640	356
Interest and other income, net	1,068	217

Income before provision for income taxes and cumulative effect of change in accounting principle	1,361	1,151
Provision for income taxes	(544)	(399)

Income before cumulative effect of change in accounting principle	817	752
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	5,447

Net income	$817	$6,199

Earnings per common share — basic and diluted:
Income before cumulative effect of change in accounting principle	$0.05	$0.05
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	0.37

Net income	$0.05	$0.42

Weighted average common shares — basic	14,914	14,853

Weighted average common shares — diluted	14,939	14,958

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the
	Three Months Ended
	May 31,

	2003	2002

Operating activities:
Net income	$817	$6,199
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of assets	(854)	—
Depreciation and amortization	304	122
Accretion of deferred gain	(71)	(177)
Cumulative effect of change in accounting principle	—	(5,447)
(Increase) decrease in real estate projects	(27,156)	2,221
Decrease (increase) in receivables, prepaid expenses and other assets	2,127	(3,100)
Decrease in accounts payable and accrued liabilities	(2,732)	(13,824)

Net cash used in operating activities	(27,565)	(14,006)

Investing activities:
Proceeds from sale of assets	854	—
Purchases of property and equipment, net	(336)	(6,465)
(Increase) decrease in investment in and advances to unconsolidated joint ventures, net	(333)	181

Net cash provided by (used in) investing activities	185	(6,284)

Financing activities:
Borrowings (payments) on notes payable, net	26,883	25,917
Capital contributions from minority interest, net	669	—
Issuance of common stock	—	620
Repurchase of common stock and warrants	—	(790)

Net cash provided by financing activities	27,552	25,747

Net increase in cash and cash equivalents	172	5,457
Cash and cash equivalents at beginning of period	6,231	5,080

Cash and cash equivalents at end of period	$6,403	$10,537

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 2003, of Capital Pacific Holdings, Inc. (the “Company” or “CPH, Inc.”). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company’s financial position and results of operations. The results of operations for the three month period ended May 31, 2003, are not necessarily indicative of the results that may be expected for the year ending February 29, 2004. The consolidated financial statements include the accounts of the Company, wholly-owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC (“CPH LLC”), which is wholly owned by the Company. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      In fiscal year 1998, the Company consummated an equity and restructuring transaction whereby CPH, Inc. and certain of its subsidiaries transferred to CPH LLC substantially all of their respective assets and CPH LLC assumed all the liabilities of CPH, Inc. and its subsidiaries. An unaffiliated investment company, California Housing Finance, L.P. (“CHF”) then acquired a minority interest in CPH LLC as a result of a cash investment in CPH LLC. From fiscal 1998 through fiscal 2001, CPH, Inc. and CHF entered into various joint ventures.

      In February and May of 2001, CPH, Inc. and CHF consummated an interest exchange transaction (the “Exchange Transaction”), whereby CPH, Inc. exchanged its interests in the majority of the joint ventures capitalized by CHF, including certain entities which were previously consolidated (the “Divested Joint Ventures”), for CHF’s interest in CPH LLC and certain residential joint ventures. The consideration for the Exchange Transaction included CHF’s acquisition of 1,235,000 shares of non-voting Common Stock of CPH, Inc. at the equivalent of approximately $6.40 per share. As a result of the Exchange Transaction, CPH, Inc. owns 100% of CPH LLC, and obtained an increment of CPH LLC’s total capital of $35.1 million. In addition, Capital Pacific Homes, Inc., a wholly-owned subsidiary of CPH, Inc., has entered into construction, management and marketing agreements relating to certain of the Divested Joint Ventures with residential components (the “Managed Projects”), whereby the Company is compensated for performing such services through a management fee arrangement, including reimbursement of all project costs. As a result of the Exchange Transaction, the Company has no further exposure to the economic or entitlement risks associated with the Divested Joint Ventures or the Managed Projects, including no obligation to provide any capital.

      The Exchange Transaction was accounted for as the simultaneous acquisition of CHF’s minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company’s interest in the

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divested Joint Ventures. As a result, no gain was initially recognized, the remaining balance of the Company’s property and equipment was adjusted to zero at February 28, 2001, and again at May 31, 2001, a deferred gain of approximately $3.5 million was recorded on the disposition of one of the Divested Joint Ventures, and the balance of the transaction was recorded as negative goodwill in the amount of $6.8 million. Negative goodwill represents a portion of the positive difference between the Company’s basis in the assets acquired in the Exchange Transaction as compared to the assets which were divested which was not otherwise accounted for as an adjustment to property and equipment or as a deferred gain. Both negative goodwill and the deferred gain were being accreted over five years, which accretion was included as a reduction in selling, general and administrative expenses. As further discussed in Note 13 below, due to a recently promulgated change in accounting principles, the remaining $5.4 million in unaccreted negative goodwill as of February 28, 2002 increased net income in the quarter ended May 31, 2002 through a cumulative effect of change in accounting principle. The remaining deferred gain was being accreted over the four years of its remaining expected life. However, in fiscal 2003, the Company terminated a portion of its lease from the Divested Joint Venture noted above and did not renew a consulting agreement covering all of the Divested Joint Ventures, thus eliminating its continuing involvement on a portion of the deferred gain resulting in an acceleration of the accretion of the deferred gain in the amount of $1.3 million in the fourth quarter of fiscal 2003. The remaining deferred gain of $777,000 at May 31, 2003 is being accreted over the three years of its remaining expected life.

      Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $542 million at May 31, 2003 in 66 residential projects. At May 31, 2003, CPH LLC, which is wholly owned by the Company, had $282 million in assets and a net worth of $108 million. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects, pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify CPH, Inc. and its subsidiaries against liabilities arising from the projects owned by such entities. The Company maintains certain licenses and other assets as are necessary to fulfill its obligations as managing member and under management agreements.

      References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities in which the Company has an equity ownership interest. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

4.     Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the consolidation of Variable Interest Entities (“VIEs”). Under FIN 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply to the Company beginning on September 1, 2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under FIN 46 and, if applicable, accounted for in accordance with FIN 46.

      Under FIN 46, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based on the provisions of FIN 46, the Company has concluded that under certain circumstances when the Company options land or lots from an entity and pays a non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE, it will be consolidated on the balance sheet. The fair value of the applicable VIE’s inventory is reported as consolidated inventory not owned in the accompanying consolidated balance sheet at May 31, 2003.

      At May 31, 2003 the Company consolidated two VIEs created between March 1, 2003 and May 31, 2003 as a result of options to purchase land or lots from the selling entities. The Company paid cash deposits to these two VIEs totaling $2.1 million. Other than normal due diligence and transaction expenses, the Company’s option deposits represent the Company’s maximum exposure to loss. At May 31, 2003, the fair value of the property owned by the VIEs was approximately $17.7 million. To the extent the amount of any debt held by the selling entities could be determined, it has been reflected as consolidated liabilities from inventory not owned in the accompanying consolidated balance sheet at May 31, 2003. The fair value of the optioned property less these liabilities and the cash deposits, which totaled $12.8 million, was reported on the accompanying consolidated balance sheet as minority interest. Creditors of these VIEs have no recourse against the Company.

      The Company has not yet determined the anticipated impact of adopting FIN 46 for arrangements existing as of January 31, 2003. However, it may require the consolidation in the Company’s third quarter financial statements as of November 30, 2003 of the assets, liabilities and operations of certain existing homebuilding and land development joint ventures, as well as option contracts with land sellers or third-party financial entities. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of FIN 46 will not affect the Company’s consolidated net income.

5.     Investments in and Advances to Unconsolidated Entities

      The Company is a general partner or a direct or indirect managing member and has a 50 percent or lesser ownership in 13 unconsolidated entities at May 31, 2003. The Company’s net investment in and advances to unconsolidated entities are as follows at May 31, 2003 and February 28, 2003 (in thousands):

	Capital	May 31,	February 28,
	Interest	2003	2003

Unconsolidated Joint Ventures:
LB/L — CPH Providence, LLC	10%	$151	$151
LB/L — CPH Longmont, LLC	10%	2,734	2,529
LB/L — CPH Laguna Street, LLC	10%	—	1,119
CPH Daily Ranch, L.P.	10%	3,584	3,251
CPH Sierra Peak, L.P.	50%	5,139	4,650
CPH Banning-Lewis Ranch, LLC	—	1,470	1,062
Other	Various	1,558	1,541

		$14,636	$14,303

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

      Following is summarized, combined financial information for the unconsolidated entities at May 31, 2003 and February 28, 2003 and for the three month periods ended May 31, 2003 and May 31, 2002 (in thousands). This information includes in each case the interest of all equity owners of the entities, not just that of the Company and its subsidiaries.

Assets

	May 31,	February 28,
	2003	2003

Cash	$2,036	$299
Real estate projects	123,319	120,313
Other assets	1,211	2,997

	$126,566	$123,609

Liabilities and Equity

	May 31,	February 28,
	2003	2003

Accounts payable and other liabilities	$12,098	$9,510
Notes payable	11,521	7,014

	23,619	16,524

Equity	102,947	107,085

	$126,566	$123,609

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Statement

	Three Months Ended

	May 31,	May 31,
	2003	2002

Sales of homes and land	$11,188	$9,517
Interest and other income, net	146	248

	11,334	9,765
Costs and expenses	8,324	8,651

Net income	$3,010	$1,114

6.     Warranty Costs

      Estimated future warranty costs are accrued and charged to cost of sales for each home concurrent with the recognition of revenue upon satisfaction of the requirements of SFAS 66. Amounts accrued are based upon historical experience rates. Accrued warranty reserve is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Changes in the Company’s warranty reserve are detailed in the table set forth below (in thousands):

	Three Months
	Ended
	May 31,

	2003	2002

Accrued warranty reserve, beginning of the period	1,242	1,923
Warranty costs accrued during the period	204	321
Warranty costs paid during the period	(435)	(472)

Accrued warranty reserve, end of the period	1,011	1,772

7.     Notes Payable

      Notes payable at May 31, 2003 and February 28, 2003, are summarized as follows (in thousands):

	May 31,	February 28,
	2003	2003

Senior unsecured revolving credit facility, bearing interest varying from LIBOR to prime, as selected by the Company, plus applicable margins	$110,126	$97,626
Senior subordinated note, bearing interest at LIBOR plus applicable margin, maturing October 31, 2007	20,000	20,000
Purchase money obligations related to real estate acquisitions	18,617	950
Non-recourse notes payable to banks	—	1,900
Other	4,703	6,087

	$153,446	$126,563

      During the fiscal 2003, CPH LLC renewed and extended its senior unsecured revolving credit facility (the “Senior Facility”) with several participant banks. As of May 31, 2003, the facility had a maximum commitment of $140 million and a three year revolving term. Subsequent to May 31, 2003, the maximum commitment was increased to $150 million. At the option of the Company, borrowings under the agreement bear interest at LIBOR plus applicable margin (3.82 percent at May 31, 2003) or at prime plus applicable

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin (4.75 percent at May 31, 2003). Initial proceeds from this facility were used to pay down certain of CPH LLC’s existing facilities and retire the remaining $55.6 million of its previously issued 12 3/4% Senior Notes (“Senior Notes”) at face value during fiscal 2002. In addition, the Company has fixed the interest rate on $75 million of borrowings at 5.9% until October 2005 through an interest rate swap agreement with a bank which was required by the terms of the Senior Facility. The Company also entered into a Senior Subordinated Credit Agreement in the initial amount of $20 million, with a maturity date in October 2007, and also entered into an interest swap as required by the terms of the Senior Subordinated Credit Agreement effectively fixing the interest rate on that obligation at 9.5% through its maturity in October 2007. The Senior Subordinated Credit Agreement has a maximum commitment of $50 million.

8.     Earnings Per Common Share

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

	Three Months Ended

	May 31, 2003			May 31, 2002

	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per common share:
Income available to common stockholders before cumulative effect of change in accounting principle	$817	14,914	$0.05	$752	14,853	$0.05
Effect of dilutive securities:
Warrants	—	—	—	—	—	—
Stock options	—	25	—	—	105	—

Diluted earnings per common share before cumulative effect of change in accounting principle	$817	14,939	$0.05	$752	14,958	$0.05

9.     Stockholders’ Equity

      The Company has a stock repurchase program in place whereby up to 1,000,000 shares of the Company’s outstanding common stock may be repurchased. As of May 31, 2003, 750,100 shares have been repurchased cumulatively under this program. In addition, as of May 31, 2003, the Company has repurchased on a cumulative basis 657,095 of the 790,000 warrants originally issued in connection with the issuance of the Senior Notes. Of the remaining warrants, 123,951 were exercised and 8,954 expired unexercised.

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

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has various interest rate swap agreements which effectively fix the variable interest rate on a notional amount of $95 million of its Senior Facility and Senior Subordinated Credit Agreement. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheets at May 31, 2003 and February 28, 2003. The unrealized loss, net of income tax benefit, as of May 31, 2003 and February 28, 2003, of $3,140,000 and $2,512,000, respectively, is recorded in stockholders’ equity as accumulated other comprehensive loss.

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

11.     Commitments and Contingencies

      Approximately $41.3 million and $41.8 million of performance bonds which have been issued on behalf of both CPH LLC and certain joint ventures, by which the Company has been indemnified, were outstanding at May 31, 2003 and February 28, 2003, respectively. The estimated cost to complete the development work related to the performance bonds was $5.6 million at both May 31, 2003 and February 28, 2003, respectively. The beneficiaries of these bonds are certain municipalities. Additionally, at May 31, 2003 and February 28, 2003, CPH LLC has outstanding letters of credit with banks totaling $1.8 million and $1.5 million, respectively.

      The Company is subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including in some cases obtaining applicable property entitlements. In addition, the Company utilizes option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. The Company generally has the right at its discretion to terminate its obligations under these option agreements by forfeiting its cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of May 31, 2003, the Company had cash deposits outstanding of approximately $5.2 million on land purchase and option contracts having a total remaining purchase price of approximately $94.9 million, of which approximately $2.1 million is included in consolidated inventory not owned in the accompanying consolidated balance sheet at May 31, 2003 related to two option contracts, as discussed in Note 4.

      The Company also enters into land development and homebuilding joint ventures. Certain of these joint ventures obtain secured acquisition, development and construction financing. At May 31, 2003, the Company’s unconsolidated joint ventures had borrowings of approximately $11.5 million. The Company is generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required construction. Provided that the Company is in compliance with these completion obligations, the project lenders would be obligated to fund the required construction and improvements through any financing commitments available under the applicable joint venture development and construction loans.

      Additionally, the Company has agreed to indemnify third-party surety providers with respect to performance bonds issued on behalf of certain unconsolidated joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called, and the joint venture fails to reimburse the surety, the Company would be obligated to indemnify the surety. As of May 31, 2003,

CAPITAL PACIFIC HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s unconsolidated joint ventures had approximately $24.3 million of surety bonds outstanding subject to such indemnity arrangements.

      CPH LLC is a general partner in certain joint venture partnerships that have completed operations. As a general partner, CPH LLC is liable for all debts of these partnerships without limitation to the respective partnership interest.

12.     Accounting for Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The disclosure requirements of FIN 45 are effective as of December 31, 2002, and the Company adopted that portion of the pronouncement as of that date. The initial recognition and measurement requirements of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. Recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The adoption of the initial recognition and measurement requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

      The types of guarantees that the Company provides that are subject to FIN 45 generally are made to third-parties on behalf of unconsolidated homebuilding and land development joint ventures. As of May 31, 2003, these guarantees included, but were not limited to, construction completion agreements and surety bond indemnities (see Note 11 for further discussion).

13.     Other Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company has adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning March 1, 2002. Upon adoption of this standard on March 1, 2002, the Company was required to accrete the remaining balance of negative goodwill through a cumulative effect of change in accounting principle, which increased net income in the first quarter of fiscal 2003 by $5.4 million, or $0.37 per diluted share. Other than the accretion of the remaining negative goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a material impact on the Company’s financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Information is Subject to Risk and Uncertainty

      Certain statements in the financial discussion and analysis by management contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risk and uncertainty, including projections and assumptions regarding the business environment in which the Company operates. Actual future results and trends may differ materially depending on a variety of factors, including the Company’s successful execution of internal performance strategies; changes in general national and regional economic conditions, such as levels of employment, consumer confidence and income; uncertainty arising from acts of war and terrorism and similar factors; availability to homebuilders of financing for acquisitions, development and construction; availability to homebuyers of permanent mortgages; interest rate levels; the demand for housing; supply levels of land, utilities and other services, labor and materials; difficulties in obtaining permits or approvals from governmental authorities; difficulties in marketing homes; regulatory changes and weather and other environmental uncertainties; competitive influences; and the outcome of pending and future legal claims and proceedings.

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

      The following table illustrates the actual results of the Company’s operations, as well as the results including the Company’s unconsolidated joint ventures and the Managed Projects, for the three months ended May 31, 2003 and 2002. The actual results have been adjusted to reflect the inclusion of the operating results of the Company’s unconsolidated joint ventures, including the portion attributable to the Company’s Joint Venture partners, in order to facilitate the discussion of the overall results in certain portions of the discussion below. During the three months ended May 31, 2003 and 2002, the Company was responsible for construction and marketing activity in the Managed Projects and the Company’s sole economic interest is through management arrangements.

Results of Operations

(Amounts in thousands)

	Three Months Ended

	May 31, 2003			May 31, 2002

			Including			Including
			Joint Ventures			Joint Ventures
		Including	and Managed		Including	and Managed
	Consolidated	Joint Ventures	Projects	Consolidated	Joint Ventures	Projects

Sales of homes and land	$43,471	$54,659	$82,937	$44,846	$54,364	$59,138
Cost of sales	34,229	42,106	62,484	34,243	42,215	46,449

Gross margin	$9,242	$12,553	$20,453	$10,603	$12,149	$12,689

      Cost of sales, as shown above, does not include the amount of previously capitalized interest costs which are included in interest expense. As a result, the gross margin also does not reflect the impact of previously capitalized interest cost included in current interest expense. Industry practice among homebuilders varies, but Company management feels that gross margin, exclusive of interest expense, is the most relevant comparable measure, given the Company’s historical capital structure.

Operating Data

      The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for the first fiscal quarter of fiscal years 2004 and 2003, including unconsolidated joint ventures but excluding Managed Projects:

	Three Months Ended

	May 31,	May 31,
	2003	2002

New homes delivered:
California	53	25
Texas	29	36
Arizona	33	19
Colorado	28	27

Subtotal	143	107
Unconsolidated Joint Ventures (California)	28	33

Total homes delivered	171	140
Lots delivered	26	62

Total homes and lots delivered	197	202

Net new orders	308	222

Average home sales price:
California	$438,000	$747,000
Texas	210,000	325,000
Arizona	166,000	139,000
Colorado	220,000	257,000
Combined	312,000	353,000

      The following table shows backlog in units and dollars at May 31, 2003 and 2002 for each of the Company’s operations, including unconsolidated joint ventures:

	Ending Backlog

	May 31, 2003		May 31, 2002

	Units	($000s)	Units	($000s)

California	177	$69,900	79	$57,300
Texas	84	15,200	79	19,900
Arizona	79	15,900	47	6,900
Colorado	82	20,500	71	9,700

Total	422	$121,500	276	$93,800

First Three Months of Fiscal 2004 (ended May 31, 2003) Compared to First Three Months of Fiscal 2003 (ended May 31, 2002)

      Excluding the effect of a cumulative change in accounting principle in fiscal 2003, net income increased from $752,000 in the first quarter of fiscal 2003 to $817,000 in the first quarter of fiscal 2004. However, income for the quarter ended May 31, 2002 included a cumulative effect of change in accounting principle which increased income by $5.4 million, or $0.37 per share. The Company reported net income of $817,000, or $0.05 per share, in the first quarter of fiscal 2004, as compared to net income of $6.2 million, or $0.42 per share, in the first quarter of fiscal 2003.

      On a consolidated basis, sales of homes and land decreased slightly to $43.5 million for the first quarter of fiscal 2004 compared to $44.8 million for the first quarter of fiscal 2003. This decrease is primarily due to a decrease in the Company’s average sales price per home to $312,000 in the first quarter of fiscal 2003 from

$353,000 in the first quarter of fiscal 2003 and fewer lot deliveries, partially offset by higher home closings. Sales of homes and land including unconsolidated joint ventures, but excluding Managed Projects, increased slightly to $54.7 million from $54.4 million for the respective quarters. Total home closings increased from 140 in the first quarter of fiscal 2003 to 171 in the first quarter of fiscal 2004, including 33 and 28 homes, respectively, closed in unconsolidated joint ventures. This was partially offset by a decrease in lot closings from 62 in the first quarter of fiscal 2003 to 26 in the first quarter of fiscal 2004. The substantial increase in the Company’s backlog from 276 units to 422 units between quarters is primarily due to an increase in demand and backlog units in substantially all of the Company’s markets, including a 22% rise in backlog in dollar terms in California and a 130% rise in Arizona, which affected both backlog and net new orders. The Company anticipates opening between 8 and 10 net new communities over the next few quarters.

      The Company’s gross margin on home and lot closings decreased to 21.3% for the first quarter of fiscal 2004 as compared to 23.6% for the first quarter of fiscal 2003, due to a change in the mix of closings to certain higher-volume, lower-margin projects and the close-out of certain less profitable projects. The gross margin, including unconsolidated joint ventures, increased from 22.3% in the first quarter of fiscal 2003 to 23.0% in the first quarter of fiscal 2004. The Company’s measure of gross margin may differ from other homebuilders, as discussed above.

      Selling, general and administrative expense of $7.7 million for the first quarter of fiscal 2004 increased $1.0 million as compared to the first quarter of fiscal 2003 due principally to selling and marketing expense in advance of closing revenue in several new communities in certain markets as well as a lower level of construction overhead reimbursements from unconsolidated joint ventures and managed projects in the current quarter. As a percentage of revenue, selling, general and administrative expense increased from 15.0% for the first quarter of fiscal 2003 to 17.8% for the first quarter of fiscal 2004.

      Income from unconsolidated joint ventures increased from $356,000 in the first quarter of fiscal 2003 to $1.6 million in the first quarter of fiscal 2004, due to an increased level of profit participation and a higher level of closings in the active joint ventures in the current quarter.

      Interest and other income increased from $217,000 in the first quarter of fiscal 2003 to $1.1 million in the first quarter of fiscal 2004, primarily due to gains on the sale of certain assets.

      Interest incurred was $3.1 million in the first quarter of fiscal 2004, as compared to $2.2 million in the first quarter of fiscal 2003, while previously capitalized interest expensed was $2.9 million during the first quarter of fiscal 2004, as compared to $3.3 million in the first quarter of fiscal 2003.

      The Company recorded a provision for income taxes of $544,000 in the first quarter of fiscal 2004, utilizing an effective tax rate of 40.0%, as compared to $399,000 in the first quarter of fiscal 2003, with an effective tax rate of 34.7%.

Liquidity and Capital Resources

      The Company’s principal cash requirements are for the acquisition, development, construction, marketing and overhead of its projects. When building inventory, the Company uses substantial amounts of cash that are generally obtained from borrowings, available cash flow from operations and partners’ contributions to joint ventures.

      At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. During the fiscal 2003, CPH LLC renewed and extended its senior unsecured revolving credit facility (the “Senior Facility”) with several participant banks. As of May 31, 2003, the facility had a maximum commitment of $140 million and a three year revolving term. Subsequent to May 31, 2003, the maximum commitment was increased to $150 million. At the option of the Company, borrowings under the agreement bear interest at LIBOR plus applicable margin (3.82 percent at May 31, 2003) or at prime plus applicable margin (4.75 percent at May 31, 2003). Initial proceeds from this facility were used to pay down certain of CPH LLC’s existing facilities and retire the remaining $55.6 million of its previously issued 12 3/4% Senior Notes (“Senior Notes”) at face value during fiscal 2002. In addition, the

Company has fixed the interest rate on $75 million of borrowings at 5.9% until October 2005 through an interest rate swap agreement with a bank which was required by the terms of the Senior Facility (see Note 10). The Company also entered into a Senior Subordinated Credit Agreement in the initial amount of $20 million, with a maturity date in October 2007, and also entered into an interest swap as required by the terms of the Senior Subordinated Credit Agreement effectively fixing the interest rate on that obligation at 9.5% through its maturity in October 2007. The Senior Subordinated Credit Agreement has a maximum commitment of $50 million.

      As of May 31, 2003, the Company has in place certain credit facilities, including the Senior Facility, totaling $190 million (the “Facilities”) with various bank lenders (the “Banks”), of which approximately $130 million was outstanding. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At May 31, 2003, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of May 31, 2003, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

      The Company is subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.

      The Company also utilizes option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from the Senior Facility and other corporate financing sources. These option contracts also help the Company manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. The Company generally has the right at its discretion to terminate its obligations under these option agreements by forfeiting its cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of May 31, 2003, the Company had cash deposits outstanding of approximately $5.2 million on option contracts having a total remaining purchase price of approximately $94.9 million, of which approximately $2.1 million is included in consolidated inventory not owned in the accompanying consolidated balance sheet at May 31, 2003 related to two land option contracts. The Company’s utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

      The Company enters into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding its market opportunities, managing its risk profile and leveraging its capital base. Certain of these joint ventures obtain secured acquisition, development and construction financing, which minimizes the use of funds from the Senior Facility and other corporate financing sources. The Company plans to continue using these types of arrangements to finance the development of properties as opportunities arise. At May 31, 2003, these unconsolidated joint ventures and certain Managed Projects had borrowings which totaled approximately $27.0 million which, in accordance with generally accepted accounting principles, are not recorded in the accompanying consolidated balance sheet. The Company is generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture or Managed Project does not perform the required development and construction. Provided that the Company is in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable development and construction loans.

Critical Accounting Policies

      The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Management evaluates its estimates and judgments, including those which impact its most critical accounting policies on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature. Actual results may differ from these estimates under different assumptions or conditions. The Company’s key accounting policies are discussed in detail in the Company’s Form 10-K for the fiscal year ended February 28, 2003.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 provides that gains or losses resulting from the extinguishment of debt not be classified as an extraordinary item unless it meets the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have any impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The disclosure requirements of FIN 45 are effective as of December 31, 2002, and the Company adopted that portion of the pronouncement as of that date. The initial recognition and measurement requirements of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. Recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The adoption of the initial recognition and measurement requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the consolidation of variable interest entities. Under FIN 46, arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities. An enterprise is required to consolidate a variable interest entity if it is the primary beneficiary. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply beginning on September 1, 2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under FIN 46 and, if applicable, accounted for in accordance with FIN 46. The adoption of FIN 46 is reflected in the Company’s financial statements as of May 31, 2003. The Company has not yet determined the anticipated impact of adopting FIN 46 for arrangements existing as of January 31, 2003. However, it may require the consolidation of the assets, liabilities and operations of certain homebuilding and land development joint ventures, as well as option contracts with land sellers or third-party financial entities. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of FIN 46 will not affect the Company’s consolidated net income.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The “Market Risk Exposure” paragraphs are presented to provide an update about material changes to the “Quantitative and Qualitative Disclosures about Market Risk” paragraphs included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction with those paragraphs.

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

      The Company uses debt financing primarily for the purpose of acquiring and developing land and constructing and selling homes. Historically, the Company has made short-term borrowings under its revolving credit facilities to fund those expenditures. In addition, the Company had previously issued $100 million in fixed-rate 12 3/4% Senior Notes (“Senior Notes”) to provide longer-term financing. Prior to the third quarter of fiscal 2002, the Company had repurchased Senior Notes with a face value of $44.4 million. During the third quarter of fiscal 2002, the Company redeemed at face value the remaining $55.6 million of the Senior Notes.

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

Item 4.     Controls and Procedures

      As of May 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO, COO and CLO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, CFO, COO and CLO, concluded that the Company’s significant disclosure controls and procedures were effective as of May 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to May 31, 2003.

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

Date: July 15, 2003

By:	/s/ STEVEN O. SPELMAN, JR.

Steven O. Spelman, Jr.
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: July 15, 2003

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

Date: July 15, 2003

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
(Principal Financial Officer)

Date: July 15, 2003

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Hadi Makarechian pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Steven O. Spelman, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002