Form 10-Q
period 2003-08-31
CAPITAL PACIFIC HOLDINGS INC
filed 2003-10-15
CIK 813945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class and Title of	Shares Outstanding as of
Capital Stock	September 30, 2003

Common Stock, $0.10 Par Value	12,788,250
Non-Voting Common Stock, $0.10 Par Value	2,007,312

CAPITAL PACIFIC HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 31,	February 28,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$4,680	$6,231
Restricted cash	362	495
Accounts and notes receivable	17,071	16,192
Real estate projects	220,312	184,891
Consolidated inventory not owned	41,164	—
Property and equipment	7,570	7,679
Investment in and advances to unconsolidated joint ventures	12,872	14,303
Prepaid expenses and other assets	21,105	21,956

Total assets	$325,136	$251,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$18,483	$20,141
Notes payable	168,375	126,563
Consolidated liabilities from inventory not owned	22,741	—

Total liabilities	209,599	146,704

Minority interest	12,373	4,644

Stockholders’ equity:
Common stock, par value $0.10 per share, 60,000,000 shares authorized; 16,230,000 shares issued; 14,914,362 shares outstanding	1,635	1,635
Additional paid-in capital	217,249	217,249
Accumulated deficit	(109,195)	(111,098)
Treasury stock	(4,875)	(4,875)
Accumulated other comprehensive income (loss)	(1,650)	(2,512)

Total stockholders’ equity	103,164	100,399

Total liabilities and stockholders’ equity	$325,136	$251,747

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,

	2003	2002	2003	2002

Sales of homes and land	$47,584	$47,020	$91,055	$91,866
Cost of sales	(35,980)	(34,814)	(70,209)	(69,057)
Interest expense	(3,001)	(3,260)	(5,860)	(6,578)
Selling, general and administrative expenses	(8,512)	(8,591)	(16,242)	(15,298)
Income from unconsolidated joint ventures	1,546	156	3,186	512
Interest and other income, net	174	102	1,242	319

Income before provision for income taxes and cumulative effect of change in accounting principle	1,811	613	3,172	1,764
Provision for income taxes	(725)	(219)	(1,269)	(618)

Income before cumulative effect of change in accounting principle	1,086	394	1,903	1,146
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	—	—	5,447

Net income	$1,086	$394	$1,903	$6,593

Earnings per common share — basic and diluted:
Income before cumulative effect of change in accounting principle	$0.07	$0.03	$0.13	$0.08
Cumulative effect of change in accounting principle — negative goodwill, net of tax effect	—	—	—	0.36

Net income	$0.07	$0.03	$0.13	$0.44

Weighted average common shares — basic	14,914	14,923	14,914	14,898

Weighted average common shares — diluted	14,971	14,983	14,960	14,964

See accompanying notes to financial statements.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the
	Six Months Ended
	August 31,

	2003	2002

Operating activities:
Net income	$1,903	$6,593
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of assets	(854)	—
Depreciation and amortization	709	239
Accretion of deferred gain	(142)	(354)
Cumulative effect of change in accounting principle	—	(5,447)
Increase in real estate projects	(35,421)	(1,962)
(Increase) decrease in receivables, prepaid expenses and other assets	(11,164)	2,351
Decrease in accounts payable and accrued liabilities	(79)	(11,991)

Net cash used in operating activities	(45,048)	(10,571)

Investing activities:
Proceeds from sale of assets	854	—
Purchases of property and equipment, net	(600)	(7,075)
Decrease (increase) in investment in and advances to unconsolidated joint ventures, net	1,431	(3,881)

Net cash provided by (used in) investing activities	1,685	(10,956)

Financing activities:
Borrowings (payments) on notes payable, net	41,812	21,704
Issuance of common stock	—	408
Repurchase of common stock and warrants	—	(773)

Net cash provided by financing activities	41,812	21,339

Net decrease in cash and cash equivalents	(1,551)	(188)
Cash and cash equivalents at beginning of period	6,231	5,080

Cash and cash equivalents at end of period	$4,680	$4,892

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Form 10-K for the fiscal year ended February 28, 2003, of Capital Pacific Holdings, Inc. (the “Company” or “CPH, Inc.”). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature) necessary to present fairly the Company’s financial position and results of operations. The results of operations for the three and six month periods ended August 31, 2003, are not necessarily indicative of the results that may be expected for the year ending February 29, 2004. The consolidated financial statements include the accounts of the Company, wholly-owned subsidiaries and certain majority owned joint ventures, as well as the accounts of Capital Pacific Holdings, LLC (“CPH LLC”), which is wholly owned by the Company. All other investments are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      The Exchange Transaction was accounted for as the simultaneous acquisition of CHF’s minority interest in CPH LLC and certain other residential joint ventures and the disposition of the Company’s interest in the

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divested Joint Ventures. As a result, no gain was initially recognized, the remaining balance of the Company’s property and equipment was adjusted to zero, a deferred gain of approximately $3.5 million was recorded on the disposition of one of the Divested Joint Ventures, and the balance of the transaction was recorded as negative goodwill in the amount of $6.8 million. Negative goodwill represents a portion of the positive difference between the Company’s basis in the assets acquired in the Exchange Transaction as compared to the assets which were divested which was not otherwise accounted for as an adjustment to property and equipment or as a deferred gain. Both negative goodwill and the deferred gain were being accreted over five years, which accretion was included as a reduction in selling, general and administrative expenses. As further discussed in Note 13 below, due to a recently promulgated change in accounting principles, the remaining $5.4 million in unaccreted negative goodwill as of February 28, 2002 increased net income in the quarter ended May 31, 2002 through a cumulative effect of change in accounting principle. The remaining deferred gain was being accreted over the four years of its remaining expected life. However, in fiscal 2003, the Company terminated a portion of its lease from the Divested Joint Venture noted above and did not renew a consulting agreement covering all of the Divested Joint Ventures, thus eliminating its continuing involvement on a portion of the deferred gain resulting in an acceleration of the accretion of the deferred gain in the amount of $1.3 million in the fourth quarter of fiscal 2003. The remaining deferred gain of $707,000 at August 31, 2003 is being accreted over its remaining expected life.

      Assets under management, including assets owned by unconsolidated joint ventures and Managed Projects, totaled $537 million at August 31, 2003 in 65 residential projects. At August 31, 2003, CPH LLC, which is wholly owned by the Company, had $314 million in assets and a net worth of $110 million. The Company and its subsidiaries perform their respective management functions for CPH LLC and the Managed Projects pursuant to management agreements, which include provisions for the reimbursement of Company and subsidiary costs and a management fee. CPH LLC, the Managed Projects and certain other project-specific entities indemnify CPH, Inc. and its subsidiaries against liabilities arising from the projects owned by such entities. The Company maintains certain licenses and other assets as are necessary to fulfill its obligations as managing member and under management agreements.

      References to the Company are, unless the context indicates otherwise, also references to CPH LLC and the project-specific entities in which the Company has an equity ownership interest. At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by the project-specific entities.

4.     Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the consolidation of Variable Interest Entities (“VIEs”). Under FIN 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply to the Company beginning on December 1, 2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under FIN 46 and, if applicable, accounted for in accordance with FIN 46.

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

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based on the provisions of FIN 46, the Company has concluded that under certain circumstances when the Company options land or lots from an entity and pays a non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE, it will be consolidated on the balance sheet. The fair value of each applicable VIE’s inventory is reported as “consolidated inventory not owned” in the accompanying consolidated balance sheet at August 31, 2003.

      At August 31, 2003 the Company has consolidated four VIEs created between February 1, 2003 and August 31, 2003 as a result of options to purchase land or lots from the selling entities. The Company paid cash or letter of credit deposits to these four VIEs totaling $10.5 million. Other than normal due diligence and transaction expenses, the Company’s option deposits represent the Company’s maximum exposure to loss. At August 31, 2003, the fair value of the property owned by the VIEs was approximately $41.2 million. To the extent the amount of any debt held by the selling entities could be determined, it has been reflected as “consolidated liabilities from inventory not owned” in the accompanying consolidated balance sheet at August 31, 2003. The fair value of the optioned property less these liabilities and the cash deposits, which totaled $12.4 million, was reported on the accompanying consolidated balance sheet as minority interest. Creditors of these VIEs have no recourse against the Company.

      The Company has not yet determined the anticipated impact of adopting FIN 46 for arrangements existing as of January 31, 2003. However, it will require the consolidation in the Company’s fourth quarter financial statements as of February 29, 2004 of the assets, liabilities and operations of certain existing homebuilding and land development joint ventures, as well as option contracts with land sellers or third-party financial entities. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of FIN 46 will not affect the Company’s consolidated net income.

5.     Investments in and Advances to Unconsolidated Entities

      The Company is a general partner or a direct or indirect managing member in 12 unconsolidated entities at August 31, 2003. The Company’s net investment in and advances to unconsolidated entities are as follows at August 31, 2003 and February 28, 2003 (in thousands):

	Capital	August 31,	February 28,
	Interest	2003	2003

Unconsolidated Joint Ventures:
CPH Daily Ranch, L.P.	10%	$3,728	$3,251
CPH Sierra Peak, L.P.	50%	5,328	4,650
CPH Banning-Lewis Ranch, LLC	—	2,165	1,062
LB/L — CPH Providence, LLC	10%	158	151
LB/L — CPH Longmont, LLC	10%	—	2,529
LB/L — CPH Laguna Street, LLC	10%	—	1,119
Other	Various	1,493	1,541

		$12,872	$14,303

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

      The Company uses the equity method of accounting for its investments in the unconsolidated entities. The accounting policies of the entities are substantially the same as those of the Company.

      Following is summarized, combined financial information for the unconsolidated entities at August 31, 2003 and February 28, 2003 and for the three and six month periods ended August 31, 2003 and 2002, respectively (in thousands). This information includes in each case the interest of all equity owners of the entities, not just that of the Company and its subsidiaries.

Assets

	August 31,	February 28,
	2003	2003

Cash	$2,640	$299
Real estate projects	104,520	120,313
Other assets	933	2,997

	$108,093	$123,609

Liabilities and Equity

	August 31,	February 28,
	2003	2003

Accounts payable and other liabilities	$11,231	$9,510
Notes payable	6,852	7,014

	18,083	16,524

Equity	90,010	107,085

	$108,093	$123,609

Income Statement

	Three Months Ended		Six Months Ended

	August 31,	August 31,	August 31,	August 31,
	2003	2002	2003	2002

Sales of homes and land	$13,726	$1,595	$24,914	$11,112
Interest and other income, net	403	163	549	411

	14,129	1,758	25,463	11,523
Costs and expenses	9,964	1,450	18,288	10,101

Net income	$4,165	$308	$7,175	$1,422

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

	Six Months Ended
	August 31,

	2003	2002

Accrued warranty reserve, beginning of the period	$1,242	$1,923
Warranty costs accrued during the period	567	653
Warranty costs paid during the period	(759)	(899)

Accrued warranty reserve, end of the period	$1,050	$1,677

7.     Notes Payable

      Notes payable at August 31, 2003 and February 28, 2003, are summarized as follows (in thousands):

	August 31,	February 28,
	2003	2003

Senior unsecured revolving credit facility, bearing interest varying from LIBOR to prime, as selected by the Company, plus applicable margins	$125,126	$97,626
Senior subordinated note, bearing interest at LIBOR plus applicable margin, maturing October 31, 2007.	20,000	20,000
Purchase money obligations related to real estate acquisitions	18,600	950
Non-recourse notes payable to banks	—	1,900
Other	4,649	6,087

	$168,375	$126,563

      During fiscal 2003, CPH LLC renewed and extended its senior unsecured revolving credit facility (the “Senior Facility”) with several participant banks. As of August 31, 2003, the facility had a maximum commitment of $150 million and a three year revolving term. Subsequent to August 31, 2003, the maximum commitment was increased to $160 million, with an accordion provision up to $175 million. At the option of the Company, borrowings under the agreement bear interest at LIBOR plus applicable margin (3.6 percent at August 31, 2003) or at prime plus applicable margin (4.5 percent at August 31, 2003). Initial proceeds from this facility were used to pay down certain of CPH LLC’s existing facilities and retire the remaining $55.6 million of its previously issued 12 3/4% Senior Notes (“Senior Notes”) at face value during fiscal 2002. In addition, the Company has fixed the interest rate on $75 million of borrowings at 5.9% until October 2005 through an interest rate swap agreement with a bank which was required by the terms of the Senior Facility. The Company also entered into a Senior Subordinated Credit Agreement in the initial amount of $20 million, with a maturity date in October 2007, and also entered into an interest swap as required by the terms of the Senior Subordinated Credit Agreement effectively fixing the interest rate on that obligation at 9.5% through its maturity in October 2007. The Senior Subordinated Credit Agreement has a maximum commitment of $50 million. Subsequent to August 31, 2003, the amount outstanding under the Senior Subordinated Credit Agreement was increased to $30 million at the same interest rate.

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

	Three Months Ended

	August 31, 2003			August 31, 2002

	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per common share:
Income available to common stockholders before cumulative effect of change in accounting principle	$1,086	14,914	$0.07	$394	14,923	$0.03
Effect of dilutive securities:
Stock options	—	57	—	—	60	—

Diluted earnings per common share before cumulative effect of change in accounting principle	$1,086	14,971	$0.07	$394	14,983	$0.03

	Six Months Ended

	August 31, 2003			August 31, 2002

	Income	Shares	EPS	Income	Shares	EPS

Basic earnings per common share:
Income available to common stockholders before cumulative effect of change in accounting principle	$1,903	14,914	$0.13	$1,146	14,898	$0.08
Effect of dilutive securities:
Stock options	—	46	—	—	66	—

Diluted earnings per common share before cumulative effect of change in accounting principle	$1,903	14,960	$0.13	$1,146	14,964	$0.08

9.     Stockholders’ Equity

      The Company has a stock repurchase program in place whereby up to 1,000,000 shares of the Company’s outstanding common stock may be repurchased. As of August 31, 2003, 750,100 shares have been repurchased cumulatively under this program. In addition, as of August 31, 2003, the Company has repurchased on a cumulative basis 657,095 of the 790,000 warrants originally issued in connection with the issuance of the Senior Notes. Of the remaining warrants, 123,951 were exercised and 8,954 expired unexercised. Subsequent to August 31, 2003, the Company increased the stock repurchase program to a total of 2,000,000 shares. In addition, subsequent to August 31, 2003, the Company repurchased an additional 118,800 shares for a total of 868,900 repurchased cumulatively under this program as of September 30, 2003.

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

      The Company has various interest rate swap agreements which effectively fix the variable interest rate on a notional amount of $95 million of its Senior Facility and Senior Subordinated Credit Agreement. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheets at August 31, 2003 and February 28, 2003.

      The unrealized loss, net of income tax benefit, as of August 31, 2003 and February 28, 2003, of $1,650,000 and $2,512,000, respectively, is recorded in stockholders’ equity as accumulated other comprehensive loss.

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

11.     Commitments and Contingencies

      Approximately $45.5 million and $41.8 million of performance bonds which have been issued on behalf of both CPH LLC and certain joint ventures, to secure the relevant entity’s performance of development conditions imposed by municipalities, were outstanding at August 31, 2003 and February 28, 2003, respectively. The estimated cost to complete the development work related to the performance bonds was $9.8 million and $5.6 million at August 31, 2003 and February 28, 2003, respectively. The beneficiaries of these bonds are certain municipalities. Additionally, at August 31, 2003 and February 28, 2003, CPH LLC had outstanding letters of credit with banks totaling $6.7 million and $1.5 million, respectively.

      The Company is subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including in some cases obtaining applicable property entitlements. In addition, the Company utilizes option contracts with land sellers and third-party financial entities as a method of acquiring land. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. The Company generally has the right at its discretion to terminate its obligations under these option agreements by forfeiting its cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of August 31, 2003, the Company had cash deposits outstanding of approximately $9.7 million on land purchase and option contracts having a total remaining purchase price of approximately $142.7 million, of which approximately $6.1 million is included in consolidated inventory not owned in the accompanying consolidated balance sheet at August 31, 2003 related to 4 option contracts, as discussed in Note 4.

      The Company also enters into land development and homebuilding joint ventures. Certain of these joint ventures obtain secured acquisition, development and construction financing. At August 31, 2003, the Company’s unconsolidated joint ventures had borrowings of $6.9 million. The Company is generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required construction. Provided that the Company is in compliance with these completion obligations, the project lenders would be obligated to fund the required construction and improvements through any financing commitments available under the applicable joint venture development and construction loans.

CAPITAL PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, the Company has agreed to indemnify third-party surety providers with respect to performance bonds issued on behalf of certain unconsolidated joint ventures. If a joint venture does not perform its obligations, the surety bond could be called. If these surety bonds are called, and the joint venture fails to reimburse the surety, the Company would be obligated to indemnify the surety. As of August 31, 2003, the Company’s unconsolidated joint ventures had approximately $19.7 million of surety bonds outstanding subject to such indemnity arrangements.

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

      The types of guarantees that the Company provides that are subject to FIN 45 generally are made to third-parties on behalf of unconsolidated homebuilding and land development joint ventures. As of August 31, 2003, these guarantees included, but were not limited to, construction completion agreements and surety bond indemnities (see Note 11 for further discussion).

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

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Accordingly, the Company adopted SFAS 150 effective September 1, 2003 and is currently evaluating its potential impact on the Company’s financial position and results of operations.

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

      The following table illustrates the actual results of the Company’s operations, as well as the results including the Company’s unconsolidated joint ventures and the Managed Projects, for the three and six months ended August 31, 2003 and 2002. The actual results have been adjusted to reflect the inclusion of the operating results of the Company’s unconsolidated joint ventures, including the portion attributable to the Company’s Joint Venture partners, in order to facilitate the discussion of the overall results in certain portions of the discussion below. During the three and six month periods ended August 31, 2003 and 2002, the Company was responsible for construction and marketing activity in the Managed Projects and the Company’s sole economic interest is through management arrangements.

Results of Operations

(Amounts in thousands)

	Three Months Ended

	August 31, 2003			August 31, 2002

			Including			Including
			Joint Ventures			Joint Ventures
		Including	and Managed		Including	and Managed
	Consolidated	Joint Ventures	Projects	Consolidated	Joint Ventures	Projects

Sales of homes and land	$47,584	$61,310	$81,335	$47,020	$48,614	$58,020
Cost of sales	35,980	45,542	64,783	34,814	36,078	43,840

Gross margin	$11,604	$15,768	$16,552	$12,206	$12,536	$14,180

	Six Months Ended

	August 31, 2003			August 31, 2002

			Including			Including
			Joint Ventures			Joint Ventures
		Including	and Managed		Including	and Managed
	Consolidated	Joint Ventures	Projects	Consolidated	Joint Ventures	Projects

Sales of homes and land	$91,055	$115,969	$164,272	$91,866	$102,978	$117,158
Cost of sales	70,209	87,648	127,267	69,057	78,293	90,289

Gross margin	$20,846	$28,321	$37,005	$22,809	$24,685	$26,869

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

Operating Data

      The following table shows new home deliveries, lot deliveries, net new orders and average sales prices for the three and six months ended August 31, 2003 and 2002, including unconsolidated joint ventures but excluding Managed Projects:

	Three Months Ended		Six Months Ended

	August 31,	August 31,	August 31,	August 31,
	2003	2002	2003	2002

New homes delivered:
California	49	28	102	53
Texas	34	49	63	85
Arizona	50	31	83	50
Colorado	32	17	60	44

Subtotal	165	125	308	232
Unconsolidated Joint Ventures (California)	34	5	62	38

Total homes delivered	199	130	370	270
Lots delivered	12	26	38	88

Total homes and lots delivered	211	156	408	358

Net new orders	285	220	593	443

Average home sales price:
California	$432,000	$864,000	$435,000	$809,000
Texas	199,000	229,000	204,000	270,000
Arizona	185,000	148,000	177,000	145,000
Colorado	257,000	245,000	240,000	252,000
Combined	302,000	352,000	306,000	353,000

      The following table shows backlog in units and dollars at August 31, 2003 and 2002 for each of the Company’s operations, including unconsolidated joint ventures:

	Ending Backlog

	August 31, 2003		August 31, 2002

	Units	($000s)	Units	($000s)

California	217	$98,484	135	$68,500
Texas	85	20,199	96	20,600
Arizona	87	19,444	60	9,000
Colorado	107	28,683	60	11,600

Total	496	$166,810	351	$109,700

Second Quarter of Fiscal 2004 (ended August 31, 2003) Compared to Second Quarter of Fiscal 2003 (ended August 31, 2002)

      The Company reported net income of $1.1 million, or $0.07 per share, in the second quarter of fiscal 2004, as compared to net income of $394,000, or $0.03 per share, in the second quarter of fiscal 2003.

      On a consolidated basis, sales of homes and land increased slightly to $47.6 million for the second quarter of fiscal 2004 compared to $47.0 million for the second quarter of fiscal 2003. This increase is primarily due to a higher number of home closings in the second quarter of fiscal 2004 than in the second quarter of fiscal 2003, partially offset by a decrease in the Company’s average sales price per home to $302,000 in the second quarter of fiscal 2004 from $352,000 in the second quarter of fiscal 2003 as well as fewer lot deliveries. Sales of homes and land including unconsolidated joint ventures, but excluding Managed Projects, increased to $61.3 million from $48.6 million for the respective quarters. Total home closings increased from 130 in the second quarter of fiscal 2003 to 199 in the second quarter of fiscal 2004, including 5 and 34 homes, respectively, closed in unconsolidated joint ventures. This was partially offset by a decrease in lot closings from 26 in the second quarter of fiscal 2003 to 12 in the second quarter of fiscal 2004. The substantial increase in the Company’s backlog from 351 units to 496 units between quarters is primarily due to an increase in demand and backlog units in substantially all of the Company’s markets, including a 44% rise in backlog in dollar terms in California, a 147% increase in Colorado and a 116% rise in Arizona, which affected both backlog and net new orders. The Company anticipates opening between 10 and 12 net new communities over the next few quarters.

      The Company’s gross margin on home and lot closings decreased to 24.4% for the second quarter of fiscal 2004 as compared to 26.0% for the second quarter of fiscal 2003, due to a change in the mix of closings to certain higher-volume, lower-margin projects and the close-out of certain less profitable projects. The Company’s gross margin including unconsolidated joint ventures, decreased slightly from 25.8% in the second quarter of fiscal 2003 to 25.7% in the second quarter of fiscal 2004. The Company’s measure of gross margin may differ from other homebuilders, as discussed above.

      Selling, general and administrative expense of $8.5 million for the second quarter of fiscal 2004 decreased slightly from $8.6 million in the second quarter of fiscal 2003. As a percentage of revenue, selling, general and administrative expense decreased from 18.3% for the second quarter of fiscal 2003 to 17.9% for the second quarter of fiscal 2004.

      Income from unconsolidated joint ventures increased from $156,000 in the second quarter of fiscal 2003 to $1.5 million in the second quarter of fiscal 2004, due to an increased level of profit participation and a higher level of closings in the active joint ventures in the current quarter.

      Interest and other income increased from $102,000 in the second quarter of fiscal 2003 to $174,000 in the second quarter of fiscal 2004.

      Interest incurred was $3.2 million in the second quarter of fiscal 2004, as compared to $2.7 million in the second quarter of fiscal 2003, while previously capitalized interest expensed was $3.0 million during the second quarter of fiscal 2004, as compared to $3.3 million in the second quarter of fiscal 2003.

      The Company recorded a provision for income taxes of $725,000 in the second quarter of fiscal 2004, utilizing an effective tax rate of 40.0%, as compared to $219,000 in the second quarter of fiscal 2003, with an effective tax rate of 35.7%.

First Six Months of Fiscal 2004 (ended August 31, 2003) Compared to First Six Months of Fiscal 2003 (ended August 31, 2002)

      Net income increased to $1.9 million in the first six months of fiscal 2004 from $1.1 million in the first six months of fiscal 2003, excluding the effect of a cumulative change in accounting principle in fiscal 2003. Income for the six months ended August 31, 2002 included a cumulative effect of change in accounting principle which increased income by $5.4 million, or $0.36 per share. The Company reported net income of $1.9 million, or $0.13 per share, in the first six months of fiscal 2004, as compared to net income of $6.6 million, or $0.44 per share, in the first six months of fiscal 2003.

      On a consolidated basis, sales of homes and land decreased slightly to $91.0 million for the first six months of fiscal 2004 compared to $91.9 million for the first six months of fiscal 2003. This decrease is primarily due to a decrease in the Company’s average sales price per home to $306,000 in the first six months of fiscal 2004 from $353,000 in the first six months of fiscal 2003 and fewer lot deliveries, partially offset by higher home closings. Sales of homes and land including unconsolidated joint ventures, but excluding Managed Projects, increased to $116.0 million from $103.0 million for the respective periods. Total home closings increased from 270 in the first six months of fiscal 2003 to 370 in the first six months of fiscal 2004, including 38 and 62 homes, respectively, closed in unconsolidated joint ventures. This was partially offset by a decrease in lot closings from 88 in the first six months of fiscal 2003 to 38 in the first six months of fiscal 2004.

      The Company’s gross margin on home and lot closings decreased to 22.9% for the first six months of fiscal 2004 as compared to 24.8% for the first six months of fiscal 2003, due to a change in the mix of closings to certain higher-volume, lower-margin projects and the close-out of certain less profitable projects. The Company’s gross margin including unconsolidated joint ventures, increased from 24.0% in the first six months of fiscal 2003 to 24.4% in the first six months of fiscal 2004. The Company’s measure of gross margin may differ from other homebuilders, as discussed above.

      Selling, general and administrative expense of $16.2 million for the first six months of fiscal 2004 increased $944,000 as compared to the first six months of fiscal 2003 due principally to selling and marketing expense in advance of closing revenue in several new communities in certain markets, primarily during the first quarter, as well as a lower level of construction overhead reimbursements from unconsolidated joint ventures and managed projects in the current period. As a percentage of revenue, selling, general and administrative expense decreased from 16.7% for the first six months of fiscal 2003 to 17.8% for the first six months of fiscal 2004.

      Income from unconsolidated joint ventures increased from $512,000 in the first six months of fiscal 2003 to $3.2 million in the first six months of fiscal 2004, due to an increased level of profit participation and a higher level of closings in the active joint ventures in the current period.

      Interest and other income increased from $319,000 in the first six months of fiscal 2003 to $1.2 million in the first six months of fiscal 2004, primarily due to gains on the sale of certain assets.

      Interest incurred was $6.3 million in the first six months of fiscal 2004, as compared to $4.9 million in the first six months of fiscal 2003, while previously capitalized interest expensed was $5.9 million during the first six months of fiscal 2004, as compared to $6.6 million in the first six months of fiscal 2003.

      The Company recorded a provision for income taxes of $1.3 million in the first six months of fiscal 2004, utilizing an effective tax rate of 40.0%, as compared to $618,000 in the first six months of fiscal 2003, with an effective tax rate of 35.0%.

Liquidity and Capital Resources

      The Company’s principal cash requirements are for the acquisition, development, construction, marketing and overhead of its projects. When building inventory, the Company uses substantial amounts of cash that are generally obtained from borrowings, available cash flow from operations and partners’ contributions to joint ventures.

      At the current time, all material financing transactions and arrangements are incurred either by CPH LLC or by certain project specific entities. During the fiscal 2003, CPH LLC renewed and extended its senior unsecured revolving credit facility (the “Senior Facility”) with several participant banks. As of August 31, 2003, the facility had a maximum commitment of $150 million and a three year revolving term. Subsequent to August 31, 2003, the maximum commitment was increased to $160 million, with an accordion provision up to $175 million. At the option of the Company, borrowings under the agreement bear interest at LIBOR plus applicable margin (3.6 percent at August 31, 2003) or at prime plus applicable margin (4.5 percent at August 31, 2003). Initial proceeds from this facility were used to pay down certain of CPH LLC’s existing facilities and retire the remaining $55.6 million of its previously issued 12 3/4% Senior Notes (“Senior Notes”) at face value during fiscal 2002. In addition, the Company has fixed the interest rate on $75 million of borrowings at 5.9% until October 2005 through an interest rate swap agreement with a bank which was required by the terms of the Senior Facility (see Note 10). The Company also entered into a Senior Subordinated Credit Agreement in the initial amount of $20 million, with a maturity date in October 2007, and also entered into an interest swap as required by the terms of the Senior Subordinated Credit Agreement effectively fixing the interest rate on that obligation at 9.5% through its maturity in October 2007. The Senior Subordinated Credit Agreement has a maximum commitment of $50 million. Subsequent to August 31, 2003, the amount outstanding under the Senior Subordinated Credit Agreement was increased to $30 million.

      As of August 31, 2003, the Company has in place certain credit facilities, including the Senior Facility, totaling $200 million (the “Facilities”) with various bank lenders (the “Banks”), of which approximately $145 million was outstanding. Pursuant to the Facilities, the Company is subject to certain covenants, which require, among other things, the maintenance of a consolidated liabilities to net worth ratio, minimum liquidity, minimum net worth and loss limitations, all as defined in the documents that evidence the Facilities. At August 31, 2003, the Company was in compliance with these covenants. The Facilities also define certain events that constitute events of default. As of August 31, 2003, no such event had occurred. Commitment fees are payable annually on some of the Facilities.

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

      The Company also utilizes option contracts with land sellers and third-party financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from the Senior Facility and other corporate financing sources. These option contracts also help the Company manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. The Company generally has the right at its discretion to terminate its obligations under these option agreements by forfeiting its cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. As of August 31, 2003, the Company had cash deposits outstanding of approximately $9.7 million on option contracts having a total remaining purchase price of approximately $142.7 million, of which approximately $6.1 million is included in consolidated inventory not owned in the accompanying consolidated balance sheet at August 31, 2003 related to two land option contracts. The Company’s utilization of option contracts is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Options may be more difficult to procure from land sellers in strong housing market conditions and are more prevalent in certain geographic regions.

      The Company enters into land development and homebuilding joint ventures from time to time as a means of accessing lot positions, expanding its market opportunities, managing its risk profile and leveraging its capital base. Certain of these joint ventures obtain secured acquisition, development and construction financing, which minimizes the use of funds from the Senior Facility and other corporate financing sources. The Company plans to continue using these types of arrangements to finance the development of properties as opportunities arise. At August 31, 2003, these unconsolidated joint ventures and certain Managed Projects had borrowings which totaled $21.0 million which, in accordance with generally accepted accounting principles, are not recorded in the accompanying consolidated balance sheet. The Company is generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture or Managed Project does not perform the required development and construction. Provided that the Company is in compliance with these completion obligations, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable development and construction loans.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the consolidation of variable interest entities. Under FIN 46, arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities. An enterprise is required to consolidate a variable interest entity if it is the primary beneficiary. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply beginning on December 1, 2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under FIN 46 and, if applicable, accounted for in accordance with FIN 46. The Company has not yet determined the anticipated impact of adopting FIN 46 for arrangements existing as of January 31, 2003. However, it will require the consolidation in the Company’s fourth quarter financial statements as of February 29, 2004 of the assets, liabilities and operations of certain homebuilding and land development joint ventures, as well as option contracts with land sellers or third-party financial entities. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of FIN 46 will not affect the Company’s consolidated net income.

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

      As of August 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO, COO and CLO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, CFO, COO and CLO, concluded that the Company’s significant disclosure controls and procedures were effective as of August 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2003.

Item 5.	Other Information

      On October 15, 2003, the Company filed an application to voluntarily withdraw its Common Stock from listing on the American Stock Exchange and to deregister its Common Stock under Section 12(d) of the Exchange Act. The Company does not expect to be obligated to register its Common Stock under Section 12(g) of the Exchange Act at the effectiveness of the delisting because of the small number of shareholders of record of the Company’s Common Stock. Prior to the effectiveness of the deregistration, the Company will remain obligated to file periodic disclosures including Forms 10-K and 10-Q. The Company made the decision to deregister principally on the basis of the increased compliance costs associated with the Sarbanes-Oxley Act and the lack of a compensating benefit of listing to the Company and its shareholders. The deregistration may have an effect on the trading price of the Company’s Common Stock. The Company is currently seeking to identify a market maker to facilitate trading in the Company’s stock after the deregistration becomes effective.

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

32.1	Certification of Hadi Makarechian and Steven O. Spelman, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None Filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ HADI MAKARECHIAN

Hadi Makarechian
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 15, 2003

By:	/s/ STEVEN O. SPELMAN, JR.

Steven O. Spelman, Jr.
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: October 15, 2003

CERTIFICATIONS

      I, Hadi Makarechian, certify that:

           1.     I have reviewed this quarterly report on Form 10-Q of Capital Pacific Holdings, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ HADI MAKARECHIAN

Hadi Makarechian
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 15, 2003

      I, Steven O. Spelman, Jr., certify that:

           1.     I have reviewed this quarterly report on Form 10-Q of Capital Pacific Holdings, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ STEVEN O. SPELMAN, JR.

Steven O. Spelman, Jr.
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: October 15, 2003

EXHIBIT INDEX

Exhibit
Number	Description

32.1	Certification of Hadi Makarechian and Steven O. Spelman, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002